Form 10QSB
period 2007-09-30
Blue Star Energy Inc
filed 2007-12-07
CIK 1413507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ________

BLUE STAR ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	333-146561 (Commission File No.)	20-2835920 I.R.S. Employer Identification Number

5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (719) 260-8509

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,780,000 shares of common stock outstanding as of December 5, 2007.

Transitional Small Business Disclosure Format:    Yes [_]    No [X]

BLUE STAR ENERGY, INC.

BLUE STAR ENERGY, INC.
(An Exploration Stage Company)
BALANCE SHEET
as of September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$26,297

Total current assets	26,297

Oil and gas properties, at cost, using full cost method
Unevaluated oil and gas properties, net	39,125
Other assets	1,265

Total assets	$66,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,024
Accrued salaries, benefits, and taxes	17,168

Total current liabilities	40,192

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
nil shares issued and outstanding	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
9,660,000 shares issued and outstanding	9,660
Additional paid-in capital	746,640
(Deficit) accumulated during the exploration stage	(729,805)

Total shareholders' equity	26,495

Total liabilities and shareholders' equity	$66,687

The accompanying notes are an integral part of these financial statements.

BLUE STAR ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Revenues	$—	$—

Expenses:
Oil and gas lease expense	—	6,341
General and administrative	94,294	47,986

Total expenses	94,294	54,327

Operating (loss)	(94,294)	(54,327)

Other income (expense):
Interest income	217	1,372

(Loss) before taxes	(94,077)	(52,955)

Provision for income taxes	—	—

Net (loss)	$(94,077)	$(52,955)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	9,660,000	8,749,565

The accompanying notes are an integral part of these financial statements.

BLUE STAR ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2007 and 2006,
and for the period from Inception (May 11, 2005) to September 30, 2007
(Unaudited)

	2007	2006	Inception (May 11, 2005) to September 30, 2007
Revenues	$—	$—	$—

Expenses:
Oil and gas lease expense	—	6,341	8,325
Impairment of oil and gas properties	—	—	223,738
General and administrative	196,694	144,682	504,563

Total expenses	196,694	151,023	736,626

Operating (loss)	(196,694)	(151,023)	(736,626)

Other income (expense):
Interest income	1,248	3,737	6,821

(Loss) before taxes	(195,446)	(147,286)	(729,805)

Provision for income taxes	—	—	—

Net (loss)	$(195,446)	$(147,286)	$(729,805)

Net (loss) per common share:
Basic and Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	9,595,714	8,344,963

The accompanying notes are an integral part of these financial statements.

BLUE STAR ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006,
and for the period from Inception (May 11, 2005) to September 30, 2007
(Unaudited)

	2007	2006	Inception (May 11, 2005) to September 30, 2007
Cash flows from operating activities:
Net (loss)	$(195,446)	$(147,286)	$(729,805)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Impairment of oil and gas properties	—	—	223,738
(Increase) decrease in other assets	—	143	(1,265)
Increase in accounts payable and accrued liabilities	5,884	7,089	33,032

Total adjustments	5,884	7,232	255,505

Net cash (used in) operating activities	(189,562)	(140,054)	(474,300)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	23,922	—	23,922
Investment in oil and gas properties	—	(123,625)	(123,625)

Net cash provided by (used in) investing activities	23,922	(123,625)	(99,703)

Cash flows from financing activities:
Cash proceeds from sale of stock	175,000	179,000	600,300

Net cash provided by financing activities	175,000	179,000	600,300

Net increase (decrease) in cash and equivalents	9,360	(84,679)	26,297

Cash and equivalents at beginning of period	16,937	150,834	—

Cash and equivalents at end of period	$26,297	$66,155	$26,297

Supplemental Cash Flow Information
Interest paid	$—	$—	$370

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Shares issued in exchange for
oil and gas properties	$—	$150,000	$156,000

Liabilities assumed in exchange for
oil and gas properties	$—	$7,160	$7,160

The accompanying notes are an integral part of these financial statements.

BLUE STAR ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.	Summary of Significant Accounting Policies

                Blue Star Energy, Inc. (the “Company”) was organized under the laws of the State of Colorado on May 11, 2005. The Company is engaged in oil and gas acquisition, exploration, development and production service activities, primarily in the western region of the United States. The Company is in the exploration stage and has not generated any revenues from operations.

                Basis of Presentation:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2007, results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto as of December 31, 2006, included in the Company’s registration statement on Form SB-2, as amended.

                Per Share Amounts:    SFAS 128, “Earnings per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During the periods since inception, the Company has not issued any potentially dilutive securities.

                Use of Estimates:    The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.             Going Concern

                 The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. The Company has no source of operating revenue and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $729,805. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

                 The Company has raised total cash proceeds of $600,300 in sales of common stock since inception. Management believes that these proceeds will not be sufficient to fund its operating activity and other capital resource demands during the next twelve months.

                The Company’s ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.             Shareholders’ Equity

                 During the nine months ended September 30, 2007, the Company issued 330,000 shares of common stock at $0.50 per share for cash proceeds of $165,000. The $10,000 subscription receivable at December 31, 2006 was received during 2007.

4.              Related Party Transactions:

                 During 2007, an officer and director advanced $5,000 to the Company to cover short term expenses. The advance was non-interest bearing and was issued and repaid during the nine month period.

5.             Sale of Oil and Gas Properties:

                 Effective August 31, 2007, the Company sold its interests in certain oil and gas properties located in Logan County, Colorado for net cash proceeds of $23,922. As the carrying value of these properties had previously been adjusted to reflect estimated fair market value, no additional loss was recognized in connection with the sale transaction.

6.             Subsequent Events:

                 Subsequent to September 30, 2007, the Company issued an additional 120,000 shares of common stock at $0.50 per share for cash proceeds of $60,000.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2007 and compares those results to the corresponding periods ended September 30, 2006. This discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2006 including footnotes, and the discussion and analysis included in our Form SB-2, as amended, filed with the Securities and Exchange Commission (“SEC”) on October 23, 2007.

We are considered an exploration stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that classification will change.

Plan of Operation

We currently hold an interest in one oil and gas prospect known as the “Stroh Prospect” which is located within an area known as the Denver-Julesburg Basin in northeastern Colorado. The well on this prospect is presently shut-in.

Our plan of operation is to participate in the further development of the Stroh prospect, either by installing a natural gas powered electrical generator and selling electricity into the local grid or constructing a gathering system and delivering natural gas to market, and to evaluate opportunities to acquire other interests in oil and gas properties. Based on the absence of sufficient working capital to meet these objectives, we expect to solicit interest from third party investors to provide financing for these purposes. Although no specific commitments have been made, we expect to obtain such financing in the form of private equity financing. If we are unable to obtain such financing, we may be forced to forego participation in either development project as well as any opportunity to acquire an interest in other oil and gas properties.

Stroh Prospect. Between June 2005 and September 2006, we acquired an aggregate 21.75% interest in the Stroh prospect. During 2001, the lease owner conducted mechanical integrity tests on the existing well located on the prospect. Additional gas quality tests were conducted by Energy Oil & Gas, Inc. (“Energy Oil”), the prospect operator, to confirm the quality of the producible quantities of gas. To date, we have been advised by Energy Oil that the tests were favorable, that the presence of gas was confirmed and that the well is intact. However, these tests are not definitive, and we will have to wait for further production efforts to evaluate the well.

We hope to make the Stroh prospect our pilot project for our concept of electricity generation utilizing shut-in natural gas wells that are located in remote areas where pipeline delivery is unavailable. We believe there is a strong demand for this type of program and have worked with a local electrical cooperative to determine whether this type of operation in this area would be profitable to the company. Along with our operating partners, we plan to acquire and install the necessary equipment to evaluate the concept, including a modern natural gas-fired generator, a transformer and the lines to interconnect to the power system via a power pole located approximately two miles from the prospect.

We believe we can economically generate and sell approximately 250 kilowatts per hour, which equates to approximately 180 megawatts of electricity per month by acquiring a new or used natural gas-fired generator and installing it at the location of the Stroh #1 well. Gas released from the well would be used to rotate the shaft and spins the armature which in turn will produce electricity. The amount of electricity produced would be metered and delivered to the local power grid. We expect to execute a “take and pay” contract with the local cooperative, meaning it would be obligated to pay for all of the electricity we produce. Revenue we would receive would be calculated based upon a formula which includes generation output in half hour increments and total energy produced each month. The rates range from $45.00 to $70.00 per megawatt hour.

If we move forward with the electricity generation project, we anticipate that within the next twelve months we will install a modern natural gas-fired electrical generator at the prospect and construct the necessary infrastructure to deliver electricity to the local electrical cooperative. We estimate our portion of the cost of acquiring the generator and constructing the infrastructure at approximately $34,800, based on a total estimate of $160,000 and our contemplated participation of 21.75%. After the initial investment in the equipment, we anticipate that continuing production costs will be minimal.

If development efforts at the prospect and installation of the electrical generator and additional infrastructure proceed as anticipated, we expect to begin producing electricity during 2008. We believe, based upon the results of the testing of the well, the close proximity to existing producing oil and gas fields, and information concerning the oil and gas potential in the area, that there is likelihood that natural gas can be used to economically produce electricity from the prospect. However, there is no assurance that any reserves are present or will be in the future. We believe that the prospect also has potential for oil production, although this is not our primary objective for this field at this time.

Proceeds from electricity generation would provide capital to pay our proportionate share of costs and expenses in developing the property as well as our general and administrative expenses. Excess cash flow, if any, would be used to investigate and acquire additional properties.

As an alternative to selling electricity generated from natural gas produced at the Stroh prospect, we may investigate construction of a gathering pipeline system with our operating partners to provide an additional source of revenue. This gathering system may provide additional revenue to us through payments made by other owners and operators in the area. The fee for this service is customarily based on the amount of gas transported through the system. The attractiveness of a gas gathering pipeline system to other producers will depend on the amount of the fee and other alternatives for transporting gas to market.

We estimate our portion of the cost of constructing the gathering pipeline at approximately $40,000, based on a total estimate of $180,000 and our contemplated participation of 21.75%, which is based on construction estimates obtained by our operator. If we, along with our operating partners, opt instead to construct this gathering and delivery system, we would expect Energy Oil to also propose drilling at least one new well in the foreseeable future to further develop the property. Based upon several factors, including discussions with representatives of Energy Oil and our prior experience at the property, we expect to participate in construction of the additional well which is estimated to cost $49,000 to our interest. We believe that the additional well is necessary to further develop the prospect and fully exploit the estimated reserves.

Prospect Acquisition Philosophy.   Assuming the receipt of additional financing through the sale of our securities or from cash flow derived from operations, we anticipate undertaking investigation of additional properties in the next twelve months. Due to our relatively small size and competitive position in the industry, we do not anticipate acquiring a large inventory of properties to hold for future development.

Corporate Overhead.   Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $22,500 per month based on existing commitments and expectations. We expect these expenses will be paid from our cash position and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties into production.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficit of $13,895 comprised of current assets of $26,297 and current liabilities of $40,192. This represents an increased deficit of $6,524 from the working capital deficit of $7,371 reported at year end December 31, 2006. Our working capital position declined because we have utilized our capital resources as we continue to develop our business plan.

We anticipate that we will need to obtain more funding in the next 12 months to continue our business operations. The most significant of our future operating expenses include (i) $35,000 to $40,000 for our expected portion of the development costs of the Stroh prospect; (ii) approximately $17,500 per month for salaries and other corporate overhead; and (iii) approximately $5,000 per month for legal and accounting fees associated with our status as a public company required to file reports with the SEC.

We plan to obtain additional funds during the fourth quarter of 2007 through the sale of stock in a private placement. We may sell up to 500,000 shares at a price of $0.50 per share. Through December 5, 2007, we have sold 120,000 shares for cash proceeds of $60,000.

All of our capital resources to date have been provided exclusively through the sale of equity securities. We completed a private placement in April 2007 during which we sold 330,000 shares at a price of $0.50 per share for total proceeds of $165,000. From inception through September 30, 2007, we received $600,300 in cash from the issuance of our common stock. Since we are an exploration stage company and have not generated any cash from operations, we have relied on the sale of equity to fund all of our capital needs. Our prospects for generating meaningful cash from operations are slim, as we presently hold in an interest in only one property. We are dependent on the sale of stock to acquire properties to generate revenue. Presently, all of our capital resources are being utilized for corporate overhead and property holding costs.

Net cash used in operating activities during the first nine months of 2007 was $189,562. This represents an increase of $49,508 from the $140,054 that was used during the first nine months of 2006. The increase in our use of cash for operating activities is consistent with the increased operating expenses incurred during 2007.

During the first nine months of 2007, we sold our interests in the Logan County properties for net cash proceeds of $23,922. In comparison, during the first nine months of 2006, we invested $123,625 in the acquisition of oil and gas properties.

Results of Operations – Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

For the three months ended September 30, 2007, we recorded a net loss of $94,077, or $(0.01) per share, compared to a loss for the corresponding period of 2006 of $52,955 or $(0.01) per share. In neither period did we report any revenue. The increase in our net loss was due primarily to an increase in general and administrative expenses.

General and administrative expense for the three months ended September 30, 2007 increased to $94,294 compared to $47,986 during the same period of 2006. During 2007, we incurred additional legal and accounting fees of approximately $46,000 in connection with the preparation and filing of our registration statement with the SEC.

Results of Operations – Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, we recorded a net loss of $195,446, or $(0.02) per share, compared to a loss for the corresponding period of 2006 of $147,286 or $(0.02) per share. In neither period did we report any revenue. The increase in our net loss was due primarily to an increase in general and administrative expenses.

General and administrative expense for the nine months ended September 30, 2007 increased to $196,694 compared to $144,682 during the same period of 2006. The increase is generally attributable to approximately $51,000 in increased legal and accounting fees associated with the Form SB-2 Registration Statement filed with the SEC on October 23, 2007, as well as our private placement in April 2007.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

— statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

— statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form SB-2 Registration Statement, as amended, filed with the SEC, and the following:

•	The worldwide economic situation;
•	Volatility in the price of oil and gas;
•	Any change in interest rates or inflation;

•	The willingness and ability of third parties to honor their contractual commitments;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
•	Our capital costs, as they may be affected by delays or cost overruns;
•	Our costs of production;
•	Technological changes in the petroleum industry;
•	Environmental and other regulations, as the same presently exist and may hereafter be amended;
•	Our ability to identify, finance and integrate other acquisitions; and
•	Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3.   Controls and Procedures

(a)     We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)     Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.   Legal Proceedings

On November 16, 2007, BlueStar Energy Services, Inc., an Illinois corporation (“BSE Services”), filed a complaint against our company in U.S. District Court for the Northern District of Illinois. The lawsuit, which has not been formally served on us, alleges damages from trademark infringement related to our use of the name “Blue Star Energy.” The Board of Directors has evaluated various courses of action and, while we vigorously deny any wrongdoing in connection with the claims, it has concluded it is in the best interest of the company to pursue settlement with BSE Services. We are currently negotiating a settlement agreement with BSE Services which we expect to execute in the near future pursuant to which we will agree to change our corporate name in exchange for dismissal of the lawsuit with prejudice. The Board of Directors has called a special meeting of the shareholders to be held on December 11, 2007 for the purpose of approving an amendment to our Articles of Incorporation to facilitate the name change.

Item 6. Exhibits

a.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Raymond E. McElhaney.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond E. McElhaney and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 2007	BLUE STAR ENERGY, INC. /s/ Raymond E. McElhaney By: Raymond E. McElhaney, President and Principal Executive Officer

Dated: December 7, 2007	/s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer