Form 10-K
period 2007-12-31
Brishlin Resources, Inc.
filed 2008-03-28
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-146561

BRISHLIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-2835920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, CO	80918
(Address of principal executive offices)	(Zip Code)

(719) 260-8509
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |_|  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  |_|    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |__| Non-accelerated filer |__|	Accelerated filer |__| Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_|  Yes   [X]   No

The aggregate market value of the Common Stock of Brishlin Resources, Inc. held by non-affiliates as of the last business day of the registrant's most recently completed fiscal quarter was nil. As of March 27, 2008, there were 9,880,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

PART I

ITEM 1:	BUSINESS
ITEM 1A:	RISK FACTORS
ITEM 1B:	UNRESOLVED STAFF COMMENTS
ITEM 2:	PROPERTIES
ITEM 3:	LEGAL PROCEEDINGS
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
ITEM 6:	SELECTED FINANCIAL DATA
ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 8:	FINANCIAL STATEMENTS
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A(T):	CONTROLS AND PROCEDURES
ITEM 9B:	OTHER INFORMATION

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
ITEM 11:	EXECUTIVE COMPENSATION
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15:	EXHIBITS

SIGNATURES
EXHIBIT INDEX

ADDITIONAL INFORMATION

        Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS.

        We are engaged in the acquisition, exploration and development of oil, gas and mineral properties. We were organized under the laws of the State of Colorado in 2005 under the name Blue Star Energy, Inc. We changed our name to Brishlin Resources, Inc. on December 11, 2007. In October 2007, we registered our outstanding common stock with the United States Securities and Exchange Commission (“SEC”). On February 27, 2008, our common stock was first traded over-the-counter on the OTC Bulletin Board under the symbol “BRSH.”

        We presently hold an interest in 160 gross leased acres which includes one oil and gas well located in northeastern Colorado in an oil and gas producing region known as the Denver-Julesburg Basin. This well is operated by our operator, Energy Oil & Gas, Inc. (“Energy Oil”) but is presently shut-in and not producing. See “Item 2. Properties” for more information about our properties. Because oil and gas exploration and development requires significant capital and because our assets and resources are limited, we purchase minority interests in either producing wells or oil and gas exploration and development projects. We have not received revenue from operations to date.

        Energy Oil, an independent third party, serves as the operator of our Stroh prospect under a Model Form Operating Agreement dated September 9, 2005 by and among Energy Oil, MCM Capital Management, Inc. (“MCM Capital”) and the Dolphin Group, Inc. (the “Operating Agreement”). We became a party to the Operating Agreement after acquiring a working interest in the prospect. Pursuant to the Operating Agreement, Energy Oil makes substantially all decisions affecting the exploration, development and operation of the prospect. We have an option to participate in any additional exploration or development of the prospect.

        The Operating Agreement requires the parties to share operating expenses incurred under the lease and allows them to share in any revenue. Each party’s expense contribution is limited to its proportionate share of the costs of development and operation. The Operating Agreement further provides that the parties are entitled to a proportionate share of working interest revenues resulting from the development and operation of the lease. Costs and production allocations are modified proportionately in cases of specific operations where all parties do not participate.

        Our success in generating revenue from the production of oil and gas will depend at least in part upon the skill and expertise of Energy Oil as the operator of the well. Energy Oil’s President is Duane Bacon, who was active in the development of the Codell formation, one of the largest producing oil and gas formations in the Denver-Julesburg Basin. Energy Oil currently owns and operates over twenty oil and gas properties in Colorado.

        We anticipate further development of our oil and gas prospect to attempt to generate revenues. We are also evaluating opportunities to acquire other interests in oil and gas properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

Insurance

        Pursuant to the terms of the Operating Agreement, the operator of our property is required to maintain a general liability policy covering our prospect and operations. Under that policy we are required to be named as an additional insured. We do not separately carry any insurance on the prospect. Our management believes the properties are adequately covered by the insurance provided by our operator.

Competition

        The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore has greater leverage with respect to acquiring prospects and producing oil and gas. We believe a high degree of competition in this industry will continue for the foreseeable future.

        Intense competition in the industry is not limited to the acquisition of oil and gas properties but also extends to the technical expertise to find, advance, and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties. Our inability to compete with other companies for these resources may have a material adverse effect on our results of operation and business.

Government Regulation

        Our operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, federal, state and local, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our ability to become profitable. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

        The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be imposed again in the future, however we are unable to predict when, if ever, such imposition might occur.

        The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, the FERC issued Order No. 451, which is generally designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

        The price that we might receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. The FERC regulates the construction of natural gas pipeline facilities and the rates for transportation of these products in interstate commerce. The FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The FERC has also implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser.

        Any potential drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•	the amounts and types of substances and materials that may be released into the environment;
•	the discharge and disposition of waste materials;
•	the reclamation and abandonment of wells and facility sites; and
•	the remediation of contaminated sites.

Under these various regulations, we may be required to obtain permits for any proposed drilling operations, post drilling bonds and publish reports concerning operations. Any one of these activities may result in considerable time and expense dedicated by our company to these efforts.

        Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

•	Clean Air Act;
•	Oil Pollution Act of 1990;
•	Federal Water Pollution Control Act;
•	Resource Conservation and Recovery Act (“RCRA”); and
•	Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business and these increased costs may not be easily determinable.

        Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative affect on our operations.

        A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

        The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

        The Oil Pollution Act of 1990 requires owners and operators of facilities that could be the source of an oil spill into “waters of the United States” (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into waters of the United States. The Oil Pollution Act also requires affected facility owners and operators to demonstrate that they have sufficient financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for any violations.

        The Federal Water Pollution Control Act imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into waters of the United States. Permits must be obtained to discharge pollutants into state and federal waters. This federal law and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

        RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste, or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because if and when we commence production or exploratory activities, we will probably generate minimal quantities of hazardous wastes, if any.

        CERCLA imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of the site where hazardous substances have been released and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the U.S. Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

        While the foregoing regulations appear extensive, we believe that because we are presently not involved in drilling and production activities with respect to our wells, compliance with the foregoing regulations will not have any material adverse affect upon us.

Employees

        We currently have two full-time employees, both of whom serve as our executive officers. These individuals devote the majority of their business time to our affairs. We also have one part-time administrative employee. We engage one consultant to assist with our administrative and financial affairs.

ITEM 1A.    RISK FACTORS.

        This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

        Since we are a new business with no operating history, investors have no basis to evaluate our ability to operate profitably.    We were organized in 2005 and have had no revenue from operations since our inception. Our activities to date have been limited to organizational efforts, raising financing and acquiring interests in a limited number of oil and gas properties. We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

         The report of our independent accountants on our financial statements for the year ended December 31, 2007 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation.    The report cited the following factors in support of our accountant’s conclusion: (i) the substantial losses we incurred for the years ended December 31, 2007 and 2006 and the period from inception (May 11, 2005) to December 31, 2007; (ii) our lack of operating revenue; and (iii) our dependence on sale of equity securities and receipt of capital from outside sources to continue in operation. From inception to December 31, 2007, we have accumulated a loss of $815,720. If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

        We are dependent upon receipt of additional working capital to fund our business plan.    Our working capital at December 31, 2007 was a deficit of $39,810 which is insufficient to fund our business plan. We will require additional capital to continue our business operations and for development of any one of our existing properties or for acquisition of additional oil and gas prospects. If we believe drilling at our property is warranted, we will require significant additional capital to fund the drilling program. We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

        The feasibility of profitably producing oil and gas at our property has not been established, meaning that we have not completed work necessary to determine if it is commercially feasible to develop our property.    We have no proved oil and gas reserves on our property. “Proved oil and gas reserves,” as defined by regulation of the SEC, are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Development of oil and gas reserves involves the risk that no commercial production will be obtained or that production will be insufficient to recover drilling and completion or cleaning and reworking costs. Drilling also may be curtailed, delayed or canceled as a result of many factors, including, among other things, unacceptably low prices, title problems, weather conditions, labor shortages and equipment delivery problems. Additional work such as installation of an electrical generator or construction of a delivery system at the Stroh property will be necessary before production may be commercially feasible at the property.

        At the present time, we are totally dependent upon production of oil or gas from one shut-in well, raising the risk if this property should prove unproductive.    Since we have no proved reserves, there is no assurance that oil or gas can be economically produced under existing and future prices and costs. If we are unable to economically produce oil or gas from this lease, it would significantly impact our business plan since we do not have a large portfolio of properties. In that event, we might be forced to identify and invest substantial sums in one or more additional interests, and there is no assurance that such properties would be available on terms favorable to us.

        If we cannot establish or acquire reserves, we may never generate revenue.    The future success of our operations will be largely dependent on our ability to establish and/or expand our oil and gas reserves through production at our current properties or to acquire producing properties. Successful acquisition of producing properties generally requires, among other things, accurate assessments of recoverable reserves, future gas and oil prices, operating costs and potential environmental risks and other liabilities. Such assessments are necessarily inexact and their accuracy is inherently uncertain. Without successful acquisitions and exploitation, exploration and development operations, we may not be able to establish reserves and may not generate revenue from oil and gas production.

        If we decide to attempt electricity production at our Stroh prospect, we must bear our proportionate share of the substantial cost to install an electrical generator and construct the necessary infrastructure to deliver this product to market.    In order for us to sell any electricity generated from natural gas at our Stroh prospect, a natural gas-fired electrical generator must be acquired and installed and any necessary infrastructure will have to be constructed and maintained. Installation and construction has not yet begun and there is no assurance that the project will be constructed. If we or our working interest partners are unable to obtain the capital necessary to acquire and install the generator or construct the additional infrastructure, commencement of the project will be postponed or cancelled and the marketing and sale of the electricity or natural gas may be postponed indefinitely. Also, construction and maintenance of the project will likely be supervised by a third party over which we have no control.

        Decisions by the operator of our property may affect our capital requirements.    Our property is currently subject to an operating agreement with Energy Oil, the owner of a 47.5% interest in the prospect. The operator has control over the management of operations and makes decisions regarding development of the prospect. These decisions may affect our capital requirements by requiring us to pay our proportionate share of costs. Under the terms of the operating agreement, we also have the option to participate in subsequent operations. If we elect to participate in drilling or other operations, we are obligated to contribute our pro rata share of the costs (as may be adjusted for less than 100% participation by all the parties to the operating agreement) and the operator will continue to exercise control and make decisions concerning the project.

        Oil and gas operations are affected by fluctuations in oil and natural gas prices and low prices could have a material adverse effect on the future of our operations.    Our future success will depend largely on the prices received for natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either proved, discovered or acquired.

        Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	political conditions in natural gas and oil producing regions;
•	the domestic and foreign supply of natural gas and oil;
•	the price of foreign imports; and
•	overall economic conditions.

        We are in the oil and natural gas business which involves many operating risks that can cause substantial losses.    The oil and natural gas business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of underground natural gas, oil or formation water;
•	natural disasters;
•	pipe and cement failures;
•	casing collapses;
•	embedded oilfield drilling and service tools;
•	abnormal pressure formations; and
•	environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources or equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; or
•	repairs necessary to resume operations.

        If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently maintain $1,000,000 of liability insurance. However, for some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot assure our shareholders that we will be able to maintain adequate insurance in the future at rates considered reasonable.

        Governmental laws and regulations may add to our costs or limit our activities.    Our operations are affected from time to time in varying degrees by governmental laws and regulations. The oil and gas market is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our activities.

        Competition in the oil and gas industry is intense, and we have limited financial and personnel resources with which to compete.    Competition in the oil and gas industry for desirable properties, investment capital and personnel is intense. We are an insignificant participant in the oil and gas industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital to fully develop or further explore our interests and unable to acquire other desirable properties.

        Title to our oil and gas leases could be defective in which case we may not own the interests that we believe we do.    It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. If the title to the prospects should prove to be defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.

        Our property is subject to royalties, the payment of which will decrease our revenues.    Our current prospect is subject to overriding royalty payments of up to a maximum of 18% of gross revenues if revenues are ever generated. These payments will be made to certain individuals, including our executive officers and the principal of our operating partner, Energy Oil. Since our share of any revenues received from production will be calculated net of expenses and costs, the payment of these royalties will reduce our potential revenue.

        We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.    If any of our current employees were to die, become disabled or leave the company, we would be forced to identify and retain individuals to replace them. Messrs. Raymond McElhaney and Bill Conrad are our only officers at this time. Frank L. Jennings is our consultant for financial and accounting matters who currently serves as our principal financial officer. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our key personnel at this time. We have no life insurance on any individual at this time, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

        While we believe we have adequate internal controls over financial reporting, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal controls for the fiscal year ending December 2007. Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we are unable to assert that our internal controls over financial reporting are effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

        Because we do not have an audit or compensation committee, shareholders will have to rely on our Board of Directors, all members of which are also our executive officers and as such are not “independent” as defined by a national securities exchange, to perform these functions.   We do not have an audit or compensation committee. These functions are performed by our Board of Directors as a whole and none of the members of our Board meets the definition of “independent” under the rules of any national securities exchange. Since both of our current Board members are also our management, there is a potential conflict where these individuals participate in discussions concerning management compensation and audit issues that may affect management decisions.

        Since none of the members of our Board of Directors has met the definition of “independent” since our inception, all corporate decisions have thus far been by “non-independent” or “interested” directors, including decisions regarding executive compensation and related party transactions.

        The laws of the State of Colorado and our Articles of Incorporation may protect our directors from certain types of lawsuits.    The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

        The sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.    A significant number of shares of our common stock are currently eligible for sale under Rule 144. Under Rule 144, and under certain circumstances, an owner is permitted to sell every three months the greater of: (i) 1% of the amount of our outstanding common stock, or (ii) the average weekly trading volume of our common stock for the four weeks preceding the sale. It is likely that market sales of large amounts of common stock (or the potential for those sales even if they do not actually occur) could cause the market price of our common stock to decline, if a trading market is ever established, which may make it difficult to sell our common stock in the future at a time and price which we deem reasonable or appropriate and may also cause you to lose all or a part of your investment.

        A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our executive officers and directors beneficially own approximately 50% of our common stock as of the date of this report. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

        Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so.    Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited. Our trading volume on the OTC Bulletin Board since we commenced trading has averaged approximately 13,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

        Since our common stock is not presently listed on a national securities exchange, trading in our shares will likely be subject to rules governing “penny stocks,” which will impair trading activity in our shares.    Our common stock may be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

        Our stock price may be volatile and as a result you could lose all or part of your investment.    In addition to volatility associated with over-the-counter securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	changes in the worldwide price for oil or natural gas;
•	disappointing results from our exploration efforts;
•	failure to meet our revenue or profit goals or operating budget;
•	decline in demand for our common stock;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	technological innovations by competitors or in competing technologies;
•	investor perception of our industry or our prospects; and
•	general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

        Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.    We have the authority to issue up to 100,000,000 shares of common stock, 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently listed on a national securities exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because there is presently no trading market for our common stock, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

        We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future.    We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Stroh Prospect

        We currently hold a leasehold interest in 160 undeveloped gross acres (34.8 net acres) containing one oil and gas well (0.2175 net wells) known as the Stroh prospect. The prospect is located in the Denver-Julesburg Basin area in Morgan County in northeastern Colorado. Our prospect is held by a mineral lease. Under the lease terms, we and the other working interest owners as a group are entitled to develop the prospect for oil and gas production and are required to pay the lessor a royalty of 13% of gross revenue from any production. Additionally, the working interest owners are required to make a compensatory payment of $200 per month to the lessor for each month the well remains shut-in, which payments hold the lease so long as we are not producing. The well is presently shut-in and we are not involved in any drilling activity.

        The table below sets forth the other working interest owners and ownership percentages for the Stroh prospect as set forth in the Operating Agreement:

Participant in Stroh Prospect	Percentage Owned
Brishlin Resources, Inc.	21.75%
Energy Oil & Gas Inc.	47.5%
MCM Capital Management, Inc.	2.0%
The Dolphin Group, Inc.	28.75%

        In June 2005 we acquired a 2% working interest in the Stroh prospect from an investor in exchange for our common stock. In January 2006, we purchased an additional 7.875% working interest in Stroh from MCM Capital, a corporation controlled by our executive officers. In September 2006, we acquired an 11.875% working interest in Stroh from one of our original operating partners, which brought our total interest in the Stroh prospect to 21.75%.

        The Stroh #1 well is located in what is known as the Lee Field in the Denver-Julesburg Basin. The well is located southeast of the city of Fort Morgan, Colorado, which is located along Interstate 76. Access to the Stroh #1 well is via County Road 21. Drilling for the well commenced in 1977 and it is approximately 5,500 feet (1,676 meters) deep.

        The Stroh #1 well has no historical production and no proved oil and gas reserves. The Stroh #1 well is presently shut-in and will likely remain so until the working interest owners acquire the appropriate equipment and construct required infrastructure to produce and sell the gas. Our options for further developing the property include installing a generator to produce electricity for sale to the local electric grid or constructing a gathering system to deliver gas to a pipeline.

Lutin and Marostica Prospects

        We acquired an 11.875% working interest in each of the Lutin prospect and the Marostica prospect in September 2006 in conjunction with our purchase of an additional interest in the Stroh prospect. Both prospects are developed and include one well located on each respective prospect known as the Lutin #1 well and the Marostica #1 well. Historically, the Lutin #1 well and Marostica #1 well were producing, however, both of these wells were shut-in due to excess formation water prior to the purchase of our interest. We have never received revenue from these prospects.

        Effective August 31, 2007, along with our operating partners, we sold our interest in the Lutin and Marostica prospects and the associated equipment to an independent third party. We received approximately $23,900 from the sale in proportion with our interest. We sold the prospects after extensive testing revealed excessive water surrounding the formation. The decision was made in conjunction with our other working interest partners to sell the project due to the economic uncertainty going forward.

Royalties

        Our Stroh prospect is subject to royalties in favor of certain individuals, including our executive officers and the principal of our operator. The Stroh landowner retained a 13% royalty in connection with granting the oil and gas lease. Additional royalty interests were reserved to our executive officers and others in connection with their participation in the project prior to the formation of our company. The royalty interests represent an obligation to make payments of percentages of gross revenue generated from the prospect prior to payment of any costs or expenses associated with production. The royalty payments for each of the leases in which we currently hold an interest are set forth below:

Royalty Holder	Percent Royalty Retained For Stroh #1
Raymond E. McElhaney	0.625%
Bill M. Conrad	0.625%
Duane Bacon	2.500%
Robert H. Johnson	1.250%
Stroh Landowner	13.000%

TOTAL:	18.000%

        These royalties mean that although our company is responsible for paying its percentage of costs and expenses associated with the property, the amount of future revenues received by us in proportion to our interest will be reduced by royalties paid to the individuals in the amounts listed above.

Office Facilities

        Effective October 1, 2007, we leased approximately 1,500 square feet of office space under a one year agreement with an independent third party requiring payments of $1,328 per month. We share this space with MCM Capital. We believe this space is adequate for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS.

        On November 16, 2007, BlueStar Energy Services, Inc., an Illinois corporation ("BSE Services"), filed a complaint against our company in U.S. District Court for the Northern District of Illinois alleging damages from trademark infringement related to our use of the name "Blue Star Energy." While we disputed the allegations in the complaint, the Board of Directors concluded it was in the best interest of the company to pursue settlement with BSE Services. On December 7, 2007, we entered into a settlement agreement with BSE whereby we agreed to cease all use of the name "Blue Star Energy" in exchange for dismissal of the lawsuit with prejudice. Our shareholders approved the amendment to our Articles of Incorporation to facilitate the name change at a special meeting held for this purpose on December 11, 2007. The lawsuit was subsequently dismissed with prejudice effective December 18, 2007.

        We are not currently subject to any other legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        As discussed in Item 3 above, on December 11, 2007, the Board of Directors held a special meeting of the shareholders for the purpose of approving an amendment to our Articles of Incorporation to facilitate a name change of our company. There were 9,600,000 votes cast in favor of approving the amendment and zero votes cast against or withheld from the amendment.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

        Effective February 27, 2008, our common stock began trading over-the-counter and is quoted on the OTC Bulletin Board under the symbol "BRSH." Prior to that date, there was no established trading market for our common stock. The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the period commencing February 27, 2008 to date. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected. Trading in our common stock is extremely limited.

Year Ending	High	Low
December 31, 2008
First Quarter (commencing February 27, 2008)	$0.70	$0.20

        On March 27, 2008 the last sales price of our common stock on the OTC Bulletin Board was $0.25, and we had approximately 50 holders of record of our common stock.

Penny Stock Rules

        Due to the price of our common stock, as well as the fact that we are not listed on a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

        We have appointed Corporate Stock Transfer, Inc. (“CST”) as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and its telephone number is (303) 282-4800.

Dividend Policy

        We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

        Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

        The following discussion analyzes our financial condition at December 31, 2007 and compares it to our financial condition at December 31, 2006. The discussion also summarizes the results of our operations for the year ended December 31, 2007 and compares those results to the year ended December 31, 2006. This discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2007 included in Item 8 below.

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

        We anticipate we will participate in the further development of the Stroh prospect, either by installing a natural gas powered electrical generator and selling electricity into the local grid or constructing a gathering system and delivering natural gas to market, and to evaluate opportunities to acquire other interests in oil and gas properties. Based on the absence of sufficient working capital to meet these objectives, we expect to solicit interest from third party investors to provide financing for these purposes. Although no specific commitments have been made, we expect to obtain such financing in the form of private equity financing. If we are unable to obtain such financing, we may be forced to forego participation in either development project as well as any opportunity to acquire an interest in other oil and gas properties.

        Stroh Prospect.    Between June 2005 and September 2006, we acquired an aggregate 21.75% interest in the Stroh prospect. During 2001, the lease owner conducted mechanical integrity tests on the existing well located on the prospect. Additional gas quality tests were conducted by Energy Oil, the prospect operator, to confirm the quality of the producible quantities of gas. To date, we have been advised by Energy Oil that the tests were favorable, that the presence of gas was confirmed and that the well is intact. However, these tests are not definitive, and we will have to wait for further production efforts to evaluate the well.

        We hope to make the Stroh prospect our pilot project for our concept of electricity generation utilizing shut-in natural gas wells that are located in remote areas where pipeline delivery is unavailable. We believe there is a strong demand for this type of program and have worked with a local electrical cooperative to determine whether this type of operation in this area would be profitable to the company. Along with our operating partners, we plan to acquire and install the necessary equipment to evaluate the concept, including a modern natural gas-fired generator, a transformer and the lines to connect the transformer to the power system via a power pole located approximately two miles from the prospect.

        We believe we can economically generate and sell approximately 250 kilowatts of electricity per hour, which equates to approximately 180 megawatts of electricity per month, by acquiring a new or used natural gas-fired generator and installing it at the location of the Stroh #1 well. Gas released from the well would be used to rotate the shaft and spins the armature which in turn will produce electricity. The amount of electricity produced would be metered and delivered to the local power grid. We expect to execute a “take and pay” contract with the local cooperative, meaning it would be obligated to pay for all of the electricity we produce. Revenue we would receive would be calculated based upon a formula which includes generation output in half hour increments and total energy produced each month. The rates range from $45.00 to $70.00 per megawatt hour.

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

Liquidity and Capital Resources

        December 31, 2007. As of December 31, 2007, we had a working capital deficit of $39,810 comprised of current assets of $20,440 and current liabilities of $60,250. This represents an increased deficit of $32,439 from the working capital deficit of $7,371 reported at December 31, 2006. Our working capital position declined because we have utilized our capital resources as we continue to develop our business plan.

        We anticipate that we will need to obtain more funding in the next 12 months to continue our business operations. The most significant of our future operating expenses include (i) the amount of $35,000 to $89,000 for our expected portion of the development costs of the Stroh prospect; (ii) approximately $17,500 per month for salaries and other corporate overhead; and (iii) approximately $4,000 per month for legal and accounting fees associated with our status as a public company required to file reports with the SEC.

        Our future plans to raise capital include additional sales of equity securities. During January and February 2008, we sold 100,000 shares of common stock for cash proceeds of $50,000. Since we do not believe that we are candidates for conventional debt financing, we may be forced to postpone or curtail our operations until we can obtain equity financing.

        The report of our independent accountants on our financial statements at December 31, 2007 contains a question about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

        All of our capital resources to date have been provided exclusively through the sale of equity securities. We completed a private placement in April 2007 during which we sold 330,000 shares at a price of $0.50 per share for total proceeds of $165,000, and sold an additional 120,000 shares during the fourth quarter of 2007 at $0.50 per share for proceeds of $60,000. From inception through December 31, 2007, we received $660,300 in cash from the issuance of our common stock. Since we are an exploration stage company and have not generated any cash from operations, we have relied on sale of equity to fund all of our capital needs. Our prospects for generating meaningful cash from operations in the near term are remote, as we presently hold an interest in only one property. Accordingly, we are dependent on the sale of stock to acquire additional properties to generate revenue in the future.

        Net cash used in our operating activities during 2007 was $245,419. This represents an increase of $46,147 compared to $199,272 of cash used during 2006. We used additional cash in 2007 to prepare and file various reports associated with our status as a public reporting company.

        During the year ended December 31, 2007, we made no investments in oil and gas properties. Effective August 31, 2007, we sold our interests in the Logan County properties for net cash proceeds of $23,922. In comparison, during 2006, we invested $123,625 in the acquisition of oil and gas properties.

        Cash provided by financing activities during 2007 was $225,000 compared with $189,000 during 2006. In both years, all of the activities represent proceeds from the sale of common stock.

        December 31, 2006.    As of December 31, 2006, we had a working capital deficit of $7,371 consisting of $26,937 of current assets and $34,308 of current liabilities. This was a decrease of $140,730 from our working capital balance at December 31, 2005 of $133,359. Cash decreased during 2006 primarily because of our investment to acquire oil and gas prospects.

        During 2006, we spent $123,625 on acquisition and development of our oil and gas properties.

        From inception through December 31, 2006, we received $591,300 in cash, services and other consideration in exchange for issuance of our common stock in private transactions. During 2006, we issued 945,000 shares of our common stock for cash of $189,000 and 600,000 shares of common stock in exchange for an interest in our oil and gas properties valued at $150,000.

        Our operating activities during 2006 used $199,272 of cash compared to $95,466 used during 2005. The use of cash in operating activities during 2006 otherwise resulting from our net loss was reduced by a write-down in our oil and gas properties of $223,738.

Results of Operations – Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        During the year ended December 31, 2007, we reported a net loss of $281,361 or $(0.03) per share, compared to a net loss of $422,600, or $(0.05) per share for 2006. In neither period did we report any revenue except interest income.

        We are in the exploration stage since planned principal operations have not commenced. Our activities to date have been limited to implementing our plan of operation, including the investigation and evaluation of oil, gas and mineral properties. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

        Our net loss for the year ended December 31, 2007 decreased by $141,239 compared to 2006. The decrease is primarily attributable to an impairment of oil and gas properties of $223,738 recorded in 2006, reflecting the reduced value of the properties in Logan County. We did not record any such impairments during 2007.

        General and administrative expense for the year ended December 31, 2007 increased to $282,641 compared to $194,442 during 2006. The increase of $88,199 is primarily attributable to legal and accounting fees incurred in connection with the preparation and filing of our registration statement with the SEC.

Critical Accounting Policies

        We believe the following more critical accounting policies are used in the preparation of our financial statements:

        Oil and Gas Reserves.    The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of our oil and natural gas properties will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

        Oil & Gas Properties.    We use the full cost method of accounting for costs related to our oil and natural gas properties. All of the properties acquired by us since inception are currently undergoing evaluation and are not yet included in the depletion, depreciation, and amortization calculation. After the properties are evaluated, the capitalized costs included in the full cost pool will be depleted on an aggregate basis using the units-of-production method. A change in proved reserves, if any, without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease. We have no proved reserves at December 31, 2007.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its financial statements.

        In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

        There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Forward-Looking Statements

        This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the proposed exploration and development of our property, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

        In addition to the specific factors identified under “RISK FACTORS” above, other uncertainties that could affect the accuracy of forward-looking statements include:

•	decisions of foreign countries and banks within those countries;
•	technological changes in the oil and gas industry;
•	our costs;
•	the level of demand for our products;
•	changes in our business strategy;
•	the uncertainty of reserve estimates and timing of development expenditures; and
•	commodity price fluctuations.

This list, together with the factors identified under “RISK FACTORS,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Management's Report on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from Inception (May 11, 2005) to December 31, 2007

Statements of Changes in Shareholders' Equity for the years ended December 31, 2007 and 2006, and for the period from Inception (May 11, 2005) to December 31, 2007

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period from Inception (May 11, 2005) to December 31, 2007

Notes to Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

–	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

–	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Brishlin Resources, Inc.

We have audited the accompanying balance sheets of Brishlin Resources, Inc. (an Exploration Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006,and the period from inception (May 11, 2005) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brishlin Resources, Inc. (an Exploration Stage Company) as of December 31, 2007 and 2006, and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006, and the period from inception (May 11, 2005) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 13, 2008

BRISHLIN RESOURCES, INC.
(formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
as of December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,440	$16,937
Common stock subscription receivable	—	10,000

Total current assets	20,440	26,937

Oil and gas properties, at cost, using full cost method
Oil and gas properties, net	39,125	63,047

Other assets	1,265	1,265

Total assets	$60,830	$91,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,395	$17,354
Accrued salaries, benefits, and taxes	33,855	16,954

Total current liabilities	60,250	34,308

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
9,780,000 and 9,330,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	9,780	9,330
Additional paid-in capital	806,520	581,970
(Deficit) accumulated during the exploration stage	(815,720)	(534,359)

Total shareholders' equity	580	56,941

Total liabilities and shareholders' equity	$60,830	$91,249

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006,
and for the period from Inception (May 11, 2005) to December 31, 2007

	2007	2006	Inception (May 11, 2005) to December 31, 2007
Revenues	$—	$—	$—

Expenses:
Oil and gas lease expense	—	8,325	8,325
Impairment of oil and gas properties	—	223,738	223,738
General and administrative	282,641	194,442	590,510

Total expenses	282,641	426,505	822,573

Operating (loss)	(282,641)	(426,505)	(822,573)

Interest income	1,280	3,905	6,853

(Loss) before taxes	(281,361)	(422,600)	(815,720)

Provision for income taxes	—	—	—

Net (loss)	$(281,361)	$(422,600)	$(815,720)

Net (loss) per common share:
Basic and Diluted	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic and Diluted	9,624,219	8,492,425

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006,
and for the period from Inception ( May 11, 2005) to December 31, 2007

	2007	2006	Inception (May 11, 2005) to December 31, 2007
Cash flows from operating activities:
Net (loss)	$(281,361)	$(422,600)	$(815,720)

Adjustments to reconcile net (loss) to net cash
used by operating activities:
Common stock subscription receivable	10,000	(10,000)	—
Impairment of oil and gas properties	—	223,738	223,738
Increase in accounts payable and accrued liabilities	25,942	9,673	53,090
Other assets	—	(83)	(1,265)

Total adjustments	35,942	223,328	275,563

Net cash (used in) operating activities	(245,419)	(199,272)	(540,157)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	23,922	—	23,922
Investment in oil and gas properties	—	(123,625)	(123,625)

Net cash provided by (used in) investing activities	23,922	(123,625)	(99,703)

Cash flows from financing activities:
Cash proceeds from sale of stock	225,000	189,000	660,300

Net cash provided by financing activities	225,000	189,000	660,300

Net increase (decrease) in cash and equivalents	3,503	(133,897)	20,440

Cash and equivalents at beginning of year	16,937	150,834	—

Cash and equivalents at end of year	$20,440	$16,937	$20,440

Supplemental Cash Flow Information
Interest paid	$—	$186	$370

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Shares issued in exchange for
oil and gas properties	$—	$150,000	$156,000

Liabilities assumed in exchange for
oil and gas properties	$—	$7,160	$7,160

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the period from Inception (May 11, 2005) to December 31, 2007

	Number of Common Shares	Par Value of Common Shares	Additional Paid - in Capital	(Deficit) Accumulated During Exploration Stage	Total Shareholders' Equity
Balance at Inception, May 11, 2005	—	$—	$—	$—	$—

Shares issued for cash at par	6,300,000	6,300	—	—	6,300
Shares issued for cash at $0.02	250,000	250	4,750	—	5,000
Shares issued in exchange for
oil and gas properties	60,000	60	5,940	—	6,000
Shares issued for cash at $0.20	1,175,000	1,175	233,825	—	235,000
Net (loss)	—	—	—	(111,759)	(111,759)

Balance, December 31, 2005	7,785,000	7,785	244,515	(111,759)	140,541

Shares issued for cash at $0.20	945,000	945	188,055	—	189,000
Shares issued in exchange for
oil and gas properties	600,000	600	149,400	—	150,000
Net (loss)	—	—	—	(422,600)	(422,600)

Balance, December 31, 2006	9,330,000	9,330	581,970	(534,359)	56,941

Shares issued for cash at $0.50	450,000	450	224,550	—	225,000
Net (loss)	—	—	—	(281,361)	(281,361)

Balance, December 31, 2007	9,780,000	$9,780	$806,520	$(815,720)	$580

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

1.	Summary of Significant Accounting Policies

              Basis of Presentation:    Brishlin Resources, Inc. (the “Company”) was organized under the laws of the State of Colorado on May 11, 2005 as Blue Star Energy, Inc. Effective December 11, 2007, the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State to change the corporate name to Brishlin Resources, Inc. The Company plans to engage in oil, gas and mineral acquisitions, exploration, development and production service activities, primarily in the western region of the United States. The Company is in its exploration stage and has not yet generated any revenues from operations.

              Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

              Oil and Gas Properties:    The Company uses the full cost method of accounting for costs related to its oil and natural gas properties. All of the properties acquired by the Company since inception are currently undergoing evaluation and are not yet included in the depletion, depreciation, and amortization calculation. After the properties are evaluated, the capitalized costs included in the full cost pool will be depleted on an aggregate basis using the units-of-production method. A change in estimated proved reserves, if any, without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

              Both the volume of proved reserves and any estimated future expenditures to be used for the depletion calculation will be based on estimates such as those described under “Oil and Gas Reserves” below.

              The capitalized costs in the full cost pool will be subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of estimated future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices or increased estimated reserves may subsequently increase the ceiling.

              Changes in oil and natural gas prices are expected to have the most significant impact on the Company’s ceiling test. In general, the ceiling is lower when prices are lower. Even though oil and natural gas prices can be highly volatile over weeks and even days, the ceiling calculation dictates that prices in effect as of the last day of the test period be used and held constant. The resulting valuation is a snapshot as of that day and, thus, is not necessarily indicative of a true fair value that would be placed on the Company’s estimated reserves by the Company or by an independent third party. Therefore, the future net revenues associated with any estimated proved reserves are not based on the Company’s assessment of future prices or costs, but rather are based on prices and costs in effect as of the end the test period.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

              Oil and Gas Reserves:    The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company’s oil and natural gas properties will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company’s control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves

              Property Retirement Obligation:    The Company follows the guidelines of SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.

              The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no material property retirement obligations as of December 31, 2007.

              Stock Based Compensation:    The Company’s 2005 Non-Qualified Stock Option and Stock Grant Plan (the “Plan”) authorizes the granting of nonqualified options to purchase shares of the Company’s common stock and the outright grant of shares of common stock. The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted.

              The Company accounts for this Plan in accordance with SFAS 123(R), “Share–Based Payment,” requiring the Company to record compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

              Since inception, the Company has not granted any options under the Plan, and, accordingly, has not recognized any stock based compensation expense.

              Per Share Amounts:    SFAS 128, “Earnings Per Share,”provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During the periods since inception, the Company has not issued any potentially dilutive securities.

              Income Taxes:    The Company accounts for income taxes in accordance with SFAS  109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

              On July 13, 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS 109” (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, which did not have any impact on the financial statements.

              Use of Estimates:    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying financial statements include the identification and valuation of proved and probable reserves, if any, treatment of exploration and development costs as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

              Business Risks:    The Company continually reviews the exploration and political risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company’s operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company’s business is subject to extensive licensing, permitting, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

              Fair Value of Financial Instruments:    SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

              The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

              Concentration of Credit Risk:    The Company’s operating cash balances are maintained in one primary financial institution and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

              Environmental Matters:    Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation is deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

              Recent Accounting Pronouncements

              In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its financial statements.

              In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

              In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

              There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

2.	Going Concern

              The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company has no source of operating revenue and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $815,720. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

              The Company has raised total cash proceeds of $660,300 in sales of common stock from inception through December 31, 2007. Management believes that these proceeds will not be sufficient to fund its operating activity and other capital resource demands during the next twelve months.

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

3.	Oil and Gas Properties

              In June 2005, the Company purchased a 2% interest in a shut-in well in Morgan County, Colorado in exchange for 60,000 shares of the Company’s restricted common stock, valued at $6,000. In January 2006, the Company purchased from a related party an additional 7.875% interest in the same property for the sum of $23,625. The well’s primary producing zones are the D-Sand, J-Sand and a variety of shallower sands, such as the Niobrara and the Greenhorn. The Morgan County well holds 160 acres of surrounding leasehold interest and is shut-in awaiting a pipeline for delivery.

              In May 2006, the Company purchased an additional 11.875% working interest in the Morgan County well outlined above. As part of the same transaction, the Company purchased an 11.875% working interest in 2 wells and 1,160 leased acres located in Logan County, Colorado in exchange for $250,000, of which $100,000 was paid in cash at closing, and the balance of $150,000 was paid in the form of 600,000 shares of the Company’s restricted common stock.

              The Logan County wells also targeted production primarily for the D-Sand and J-Sand. Included with this purchase was approximately 7.5 miles of pipeline, a natural gas compressor, stripping plant, marketing tap and contract with Kinder-Morgan Energy, Inc. All of the properties were operated by Energy Oil and Gas, Inc. of Niwot, Colorado.

              None of the wells were in production and no depletion, depreciation or amortization was recorded. As of December 31, 2006, the Company determined that these properties may have been impaired. Accordingly, a valuation allowance of $223,738 to reduce the carrying value of the properties to their estimated net realizable value was recorded as of December 31, 2006.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

              Effective August 31, 2007, the Company sold its interests in certain oil and gas properties located on Logan County, Colorado for net cash proceeds of $23,922. The value of these properties had previously been adjusted to reflect estimated fair market value and no additional loss was recognized in connection with the sale transaction.

              The Company is evaluating the remaining property to determine the appropriate future actions that should be taken. The Company may decide to commence production or dispose of the property. Since the interest in this property is a minority interest, the final decision with respect to the property will be jointly decided with the other ownership interests.

4.	Income Taxes

              A reconciliation of the tax provision for the years ended December 31, 2007 and 2006 at statutory rates is comprised of the following components:

	2007	2006
Tax expense (benefit) at statutory rates	$(95,000)	$(144,000)
Book to tax adjustments:
Valuation allowance	95,000	144,000

Tax provision	$—	$—

              Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. Those items consist of the following as of December 31, 2007 and 2006:

Deferred tax assets:	2007	2006
Net operating loss carryforwards	$277,000	$106,000
Book to tax adjustments:
Impairment of oil and gas properties	—	76,000
Less valuation allowance	(277,000)	(182,000)

Net deferred tax asset	$—	$—

              Total deferred tax assets and the valuation allowance increased by approximately $95,000 during 2007.

              At December 31, 2007, the Company has tax loss carryforwards of approximately $813,000 that expire at various dates through 2027. At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

5.	Shareholders’ Equity

              Preferred Stock    The Company has authorized 10,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

              Common Stock     The Company has authorized 100,000,000 shares of $0.001 par value common stock.

              At inception, the Company issued 6,300,000 common shares to its founders for cash proceeds of $6,300.

              On June 6, 2005, the Company issued 250,000 common shares to a private investor for cash proceeds of $5,000.

              During 2005, the Company issued 60,000 shares of common stock in exchange for a 2% working interest in the Stroh #1 lease. The shares were valued at $6,000. In private transactions, the Company sold 1,175,000 shares of common stock at $0.20 per share for cash proceeds of $235,000.

              During 2006, the Company issued 945,000 shares of common stock at $0.20 per share for cash proceeds of $189,000. In addition, the Company issued 600,000 shares of common stock in exchange for oil and gas properties including the Stroh #1, Marostica #1, and Lutin #1. The shares were valued at $150,000.

              During the year ended December 31, 2007, the Company issued 450,000 shares of common stock at $0.50 per share for cash proceeds of $225,000.

              The Company may continue to raise capital through the sale of its common shares and may also seek other funding or corporate transactions to achieve its business objectives.

6.	Rental Expense and Commitment and Contingencies

              Effective October 1, 2007, the Company entered into a twelve month lease on office space in Colorado Springs, Colorado. Required payments approximate $1,328 per month. The previous lease required payments of approximately $1,265 per month. Remaining minimum lease obligations for the lease, which terminates during 2008, will be $11,952. Rent expense for 2007 and 2006 approximated $15,400 and $15,000 respectively.

              Effective June 1, 2005, the Company entered into employment agreements with its executive officers which extend for a three-year term. Pursuant to the terms of those agreements, each officer is being paid $60,000 annually. The employment agreements are automatically renewable for one-year terms and may be terminated by the Company by providing not less than 60 days notice.

BRISHLIN RESOURCES, INC.
(Formerly Blue Star Energy, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

7.	Related Party Transactions

              During 2006, the Company purchased a working interest in a property located in Morgan County, Colorado from a company controlled by Messrs. Ray McElhaney and Bill Conrad. Messrs. McElhaney and Conrad are officers and directors of the Company. The purchase price was $23,625, which was paid in cash.

8.	Subsequent Event

              Subsequent to December 31, 2007, the Company issued an additional 100,000 restricted shares of common stock at $0.50 per share for cash proceeds of $50,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

        (a)    Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

        (b)   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

        The following individuals presently serve as our officers and directors:

MANAGEMENT

Directors and Executive Officers

        The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Raymond E. McElhaney	51	President, Chief Executive Officer and Chairman	2005

Bill M. Conrad	51	Vice President, Secretary and Director	2005

Frank L. Jennings	56	Principal Financial Officer	N/A

        Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors. There are no family relationships among our officers or directors.

        Messrs.  Raymond McElhaney and Bill Conrad should be considered founders of our company, as each has taken initiative in the organization of our business.

        The following information summarizes the business experience of each of our officers and directors for at least the last five years:

        Raymond E. McElhaney.   Mr. McElhaney began his career in the oil and gas industry in 1983 as founder and President of Spartan Petroleum and Exploration, Inc., a company engaged in the business of oil and gas exploration. Mr. McElhaney also served as a chairman and secretary of Wyoming Oil & Minerals, Inc., a publicly traded Wyoming corporation, from February 2002 until 2005. Prior to that, he served as vice president and secretary of New Frontier Energy, Inc., a publicly traded Colorado corporation, from 2000 to April 2003. The securities of Sun Motor International, Inc. (formerly known as Wyoming Oil & Minerals), and New Frontier Energy, Inc. are quoted on the OTC Bulletin Board. From May 1990 until February 1992, Mr. McElhaney also served as a director of United States Exploration, Inc., a Colorado corporation engaged in the acquisition, development and production of oil and gas properties whose securities were traded on the OTC Bulletin Board until being listed on the American Stock Exchange, and which was eventually taken private. McElhaney is a co-founder of MCM Capital Management Inc., a privately held financial management and consulting company formed in 1990, and has served as president of that company since inception. Mr. McElhaney received his Bachelor of Science degree in Business Administration in 1978.

        Bill M. Conrad.    Mr. Conrad has been involved in several aspects of the oil & gas industry over the past 20 years. From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc. Since June 2006, Mr. Conrad has served as a director of Gold Resource Corporation, a publicly traded Colorado corporation engaged in the mining industry. The securities of Gold Resource Corporation are traded on the OTC Bulletin Board. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as vice president since that time.

        Frank L. Jennings.   Mr. Jennings serves as our principal financial officer on a part-time basis as his services are deemed necessary. Since 2001, Mr. Jennings has been a financial consultant and provides management and contract financial services primarily to smaller public companies. From 2000 to 2005, he served as the Chief Financial Officer and a director of Global Casinos, Inc., a publicly traded Utah corporation, and from 2001 to 2005, he served as Chief Financial Officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., a publicly traded Delaware corporation. During his tenure with Global Casinos and Ceragenix Pharmaceuticals, each company had common stock quoted on the OTC Bulletin Board.

Section 16(a) Beneficial Ownership Reporting Compliance

        None of our securities are registered under the Securities Exchange Act of 1934, as amended, and as a result, we are not subject to the reporting requirements of Section 16(a).

Code of Ethics

        We have not yet adopted a written Code of Ethics; however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs. As the company is still in the process of organizing its formal corporate governance structure, we plan to adopt a formal Code of Ethics in the near future.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

        Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

        We are not a listed issuer as defined in Rule 10A-3 of the regulations promulgated under the Securities Exchange Act of 1934, as amended. Presently, we have no standing audit committee or designated audit committee financial expert since no members of our Board of Directors are “independent” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION.

        The following table summarizes the total compensation for the two fiscal years ended December 31, 2007 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Raymond E. McElhaney	2007	$ 60,000	$ —	$60,000
Chairman, Chief Executive Officer	2006	$ 60,000	$ —	$60,000
and President(1)

Bill M. Conrad,	2007	$ 60,000	$ —	$60,000
Vice President and Secretary(1)	2006	$ 60,000	$ —	$60,000

(1)     The executive officer was not paid any additional compensation for his service as a director of our company.

                Effective June 1, 2005, we entered into employment agreements with our Named Executive Officers which extend for a three-year term. Pursuant to the terms of those agreements, Raymond McElhaney and Bill Conrad each receive $60,000 annually as salary. The employment agreements are automatically renewable for one-year terms on each anniversary of the effective date unless either party gives notice to the other that they do not wish to renew the agreement, not less than 60 days prior to expiration.

                Pursuant to the terms of the employment agreements, our Named Executive Officers would be entitled to certain payments in the event his employment is terminated without cause. If we terminate the agreement without “cause” we are required to immediately pay the remaining amount under the agreement. If the agreement is terminated for any other reason, including a change in control, we would be obligated to pay the amount of compensation remaining in accordance with our regular pay periods.

Outstanding Equity Awards at Fiscal Year-End

        Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2007 or 2006.

Director Compensation

        We have not paid any cash compensation to our directors in their capacities as such in the past. If we retain independent directors in the future, we reserve the right to compensate them in accordance with industry standards as may be determined by our Board of Directors. All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        As of March 27, 2008, there are a total of 9,880,000 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each of the individuals is our address, 5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918. All ownership is direct, unless otherwise stated.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number		Percent
Bill M. Conrad(1)	2,320,000		23.5%

Raymond E. McElhaney(1)	2,560,000	(2)	25.9%

Michael Herman PO Box 60446 Colorado Springs, CO 80960	700,000		7.1%

Dewey L. Williams 5700 W. Plano Parkway, #1000 Plano, TX 75093	600,000		6.1%

Frank L. Jennings(3) 500 Kimbark, Suite 101 Longmont, CO 80501	40,000		0.4%

All officers and directors as a Group (3 individuals):	4,920,000	(2)	49.8%

(1)	Officer and director.
(2)	Includes 45,000 shares held for the benefit of Michelle C. McElhaney and 45,000 shares held by Mr. McElhaney’s spouse, Tamara McElhaney, for the benefit of Caitlin M. McElhaney.
(3)	Officer.

Changes in Control

        We know of no arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

        Our Non-Qualified Stock Option and Stock Grant Plan (also as referred to as the “Plan”) was adopted effective June 1, 2005. The Plan terminates by its terms on June 1, 2015. Under the Plan, a total of 2,500,000 shares of common stock are reserved for issuance thereunder. We have not issued any shares of common stock or options pursuant to the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	0	—	2,500,000
Equity compensation plans not approved by shareholders	0	—	0

TOTAL:	0		2,500,000

        Under the Plan, non-qualified stock options and/or grants of our common stock may be issued to key persons. Key persons include officers, directors, employees, consultants and others providing service to us. The Plan was established to advance the interests of our company and our stockholders by affording key persons, upon whose judgment, initiative and efforts we may rely for the successful conduct of our businesses, an opportunity for investment in our company and the incentive advantages inherent in stock ownership in our company. This Plan gives our Board of Directors broad authority to grant options and make stock grants to key persons selected by the Board while considering criteria such as employment position or other relationship with us, duties and responsibilities, ability, productivity, length of service or association, morale, interest in us, recommendations by supervisors, and other matters, and to set the option price, term of option, and other broad authorities. Options may not be granted at less than the fair market value at the date of grant and may not have a term in excess of 10 years.

        Options granted under the Plan do not generally give rise to taxable income to the recipient or any tax consequence to us, since the Plan requires that the options be issued at a price not less than the fair market value of the common stock on the date of grant. However, when an option is exercised, the holder is subject to tax on the difference between the exercise price of the option and the fair market value of the stock on the date of exercise. We receive a corresponding deduction for income tax purposes. Recipients of stock grants are subject to tax on the fair market value of the stock on the date of grant and we receive a corresponding deduction. The foregoing is intended as a summary of the income tax consequences to an individual recipient of an option or stock grant, and should not be construed as tax advice. Holders of stock options or common stock should consult their own tax advisors.

        Shares issued upon exercise of options or upon stock grants under the Plan are “restricted securities” as defined under the Securities Act unless a registration statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

        Assignment of Overriding Royalty Interests.   Prior to our inception in May 2005, the operator of our property assigned an overriding royalty interest in our current and former prospects to individuals involved with the project, including our executive officers. The royalty calls for payment of a certain percentage of any gross revenue generated from the prospect. Messrs. McElhaney and Conrad continue to hold these royalty interests as individuals and are each entitled to royalty payments of 0.625% of gross revenue from Stroh #1.

        Issuance of Stock to Promoters.   Messrs. McElhaney and Conrad, our executive officers and the only members of our Board of Directors, are the founders of our company. In connection with the initial capitalization of our company, we issued 3,000,000 shares of common stock to each of them for a price equal to par value ($0.001 per share or a total of $3,000 each). Messrs. McElhaney and Conrad were the only members of our Board of Directors who considered and approved the transaction.

        MCM Capital Management, Inc.   On January 10, 2006, our company acquired a 7.875% working interest in the Stroh #1 prospect from MCM Capital for a cash payment of $23,625. Messrs. McElhaney and Conrad are our executive officers and directors and are also the executive officers and directors of MCM Capital. Messrs. McElhaney and Conrad were the only members of our Board of Directors who considered and approved the transaction. The price was determined with reference to the cost to drill and complete the well and associated leasehold costs. MCM Capital originally acquired its interest in Stroh #1 in a package of other wells that were purchased with a contingent liability to equip and construct associated transportation equipment to market the gas for $333,685.

Director Independence

        At present, neither member of our Board of Directors is “independent” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. since each director also serves as our executive officer. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table sets forth fees paid to our independent registered accounting firm, Stark Winter Schenkein & Co., LLP, for the last two fiscal years:

	2007	2006
Audit Fees	$17,300	$0
Audit Related Fees	0	0
Tax Fees	1,500	1,250
All Other Fees	0	0

Total Fees	$18,800	$1,250

        It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firm reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS.

        The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

3.1.1	Articles of Incorporation of the company as filed with the Colorado Secretary of State on May 11, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

3.1.2	Amendment to Articles of Incorporation of the company as filed with the Colorado Secretary of State on December 11, 2007 (incorporated by reference from our report on Form 8-K dated December 11, 2007, Exhibit 3.1, File No. 333-146561).

3.2	Bylaws of the Company dated May 11, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

4	Specimen of Stock Certificate (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.1	Employment Agreement dated June 1, 2005 by and between the company and Raymond E. McElhaney (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.2	Employment Agreement dated June 1, 2005 by and between the company and Bill M. Conrad (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.3	Non-Qualified Stock Option and Stock Grant Plan adopted June 1, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.4	Agreement and Bill of Sale dated June 15, 2005 by and between the company and Dewey L. Williams (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.5	Revised Model Form Operating Agreement dated September 9, 2005 by and between Energy Oil & Gas, Inc., the Dolphin Group, Inc. and MCM Capital Management, Inc. (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.6	Form of Subscription Agreement for private stock offering of the company’s $.001 par value per share common stock (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.7	Agreement and Bill of Sale dated January 10, 2006 by and between the company and MCM Capital Management, Inc. (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.8	Purchase and Sale Agreement dated September 21, 2006 by and between the company and Prospector Capital, Inc. (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Raymond E. McElhaney.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond E. McElhaney and Frank L. Jennings.

* filed herewith

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	BRISHLIN RESOURCES, INC. /s/ Raymond E. McElhaney By: Raymond E. McElhaney, Chairman of the Board, President and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Raymond E. McElhaney Raymond E. McElhaney /s/ Frank L. Jennings Frank L. Jennings /s/ Bill M. Conrad Bill M. Conrad	Chairman of the Board, President and Chief Executive Officer Chief Financial Officer and Principal Accounting Officer Director	March 28, 2008 March 28, 2008 March 28, 2008

EXHIBIT INDEX

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

3.1.1	Articles of Incorporation of the company as filed with the Colorado Secretary of State on May 11, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

3.1.2	Amendment to Articles of Incorporation of the company as filed with the Colorado Secretary of State on December 11, 2007 (incorporated by reference from our report on Form 8-K dated December 11, 2007, Exhibit 3.1, File No. 333-146561).

3.2	Bylaws of the Company dated May 11, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

4	Specimen of Stock Certificate (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.1	Employment Agreement dated June 1, 2005 by and between the company and Raymond E. McElhaney (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.2	Employment Agreement dated June 1, 2005 by and between the company and Bill M. Conrad (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.3	Non-Qualified Stock Option and Stock Grant Plan adopted June 1, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.4	Agreement and Bill of Sale dated June 15, 2005 by and between the company and Dewey L. Williams (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.5	Revised Model Form Operating Agreement dated September 9, 2005 by and between Energy Oil & Gas, Inc., the Dolphin Group, Inc. and MCM Capital Management, Inc. (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.6	Form of Subscription Agreement for private stock offering of the company’s $.001 par value per share common stock (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.7	Agreement and Bill of Sale dated January 10, 2006 by and between the company and MCM Capital Management, Inc. (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

10.8	Purchase and Sale Agreement dated September 21, 2006 by and between the company and Prospector Capital, Inc. (incorporated by reference from our registration statement on Form SB-2 filed on October 19, 2007, Exhibit 3.1, File No. 333-146561).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Raymond E. McElhaney.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond E. McElhaney and Frank L. Jennings.

* filed herewith