Form 10-Q
period 2008-03-31
Brishlin Resources, Inc.
filed 2008-05-14
CIK 1413507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number: 333-146561

BRISHLIN RESOURCES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	20-2835920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5525 Erindale Dr., Suite 201, Colorado Springs, Colorado 80918
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (719) 260-8509

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_] Non-accelerated filer [_]	Accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,080,000 shares outstanding as of May 13, 2008.

BRISHLIN RESOURCES, INC.

Index

Page
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

Statements of Operations for the three months ended March 31, 2008 and 2007 and for the
period from inception to March 31, 2008 (unaudited)	2

Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the
period from inception to March 31, 2008 (unaudited)	3

Notes to Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4T. Controls and Procedures	9

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 6. Exhibits	9

SIGNATURES	10

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,577	$20,440
Prepaid expenses	2,856	—

Total current assets	27,433	20,440

Oil and gas properties, at cost, using full cost method
Oil and gas properties, net	39,125	39,125
Other assets	1,328	1,265

Total assets	$67,886	$60,830

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$24,899	$26,395
Accrued salaries, benefits, and taxes	69,066	33,855

Total current liabilities	93,965	60,250

Shareholders' equity (deficit):
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
9,880,000 and 9,780,000 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	9,880	9,780
Additional paid-in capital	856,420	806,520
(Deficit) accumulated during the exploration stage	(892,379)	(815,720)

Total shareholders' equity (deficit)	(26,079)	580

Total liabilities and shareholders' equity (deficit)	$67,886	$60,830

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007
and for the period from Inception (May 11, 2005) to March 31, 2008
(Unaudited)

	2008	2007	Inception (May 11, 2005) to March 31, 2008
Revenue	$—	$—	$—

Expenses:
Oil and gas lease expense	—	—	8,325
Impairment of oil and gas properties	—	—	223,738
General and administrative	76,682	49,491	667,192

Total expenses	76,682	49,491	899,255

Operating (loss)	(76,682)	(49,491)	(899,255)

Other income:
Interest income	23	368	6,876

(Loss) before taxes	(76,659)	(49,123)	(892,379)

Provision for income taxes	—	—	—

Net (loss)	$(76,659)	$(49,123)	$(892,379)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	9,833,556	9,468,667

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007,
and for the period from Inception (May 11, 2005) to March 31, 2008
(Unaudited)

	2008	2007	Inception (May 11, 2005) to March 31, 2008
Cash flows from operating activities:

Net cash (used in) operating activities	$(45,863)	$(49,301)	$(586,020)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	—	23,922
Investment in oil and gas properties	—	—	(123,625)

Net cash (used in) investing activities	—	—	(99,703)

Cash flows from financing activities:
Cash proceeds from sale of stock	50,000	150,000	710,300

Net cash provided by financing activities	50,000	150,000	710,300

Net increase in cash and equivalents	4,137	100,699	24,577

Cash and equivalents at beginning of period	20,440	16,937	—

Cash and equivalents at end of period	$24,577	$117,636	$24,577

Supplemental Cash Flow Information

Interest paid	$—	$—	$370

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Shares issued in exchange for
oil and gas properties	$—	$—	$156,000

Liabilities assumed in exchange for
oil and gas properties	$—	$—	$7,160

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

                Brishlin Resources, Inc. (the “Company”) was organized under the laws of the State of Colorado on May 11, 2005 as Blue Star Energy, Inc. Effective December 11, 2007, the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State to change the corporate name to Brishlin Resources, Inc. The Company plans to engage in oil, gas and mineral acquisitions, exploration, development and production service activities, primarily in the western region of the United States. The Company is in the exploration stage and has not generated any revenue from operations.

                Basis of Presentation:   The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included with the Company’s annual report on Form 10-K as filed with the SEC.

                Per Share Amounts:   SFAS 128, “Earnings per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During the periods since inception, the Company has not issued any potentially dilutive securities.

                Use of Estimates:   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

                Recent Accounting Pronouncements:   In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

                There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

2.	Going Concern

                The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company has no source of operating revenue to date and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $892,379. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

                The Company has raised total cash proceeds of $710,300 in sales of common stock since inception. Management believes that these proceeds will not be sufficient to fund its operating activity and other capital resource demands during the next twelve months.

                The Company’s ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and to attain profitable operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.	Shareholders’ Equity

                During the three months ended March 31, 2008, the Company issued 100,000 restricted shares of common stock for a price of $0.50 per share for cash proceeds of $50,000.

4.	Subsequent Event

                Effective April 28, 2008, the Company issued an additional 200,000 restricted shares of common stock for a price of $0.50 per share for cash proceeds of $100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2008 and compares those results to the three months ended March 31, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes thereto, and the discussion and analysis included on Form 10-K as filed with the Securities and Exchange Commission.

        We are considered an exploration stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that classification will change.

Plan of Operation

        We currently hold an interest in one oil and gas prospect (the Stroh prospect) which is located within an area known as the Denver-Julesburg Basin in northeastern Colorado. The well on this prospect is presently shut-in.

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

        We hope to make the Stroh prospect our pilot project for our concept of power generation utilizing shut-in natural gas wells that are located in remote areas where pipeline delivery is unavailable. We believe there is a strong demand for this type of program and have worked with a local electrical cooperative to determine whether this type of operation in this area would be profitable to the company. Along with our operating partners, we plan to acquire and install the necessary equipment to participate in this activity, including a modern natural gas-fired generator, a transformer and the lines to connect the transformer to the power system via a power pole located approximately two miles from the prospect.

        Contemporaneously with efforts to put the Stroh prospect into operation, we are investigating and evaluating opportunities to acquire other properties to generate revenue. Most of these opportunities are in the oil and gas industry, although we have also considered prospects in other areas of the natural resource business. Our efforts so far have revealed that due to historic high prices for oil, cash prices for oil and gas prospects are prohibitive, based on our current capital resources. However, we are continuing such efforts and may explore opportunities to structure an acquisition with all or a portion of the consideration in equity instead of cash. In any event, we are continuing to review these opportunities and add more assets to the company.

Liquidity and Capital Resources

        As of March 31, 2008, we had a working capital deficit of $66,532, comprised of current assets of $27,433 and current liabilities of $93,965. This represents an increased deficit of $26,722 from the working capital deficit of $39,810 reported at December 31, 2007. Our working capital position declined because we have utilized our capital resources as we continue efforts to develop the Company.

        We anticipate that we will need to obtain more funding in the next 12 months to continue our business operations. The most significant of our future operating expenses include (i) the amount of $35,000 to $89,000 for our expected portion of the development costs of the Stroh prospect; (ii) approximately $17,500 per month for salaries and other corporate overhead; and (iii) approximately $5,600 per month for legal and accounting fees associated with our status as a public company required to file reports with the SEC.

        Our future plans to raise capital include additional sales of equity securities. During 2008, we sold 300,000 shares of common stock for cash proceeds of $150,000, including 200,000 shares sold subsequent to March 31, 2008 for $100,000. Since we do not believe that we are candidates for conventional debt financing, we may postpone or curtail our operations until we can obtain equity financing.

        The report of our independent accountants on our financial statements at December 31, 2007 contains an explanatory paragraph about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

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

        Net cash used in operating activities during the first three months of 2008 was $45,863 compared to $49,301 during the first three months of 2007. Cash usage decreased by $3,438. Although our operating expenses increased during the 2008 period, our use of cash decreased because our officers deferred payment of their salaries during the period.

        During the three months ended March 31, 2008 and 2007, there was no cash flow from, or used in, investing activities. Cash provided by financing activities during the three months ended March 31, 2008 was $50,000 compared to $150,000 during the three months ended March 31, 2007. In both periods, all of the financing activities represent proceeds from the sale of common stock.

Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

        We are in the exploration stage since planned principal operations have not commenced. Our activities to date have been limited to implementing our plan of operation, including the investigation and evaluation of oil, gas and mineral properties. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

        During the three months ended March 31, 2008, we reported a net loss of $76,659, or $(0.01) per share, compared to a net loss for the three months ended March 31, 2007 of $49,123 or $(0.01) per share. In neither period did we report any revenue except interest income.

        Our net loss for the three months ended March 31, 2008 increased $27,536 compared to the three months ended March 31, 2007, as a result of increased general and administrative expenses.

        General and administrative expense for the three months ended March 31, 2008 increased to $76,682 compared to $49,491 during the comparable period of 2007. The increase of $27,191 is primarily attributable to increased legal and accounting fees associated with our status as a public company.

Forward-Looking Statements

        This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

Risk Factors Impacting Forward-Looking Statements

        The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 10-K filed with the SEC and the following:

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

Item 4T. Controls and Procedures

    (a)        We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

    (b)        Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2008, we sold an aggregate of 100,000 shares of common stock to four individuals in transactions that were not registered under the Securities Act of 1933. On April 28, 2008, we sold an additional 200,000 shares to a single individual in a transaction that was not registered under such Act. The shares were sold for a price of $0.50 per share, or a total of $150,000. Each of these sales was made by our officers or directors and no underwriter was involved in the sales.

        In each case, we relied on the exemption from registration provided by Section 4(2) of the Act. None of the offers were made by means of any public solicitation, and each of the investors had available the type of information that would have been included in a registration statement at the time of his or her investment. Because of their relationship to the issuer of the securities, their financial sophistication and their financial situation, none of these investors required the protection afforded by registration under the Act. Further, each certificate representing the shares sold in the offering was embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate were restricted within the meaning of that Rule.

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

Dated: May 14, 2008 Dated: May 14, 2008	BRISHLIN RESOURCES, INC. /s/ Raymond E. McElhaney By: Raymond E. McElhaney, President and Principal Executive Officer /s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer