Form 10-Q
period 2008-06-30
Brishlin Resources, Inc.
filed 2008-08-12
CIK 1413507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_] Non-accelerated filer [_]	Accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,380,000 shares outstanding as of August 11, 2008.

BRISHLIN RESOURCES, INC.

Index

Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

Statements of Operations for the three months ended June 30, 2008
and 2007 (unaudited)	2

Statements of Operations for the six months ended June 30, 2008 and 2007 and for the period
from inception to June 30, 2008 (unaudited)	3

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period
from inception to June 30, 2008 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4T. Controls and Procedures	10

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6. Exhibits	11

SIGNATURES	12

ii

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,308	$20,440
Prepaid expenses	2,255	—

Total current assets	25,563	20,440

Oil and gas properties, at cost, using full cost method
Oil and gas properties, net	39,125	39,125
Other assets	1,328	1,265

Total assets	$66,016	$60,830

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,904	$26,395
Accrued salaries, benefits, and taxes	5,430	33,855

Total current liabilities	18,334	60,250

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
10,380,000 and 9,780,000 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	10,380	9,780
Additional paid-in capital	1,005,920	806,520
Accumulated during the exploration stage	(968,618)	(815,720)

Total shareholders' equity	47,682	580

Total liabilities and shareholders' equity	$66,016	$60,830

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues	$—	$—

Expenses:
General and administrative	76,304	52,910

Total expenses	76,304	52,910

Operating (loss)	(76,304)	(52,910)

Other income (expense):
Interest income	65	663

(Loss) before taxes	(76,239)	(52,247)

Provision for income taxes	—	—

Net (loss)	$(76,239)	$(52,247)

Net (loss) per common share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	10,064,615	9,656,374

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the six months ended June 30, 2008 and 2007,
and for the period from Inception (May 11, 2005) to June 30, 2008
(Unaudited)

	2008	2007	Inception (May 11, 2005) to June 30, 2008
Revenues	$—	$—	$—

Expenses:
Oil and gas lease expense	—	—	8,325
Impairment of oil and gas properties	—	—	223,738
General and administrative	152,986	102,401	743,496

Total expenses	152,986	102,401	975,559

Operating (loss)	(152,986)	(102,401)	(975,559)

Other income (expense):
Interest income	88	1,031	6,941

(Loss) before taxes	(152,898)	(101,370)	(968,618)

Provision for income taxes	—	—	—

Net (loss)	$(152,898)	$(101,370)	$(968,618)

Net (loss) per common share:
Basic and Diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	9,949,724	9,563,039

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007,
and for the period from Inception (May 11, 2005) to June 30, 2008
(Unaudited)

	2008	2007	Inception (May 11, 2005) to June 30, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(147,132)	$(117,781)	$(687,289)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	—	23,922
Investment in oil and gas properties	—	—	(123,625)

Net cash (used in) investing activities	—	—	(99,703)

Cash flows from financing activities:
Cash proceeds from sale of stock	150,000	175,000	810,300

Net cash provided by financing activities	150,000	175,000	810,300

Net increase in cash and equivalents	2,868	57,219	23,308

Cash and equivalents at beginning of period	20,440	16,937	—

Cash and equivalents at end of period	$23,308	$74,156	$23,308

Supplemental Cash Flow Information
Interest paid	$—	$—	$370

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Shares issued in exchange for
oil and gas properties	$—	$—	$156,000

Liabilities assumed in exchange for
oil and gas properties	$—	$—	$7,160

Common stock issued for
accrued compensation	$50,000	$—	$50,000

The accompanying notes are an integral part of these financial statements.

BRISHLIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

                Brishlin Resources, Inc. (the “Company”) was organized under the laws of the State of Colorado on May 11, 2005 as Blue Star Energy, Inc. Effective December 11, 2007, the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State to change the corporate name to Brishlin Resources, Inc. The Company is engaged in oil, gas and mineral acquisitions, exploration, development and production service activities, primarily in the western region of the United States. The Company is in the exploration stage and has not generated any revenue from operations.

                Basis of Presentation:    The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2008, results of operations for the three months and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included with the Company’s annual report on Form 10-K, as filed with the SEC.

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

                The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company has no source of operating revenue to date and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $968,618. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

                The Company has raised total cash proceeds of $810,300 in sales of common stock since inception. Management believes that these proceeds will not be sufficient to fund its operating activity and other capital resource demands during the next twelve months.

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

                During the six months ended June 30, 2008, the Company issued 300,000 restricted shares of common stock at $0.50 per share for cash proceeds of $150,000.

                Effective June 16, 2008 the Company issued 300,000 restricted shares of common stock at $0.1666 per share for accrued compensation of $50,000 payable to officers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2008 and compares those results to the comparable periods ended June 30, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes thereto, and the discussion and analysis included in our Form 10-K as filed with the SEC.

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

        Our plan of operation is to participate in the further development of the Stroh prospect, either by installing a natural gas powered electrical generator and selling electricity into the local grid or constructing a gathering system and delivering natural gas to market, and to evaluate opportunities to acquire other interests in oil and gas properties. Based on the absence of sufficient working capital to meet these objectives, we expect to solicit interest from third party investors to provide financing for these purposes. Although no specific commitments have been made, we expect to obtain such financing in the form of private equity financing. If we are unable to obtain such financing, we may be forced to forego participation in the development project as well as any opportunity to acquire an interest in other oil and gas properties.

        Contemporaneously with efforts to put the Stroh prospect into operation, we are investigating and evaluating opportunities to acquire other properties to generate revenue. Most of these opportunities are in the oil and gas industry, although we have also considered prospects in other areas of the natural resource business. Our efforts so far have revealed that due to historic high prices for oil, cash prices for oil and gas prospects are prohibitive, based on our current capital resources. However, we are continuing such efforts and may explore opportunities to structure an acquisition with all or a portion of the consideration in equity instead of cash. In any event, we are continuing to review these opportunities in an effort to add more assets to the company.

Liquidity and Capital Resources

                As of June 30, 2008, we had working capital of $7,229, comprised of current assets of $25,563 and current liabilities of $18,334. This represents an improvement of $47,039 from the working capital deficit of $39,810 that existed at December 31, 2007. Our working capital position improved because we raised $150,000 from the issuance of 300,000 shares of restricted common stock during the six month period ended June 30, 2008.

                We anticipate that we will need to obtain more funding in the next 12 months to continue our business operations. The most significant of our future operating expenses include (i) the amount of $35,000 to $89,000 for our expected portion of the development costs of the Stroh prospect; (ii) approximately $17,500 per month for salaries and other corporate overhead; and (iii) approximately $5,600 per month for legal and accounting fees associated with our status as a public company required to file reports with the SEC. Due to these capital requirements, our lack of cash and our accumulated losses, the report of our independent accountants on our financial statements at December 31, 2007 contains an explanatory paragraph about our ability to continue as a going concern. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

                In an effort to continue our business operations, our future plans to raise capital include additional sales of equity securities. During 2008, we sold 300,000 shares of common stock for cash proceeds of $150,000. Since we do not believe that we are candidates for conventional debt financing, we may postpone or curtail our operations until we can obtain equity financing.

                All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through June 30, 2008, we received $810,300 in cash from the issuance of our common stock. Since we are an exploration stage company and have not generated any cash from operations, we have relied on the sale of equity to fund all of our capital needs. Our prospects for generating meaningful cash from operations in the near term are remote, as we presently hold an interest in only one property. Accordingly, we are dependent on the sale of stock to acquire additional properties to generate revenue in the future.

                Net cash used in operating activities during the first six months of 2008 was $147,132 compared to $117,781 during the first six months of 2007. Cash usage in 2008 increased by $29,351. Our operating expenses increased $50,585 during the 2008 period due to the increased accounting, legal, and reporting costs associated with being a public company.

                During the six months ended June 30, 2008 and 2007, there were no cash flows from investing activities. Cash provided by financing activities during the six months ended June 30, 2008 was $150,000 compared to $175,000 during the six months ended June 30, 2007. In both periods, all of the financing activities represent proceeds from the sale of common stock.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

                We are in the exploration stage since planned principal operations have not commenced. Our activities to date have been limited to implementing our plan of operation, including the investigation and evaluation of oil, gas and mineral properties. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

        For the three months ended June 30, 2008, we recorded a net loss of $(76,239), or $(0.01) per share, compared to a loss for the corresponding period of 2007 of $(52,247) or $(0.01) per share. In neither period did we report any revenue except interest income. The increase in our net loss was due primarily to an increase in general and administrative expenses.

        General and administrative expense for the three months ended June 30, 2008 increased to $76,304 compared to $52,910 during the same period of 2007. During 2008, we incurred additional legal and accounting fees in connection with the reporting requirements associated with being a public company.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

                During the six months ended June 30, 2008, we reported a net loss of $(152,898), or $(0.02) per share, compared to a net loss for the six months ended June 30, 2007 of $(101,370) or $(0.01) per share. In neither period did we report any revenue except interest income.

                Our net loss for the six months ended June 30, 2008 increased $51,528 compared to the six months ended June 30, 2007, as a result of increased general and administrative expenses.

                General and administrative expense for the six months ended June 30, 2008 increased to $152,986 compared to $102,401 during the comparable period of 2007. The increase of $50,585 is primarily attributable to increased legal and accounting fees associated with our status as a public company.

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

Item 4T. Controls and Procedures

        (a)      We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

        (b)      Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2008, we issued 300,000 shares of common stock valued at $0.1666 per share with our officers for accrued compensation of $50,000. The shares were not registered under the Securities Act of 1933, as amended (which we refer to as the “Act”) and we relied on the exemption from registration provided by Section 4(2) of the Act. As officers of the company, each recipient had available the type of information that would have been included in a registration statement at the time of his investment. Because of their relationship to the company, their financial sophistication and their financial situation, none of the officers required the protection afforded by registration under the Act. Further, each certificate representing the shares issued in the transaction was embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate were restricted within the meaning of that Rule.

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

Dated: August 11, 2008 Dated: August 11, 2008	BRISHLIN RESOURCES, INC. /s/ Raymond E. McElhaney By: Raymond E. McElhaney, President and Principal Executive Officer /s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer