Form 10-Q
period 2008-11-30
SYNERGY RESOURCES CORP
filed 2009-01-23
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _____ to _______

                       Commission File Number: 333-146561

                          SYNERGY RESOURCES CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

                     Colorado                         20-2835920
           -----------------------------           -----------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification No.)

           20203 Highway 60, Platteville, Colorado          80651
           ---------------------------------------       ----------
           (Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number including area code: (970) 737-1073

                                       N/A
               --------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X      No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]               Accelerated filer  [ ]
Non-accelerated filer  [ ]                 Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes ____      No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,998,000 shares outstanding as of January 20, 2009.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of November 30, 2008
          (unaudited) and August 31, 2008                                   3

        Statements of Operations for the three months ended
          November 30, 2008 and for the period from inception
          (December 28, 2007) to November 30, 2008 (unaudited)              4

        Statements of Cash Flows for the three months ended
          November 30, 2008 and for the period from inception
          (December 28, 2007) to November 30, 2008 (unaudited)              5

        Notes to Financial Statements (unaudited)                           6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             13

Item 4T. Controls and Procedures                                           19

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  20

Item 2. Unregistered Sales of Equity Securities and Use of
         Proceeds                                                          20

Item 3. Defaults Upon Senior Securities                                    20

Item 4. Submission of Matters to a vote of Securities Holders              20

Item 5. Other Information                                                  20

Item 6. Exhibits                                                           20

SIGNATURES                                                                 21

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                 November 30,      August 31,
                                                    2008             2008
                                                -------------      ----------
                                                (Unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents                    $  1,716,586     $  2,292,341
   Other current assets                               44,699           27,412
                                                -------------    ------------
       Total current assets                        1,761,285        2,319,753
                                                -------------    ------------
Oil and gas properties, at cost, using full
  cost method:
Unproved, undeveloped oil and gas properties         203,939                -
Deposits - related parties                           100,000                -
Deferred offering costs                              158,000                -
                                                -------------    ------------
       Total assets                              $ 2,223,224     $  2,319,753
                                                =============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $    39,670     $    12,473
   Accounts payable - related party                  100,000               -
   Accrued taxes and expenses                         43,339          40,853
                                                -------------   ------------
       Total current liabilities                     183,009          53,326
                                                -------------   ------------

Shareholders' equity: Preferred stock - $0.01
  par value, 10,000,000 shares authorized:
       no shares issued and outstanding                    -               -
   Common stock - $0.001 par value, 100,000,000
     shares authorized:
       10,998,000 and 9,943,571 shares issued
        and outstanding at November 30, 2008
        and August 31, 2008, respectively             10,998           9,944
   Additional paid-in capital                      5,937,531       2,477,511
   Stock subscriptions receivable                          -         (27,650)
   (Deficit) accumulated during the
     exploration stage                            (3,908,314)       (193,378)
                                                 ------------    ------------
        Total shareholders' equity                 2,040,215       2,266,427
                                                 ------------    -----------
        Total liabilities and shareholders'
           equity                                 $2,223,224      $2,319,753
                                                 ============    ===========





   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three months ended November 30, 2008 and for the
         period from Inception (December 28, 2007) to November 30, 2008
                                   (Unaudited)


                                                                Inception
                                      Three Months Ended   (December 28, 2007)
                                      November 30, 2008    to November 30, 2008
                                      ------------------   --------------------

Revenues                               $            -        $           -
                                       --------------        -------------
Expenses:
   Oil and gas operating expenses               2,400               2,400
   Administrative services contract
   - related party                             60,000             113,333
   Salaries and payroll taxes                 103,869             176,251
   Consulting fees - related party             30,000              30,000
   Professional fees                           75,188             116,286
   Insurance                                    8,062               8,062
   Share based compensation - stock
     options granted                        3,424,755           3,452,955
   All other general and administrative        18,125              19,383
                                      ---------------        ------------
        Total expenses                      3,722,399           3,918,670
                                      ---------------        ------------

Operating (loss)                           (3,722,399)         (3,918,670)
    Interest income                             7,463              10,356
                                      ---------------        ------------
(Loss) before taxes                        (3,714,936)         (3,908,314)
Provision for income taxes                         -                    -
                                      ---------------        ------------
Net (loss)                               $ (3,714,936)       $ (3,908,314)
                                      ===============        ============
Net (loss) per common share:
      Basic and Diluted               $         (0.34)
                                      ===============

Weighted average shares outstanding:
      Basic and Diluted                   10,874,185
                                      ===============



   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended November 30, 2008 and for the
         period from Inception (December 28, 2007) to November 30, 2008
                                   (Unaudited)


                                            Three Months          Inception
                                               Ended         (December 28, 2007)
                                          November 30, 2008   November 30, 2008
                                          -----------------   ------------------
Cash flows from operating activities:
 Net (loss)                                 $(3,714,936)       $(3,908,314)
                                            -----------          ----------

 Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     Share based compensation                 3,424,755           3,452,955
     Changes in operating assets and
       liabilities (Increase) in other
       current assets                           (17,287)           (44,699)
     Increase in accounts payable                27,197              39,670
     Increase in accounts payable -
        related party                           100,000             100,000
     Increase in accrued taxes and
        expenses                                  2,486              43,339
     Effect of merger on operating
        assets (liabilities)                    (31,437)            (31,437)
                                            -----------          ----------
  Total adjustments                           3,505,714           3,559,828
                                            -----------          ----------
    Net cash (used in) operating
      activities                               (209,222)           (348,486)
                                            -----------          ----------
 Cash flows from investing activities:
    Acquisition of oil and gas properties
        and deposits - related party           (264,814)           (264,814)
    Cash acquired in merger                       3,987               3,987
                                            -----------          ----------
    Net cash (used in)
     investing activities                      (260,827)           (260,827)
                                            -----------          ----------
 Cash flows from financing activities:
    Cash proceeds from sale of stock             52,294           2,597,899
    Offering costs                                    -            (114,000)
    Payment of deferred offering costs         (158,000)           (158,000)
                                            -----------          ----------
    Net cash provided by (used in)
      financing activities                     (105,706)          2,385,899
                                            -----------          ----------
Net increase (decrease) in cash and
  equivalents                                  (575,755)          1,716,586
Cash and equivalents at beginning of
  period                                      2,292,341                   -
                                            -----------          ----------
Cash and equivalents at end of period       $ 1,716,586         $ 1,716,586
                                            ===========         ===========

Supplemental Cash Flow Information:
    Interest paid                           $         -         $         -
                                            ===========         ===========
    Income taxes paid                       $         -         $         -
                                            ===========         ===========

Non-cash investing and financing activities:
    Net assets acquired in merger           $    11,675         $    11,675
                                            ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008
                                   (Unaudited)

1.     Description of Business and Summary of Significant Accounting Policies

      Interim Financial Information: The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures included are adequate to make the information presented not misleading.

            In management's opinion, the unaudited consolidated balance sheets as of November 30, 2008, the unaudited consolidated statements of operations for the three month period ended November 30, 2008, and the unaudited consolidated statements of cash flows for the three month period ended November 30, 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended August 31, 2008.

     Basis of Presentation: Synergy Resources Corporation (the "Company") represents the result of a merger transaction on September 10, 2008 between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. In conjunction with the transaction, Predecessor Brishlin changed its name to Synergy Resources Corporation and Predecessor Synergy changed its name to Synergy Resources, Ltd. The Company was organized under the laws of the State of Colorado. The Company is in its exploration stage and plans to engage in oil and gas acquisitions, exploration, development and production service activities, primarily in the area known as the Denver-Julesburg Basin. The consolidated entity has adopted a fiscal year ending August 31.

     Reclassifications:  Certain amounts previously  presented for prior periods
have  been   reclassified  to  conform  with  the  current   presentation.   The
reclassifications had no effect on net loss or total shareholders' equity.

     Merger Transaction: On September 10, 2008, Predecessor Brishlin consummated an Agreement to Exchange Common Stock ("Exchange Agreement") with certain shareholders of Predecessor Synergy to acquire approximately 89% of the outstanding common stock of Predecessor Synergy. In subsequent transactions, Predecessor Brishlin acquired all of the remaining shares, aggregating 9,960,000 shares for 100% ownership of Predecessor Synergy, in exchange for 9,960,000 shares of Predecessor Brishlin's common stock. The merger transaction resulted in a consolidated entity with 10,998,000 common shares outstanding, with the shareholders of Predecessor Synergy holding approximately 91% of the outstanding shares and the shareholders of Predecessor Brishlin holding approximately 9% of the outstanding shares.

      The Exchange Agreement further provides that the Company agree to issue substitute Series A warrants to replace similar warrants held by certain shareholders of Predecessor Synergy to purchase 2,060,000 shares of common stock at $6.00 per share. Furthermore, the Company agreed to issue substitute options to replace similar options outstanding prior to the merger transaction, which options provide for the purchase of 2,000,000 shares of common stock at $1.00 per share and 2,000,000 shares of common stock at $10.00 per share.

      Immediately prior to the transaction, Predecessor Brishlin completed a one-for-ten reverse stock split of its outstanding common stock. All share and per share data presented in this Report has been retroactively restated to reflect the reverse stock split.

      In anticipation of the merger transaction, Predecessor Brishlin declared a dividend to its shareholders of record as of August 28, 2008, consisting of one Series A warrant for each common share held.

     Although the legal form of the transaction reflects the acquisition of Predecessor Synergy by Predecessor Brishlin, the Company determined that the accounting form of the transaction is a "reverse merger", in which Predecessor Synergy is identified as the acquiring company and Predecessor Brishlin is identified as the acquired company. At the time of the transaction, predecessor Brishlin had ceased most of its operations and liquidated most of its assets and liabilities. In accordance with SEC regulations, the transaction was recorded as a capital transaction rather than a business combination. The transaction is equivalent to the issuance of common stock by Predecessor Synergy in exchange for the net assets of Predecessor Brishlin and a recapitalization of Predecessor Synergy. The assets and liabilities of Predecessor Brishlin were not restated to their estimated fair market values and no goodwill or other intangible assets were recorded. A summary of predecessor Brishlin's selected assets and liabilities at the transaction date follows:

            Cash                         $ 3,986
            Current assets                 5,129
            Oil and gas assets            39,125
            Current liabilities          (28,466)
            Net assets                    11,675

      Financial information for all periods subsequent to September 10, 2008 includes the consolidated assets, liabilities and activities of both companies. Historical financial information for periods prior to September 10, 2008 includes only Predecessor Synergy.

     Condensed pro-forma information assuming that the transaction occurred on September 1, 2008 (beginning of fiscal year for the Company) has not been presented. As Predecessor Brishlin had substantially reduced its operations prior to the transaction, there is no material difference between the information presented in the financial statements and the pro-forma information.

     Per Share Amounts: SFAS 128, "Earnings per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During the periods since inception, the Company has issued 4,000,000 potentially dilutive securities, all of which were excluded from the calculation because they were anti-dilutive.

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

     Recent Accounting Pronouncements: There were no accounting standards and interpretations recently issued that are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.     Going Concern

     The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company has no source of operating revenue to date and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $3,908,314. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

      The Company has raised cash proceeds of $2,385,899, net of offering costs, in sales of common stock since inception. Management believes that these proceeds will not be sufficient to fund its operating activity and other capital resource demands during the next twelve months.

     The Company's ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.     Oil and Gas Properties

     During the three months ended November 30, 2008, the Company acquired oil and gas leases totaling 4,160 acres for consideration of $164,814. In addition, the Company acquired one shut-in well in the merger transaction.

4.     Shareholders' Equity

     Preferred Stock The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

     Common Stock: The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

     Issued and Outstanding: The total issued and outstanding common stock at November 30, 2008 is 10,998,000 common shares, as follows:

     i. Effective June 11, 2008, the Company issued 7,900,000 common shares to its founders at $0.001 per share, for aggregate proceeds of $7,899.

     ii. Pursuant to a Private Offering Memorandum dated June 20, 2008, the Company sold 1,000,000 units at $1.00 per unit. Each unit consisted of one share of restricted common stock and one Series A warrant that entitles the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

     iii. Pursuant to a Private Offering Memorandum dated July 16, 2008, the Company sold 1,060,000 units at $1.50 per unit for total cash proceeds of $1,590,000, of which 16,429 units (proceeds of $24,644) were sold during the three months ended November 30, 2008. Each unit consisted of one share of restricted common stock and one Series A warrant that entitles the holder to purchase one share of common stock at $6.00 per share through December 31, 2012. The subscription receivable of $27,650 at August 31, 2008 was collected during the three months ended November 30, 2008.

     iv. Effective September 10, 2008, the Company issued 1,038,000 common shares to the shareholders of predecessor Brishlin, on an exchange basis of one share of Synergy common stock for each share of Brishlin common stock. In addition, the shareholders of predecessor Brishlin will receive 1,038,000 Series A warrants that entitle the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

     The following tables summarize information about the Company's issued and outstanding common stock warrants for the period ended November 30, 2008:

                                             Remaining       Exercise Price
               Exercise    Number of        Contractual       times Number
                 Price      Shares         Life (in years)    of Shares
               --------    ---------       --------------   ---------------

                 $6.00     3,098,000             4.1         $ 18,588,000



                                          Number            Weighted average
                                       of warrants           exercise price

      Outstanding, August 31, 2008       2,043,571              $6.00
      Granted                            1,054,429              $6.00
      Exercised                                 --
                                        ----------
      Outstanding, November 30, 2008     3,098,000              $6.00
                                         =========

5.     Stock Based Compensation

      The Company accounts for stock options granted as provided by SFAS 123(R), "Share-Based Payment," which requires the Company to expense as compensation the value of grants and options as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes-Merton option-pricing model.

     As described in the following paragraphs, the Company recorded stock-based compensation expense of $3,424,755 for the three months ended November 30, 2008.

      During the period ended August 31, 2008, stock options were granted to purchase 4,000,000 shares of common stock. Effective June 11, 2008, grants covering 2,000,000 shares were issued to the executive officers at an exercise price of $10.00 and a term of five years, and these options will vest over a one year period. The fair value of these options was determined to be nil based upon the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Effective June 30, 2008, grants covering an additional 2,000,000 shares were issued to the executive officers at an exercise price of $1.00 and a term of five years, and these options will vest over a one year period. Based upon a fair value calculation, these options were determined to have a value of $127,000 using the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Stock option compensation expense of $29,640 was allocated to the period ended November 30, 2008, based on a pro-ration of the fair value over the vesting period.

     In connection with the merger, the Company agreed to issue stock option grants covering 4,000,000 shares to replace the similar options described in the preceding paragraph. Using the Black-Scholes-Merton option-pricing model, the Company estimated that the fair value of the replacement options exceeded the fair value of the options surrendered by $10,185,345. The assumptions used in the model were: expected life of 2.5 years, stock price of $3.50 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 2.63%. The additional expense of $10,185,345 will be pro-rated over the remaining vesting period. During the period ended November 30, 2008, the pro-rata stock option compensation expense was $3,395,115.

      The following tables summarize information about stock options for the period ended November 30, 2008:

                              Remaining       Exercise Price       Weighted
      Exercise   Number of   Contractual      times Number          Average
        Price      Shares   Life (in years)    of Shares         Exercise Price
      --------   ---------  --------------    -------------     ---------------

       $10.00    2,000,000        4.6         $ 20,000,000          $10.00
       $ 1.00    2,000,000        4.6            2,000,000            1.00
                ----------                    ------------
                 4,000,000                    $ 22,000,000          $ 5.50
                 =========                    ============


                                              Number       Weighted average
                                             of shares       exercise price
                                            ----------     -----------------

      Outstanding, August 31, 2008           4,000,000          $5.50
      Granted                                4,000,000          $5.50
      Terminated                            (4,000,000)         $5.50
                                           -----------
      Outstanding November 30, 2008          4,000,000          $5.50
                                           ===========

      Exercisable at November 30, 2008               -
                                           ===========

6.     Related Party Transactions and Commitments

      The Company's executive officers control two entities that have entered into agreements with the Company. The entities are Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM"). One agreement provides various administrative services to the Company and the other agreement provides an option to acquire certain oil and gas interests.

      For the three months ended November 30, 2008, the Company paid $60,000 under the administrative services agreement.

     Effective August 7, 2008, the Company entered into a letter of intent with the related entities that provides an option to acquire working interests in oil and gas leases which are owned by PM and/or PEM. The oil and gas leases cover 640 acres in Weld County, Colorado, and subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The letter of intent, as amended, has an expiration date of August 31, 2009. As of November 30, 2008, the Company has recorded a $100,000 deposit pursuant to this option as a current liability.

      On June 11, 2008, the Company entered into two year employment agreements with its executive officers. Pursuant to the terms of those agreements, the salaries of William E. Scaff, Jr. and Ed Holloway are each $12,500 per month. For the three months ended November 30, 2008, the Company paid $75,000 under these agreements.

      In June 2008, the Company sold 1,900,000 shares of its common stock to the Synergy Energy Trust (the "Trust"). The Trust was created for the benefit of consultants and others who have, or will in the future, benefit the Company. The trustee is a shareholder of the Company. As of November 30, 2008, the Trust had not sold, assigned or transferred any of the Company's shares. Effective December 1, 2008, the Company purchased 1,000,000 shares from the Trust for $1,000, which was the price at which the shares were sold to the Trust.

      On June 1, 2008, the Company entered into an agreement with Energy Capital Advisors, an entity related through common ownership interests. Energy Capital Advisors will provide certain services directly related to raising additional capital for the Company. The agreement will terminate on May 31, 2009, unless terminated earlier for reason of non-performance. Compensation under the agreement is $30,000 per month. During the period ended November 30, 2008, the Company recorded deferred offering costs of $90,000 related to this agreement.

      On June 1, 2008, the Company entered into an agreement with J3 Energy LLC, an entity related through common ownership interests. J3 Energy LLC will provide certain services directly related to raising additional capital for the Company. The agreement terminated on September 30, 2008. Compensation under the agreement is $8,000 per month. During the period ended November 30, 2008, the Company recorded deferred offering costs of $8,000 related to the agreement.

      In connection with the merger, the Company entered into an agreement with two directors to provide consulting services. The initial term of the agreement is one year. Compensation under the agreement is $10,000 per month. During the period ended November 30, 2008, the Company recorded costs of $30,000 related to this agreement.

7.     Subsequent Events

     Subsequent to November 30, 2008, the Company commenced a private offering to sell shares of its common stock and warrants. As of January 20, 2009, the Company had received cash proceeds of $260,000 for the sale of 173,333 common shares and warrants.

      Effective December 1, 2008, the Company purchased 1,000,000 shares of its common stock from one of the original Predecessor Synergy shareholders for $1,000, which was the price at which the shares were sold to the shareholder.

     Effective December 31, 2008, the Company granted stock options to an employee to purchase 100,000 shares of common stock at an exercise price of $3.00 and a term of ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

      The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at November 30, 2008 and compares it to our financial condition at August 31, 2008. Finally, the discussion summarizes the results of our operations for the three months ended November 30, 2008. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended August 31, 2008, including footnotes thereto, and the discussion and analysis included in our 10-K report for the transition period ended August 31, 2008 as filed with the SEC.

Merger Transaction Between Brishlin Resources, Inc. and Synergy Resources Corporation

      Synergy Resources Corporation represents the result of a merger transaction between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. In conjunction with the transaction, Predecessor Brishlin changed its name to Synergy Resources Corporation and Predecessor Synergy changed its name to Synergy Resources, Ltd.

      On September 10, 2008, Predecessor Brishlin consummated an Agreement to Exchange Common Stock ("Exchange Agreement") with certain shareholders of Predecessor Synergy to acquire approximately 89% of the outstanding common stock of Predecessor Synergy. In subsequent transactions, all of the remaining outstanding common shares of Predecessor Synergy were acquired. In total, 9,960,000 shares of common stock were issued in exchange for 9,960,000 shares of Predecessor Synergy. The merger transaction resulted in a consolidated entity with 10,998,000 shares outstanding.

     As additional consideration in the transaction, the Exchange Agreement required Predecessor Brishlin to issue 2,060,000 Series A warrants to certain shareholders of Predecessor Synergy to replace similar warrants previously issued by Predecessor Synergy. Each Series A warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share.

      Although the legal form of the transaction reflects the acquisition of Predecessor Synergy by Predecessor Brishlin, we determined that the accounting form of the transaction is a "reverse merger", in which Predecessor Synergy is identified as the acquiring company and Predecessor Brishlin is identified as the acquired company. Furthermore, since Predecessor Brishlin had ceased most of its activities as of the merger date, the transaction was not treated as a business combination pursuant to Statement of Financial Accounting Standards No. 141, but as a capital transaction whereby common stock was issued for the net assets of Predecessor Brishlin accompanied by a simultaneous recapitalization of Predecessor Synergy. No goodwill or other intangible assets were recorded in the transaction.

      Financial information for all periods subsequent to September 10, 2008 includes the consolidated assets, liabilities and activities of both companies. Historical financial information for periods prior to September 10, 2008, presented for comparative purposes, includes only Predecessor Synergy.

      At the date of the merger transaction, Predecessor Synergy's primary asset was approximately $2,200,000 in cash that it had raised from sales of its common stock to private investors. Predecessor Brishlin's primary asset was an interest in one shut-in well located in northeastern Colorado.

Plan of Operation

      We plan to become an independent oil and gas exploration and production company, engaged in the acquisition of mineral interests and the exploration and development of crude oil and natural gas reserves and production. Our executive officers have extensive experience in drilling wells and producing oil and gas in the Denver-Julesburg Basin (D-J Basin) located in northeastern Colorado and neighboring states. The D-J Basin has many positive attributes that we intend to exploit. The area has a long history of successful oil and gas operations, and features low drilling and completion costs, high level of predictability, rapid return on investment, and numerous drilling opportunities. New drilling and completion technology has greatly improved the ability to extract hydrocarbons from mineral rich formations. We have developed a plan to utilize a drilling program in proven areas with a relatively predictable return and a low risk history.

      As an oil and gas company, our strategy will be to identify and exploit mineral interests in areas that are proximate to existing or indicated producing areas based on the results of other drilling activity in the area. These targets can be quickly developed and put into production as low cost and low risk. We believe that the experience of our executive officers will provide us with an advantage in quickly acquiring prospects in promising areas in an efficient and cost effective manner. We plan to begin a drilling program in the D-J Basin as soon as possible.

      To fund our operations, we plan to sell additional shares of our common stock and warrants.

     We have an option to acquire interests in oil and gas leases currently owned by Petroleum Management, LLC and Petroleum Exploration and Management, LLC, companies controlled by our executive officers. The two entities have acquired the rights to several mineral interests and have agreed to assign certain interests to us for payment of $1,000 per mineral acre. The option requires an initial payment of $100,000, which will be applied against any leases we acquire. As of November 30, 2008 and continuing to January 20, 2009, we had recorded the $100,000 obligation as a current liability.

     Pursuant to the option agreement described above, we recently participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP (KM). Both the Gray #25-16 well and the Zabka State #33-15 well hit productive formations at a depth of approximately 7,500 feet. We have been informed by KM that they intend to complete the wells and commence production during the first calendar quarter of

2009. We have a 37.5% working interest (28.125% net revenue interest) in each well and expect that our costs of drilling and completing these wells will be approximately $570,000.

      We plan to file an application to become an oil and gas operator in Colorado.

      In November 2008, we participated in an auction of leases conducted by the State of Colorado. We were awarded leases to 1,600 acres for total consideration of $113,600. The leases have terms of ten years. In November 2008, we purchased a lease covering 2,560 acres for cash of approximately $51,000. The lease has a term of five years.

Exploration Stage Company. We are considered an exploration stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that classification will change. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

Going Concern. The report of our independent registered public accounting firm on our audited financial statements as of August 31, 2008 contained an explanatory paragraph expressing significant uncertainty about our ability to continue as a going concern. The factors that contribute to this uncertainty include our status as an exploration stage company, our need to raise significant additional capital to fund our business plan, and the operating losses that we have incurred since inception.

Liquidity and Capital Resources

      Our business will be capital intensive. Our primary cash needs will be to fund operating expenses and capital expenditures related to the acquisition, exploration and development of crude oil and natural gas properties. Our ability to execute our plan is dependent upon a number of factors, including the amount of capital that is raised in the coming months.

      We plan to obtain more funding in the next 12 months to continue our operations.

      We do not currently have access to a working capital line of credit, but may try to obtain one in the future. During the last several months, the credit markets have undergone significant volatility. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. These disruptions may affect our ability to obtain capital resources and to finance our operations. Due to the uncertainty in the credit markets, we are unable to predict if we will be able to obtain financing on terms and conditions that are acceptable to us.

      The most significant of our future expenditures include (i) approximately $2,700,000 for exploration and development; (ii) approximately $125,000 per month for operating expenses, including salaries and other corporate overhead; and (iii) approximately $30,000 per month under a consulting agreement for capital formation services.

     All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through November 30, 2008, we received $2,597,899 in cash from the sale of our common stock. Subsequent to November 30, 2008, we purchased 1,000,000 shares of our common stock from one of our original shareholders for a cash payment of $1,000, the same price at which the shares were originally sold to the shareholder.

      Cash and cash equivalents. As of November 30, 2008, we had cash and cash equivalents on hand of $1,716,586. From time to time, our cash balances may exceed the limits of federal deposit insurance. We attempt to limit this risk by maintaining our cash deposits in a financial institution which we believe to be financially strong.

     Working capital. As of November 30, 2008 we had working capital of $1,578,276. Our working capital declined from our working capital of $2,266,427 as of August 31, 2008 as a result of cash used in our operations and the acquisition of oil and gas leases.

      Operating activities. Net cash used in operating activities during the three months ended November 30, 2008 was $209,222. Cash was primarily used to fund our operating expenses.

      Investing activities. During the three months ended November 30, 2008, we spent $260,827 in investing activities, primarily consisting of expenditures for the acquisition of oil and gas leases.

      Financing activities. Cash used by financing activities during the three months ended November 30, 2008 was $105,706, consisting of proceeds from the sale of common stock of $52,294 offset by the payment of deferred offering costs aggregating $158,000.

      Off Balance Sheet Financing. As of and subsequent to November 30, 2008, we did not have any arrangements that are considered to be off-balance sheet financing.

     It is expected that the principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining debt financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

     A decline in oil and gas prices (i) will reduce the cash flow internally generated, which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

      It is our plan to generate profits by drilling productive oil or gas wells. However, we will need to raise the funds required to drill new wells through the sale of equity securities, from loans from third parties, or from third parties willing to pay our share of drilling and well completion costs. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled may not be productive of oil or gas.

Results of Operations

Three Months Ended November 30, 2008

      We are in the early stages of implementing our business plan. For financial reporting purposes, our inception date was December 28, 2007, the day that Predecessor Synergy was incorporated in the State of Colorado.

     For the three months ended November 30, 2008, we recorded a net loss of $(3,714,936), or $(0.34) per share. We did not report any sales of oil or gas during the period.

     Operating expenses for the three months ended November 30, 2008 were $3,722,399. The majority of our current operating expenses are related to the implementation of our business plan. Included in operating expenses for the period is $3,424,755 of stock based compensation expense related to the issuance of stock options. When stock options are issued, we calculate a non-cash expense based upon an estimated fair value for the options. We estimate fair values using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period. In connection with the merger, we agreed to issue options covering 4,000,000 shares to replace similar options that had previously been issued. We estimate that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345. The pro-rata amount allocated to this quarter was $3,395,115 resulting in a significant reported expense.

      The factors that will most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) and lease operating expenses. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

      Other than the foregoing, management does not know of any trends, events or uncertainties that will have had or are reasonably expected to have a material impact on sales, revenues or expenses.

Forward-Looking Statements

      This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

      - statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

      - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

      These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

      The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 10-K filed with the SEC and the following:

     o    The worldwide economic situation;
     o    Volatility in the price of oil and gas;
     o    Any change in interest rates or inflation;
     o The willingness and ability of third parties to honor their contractual commitments;
     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
     o    Our capital costs, as they may be affected by delays or cost overruns;
     o    Our costs of production;
     o Environmental and other regulations, as the same presently exist and may hereafter be amended;
     o    Our ability to identify, finance and integrate other acquisitions; and
     o    Volatility of our stock price.

      We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 4T.  Controls and Procedures.

      (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were changes in our internal control over financial reporting during the quarter ended November 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, as follows:

      The merger transaction between Brishlin Resources, Inc and Synergy Resources Corporation resulted in the need to consolidate the two companies' systems of internal control. As a result, we are reviewing our systems and controls. We believe that we have taken the necessary steps for our controls over financial reporting to be effective.

                                     PART II

Item 1.  Legal Proceedings.

            None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ended November 30, 2008, we issued 9,960,000 shares of common stock in exchange for 9,960,000 shares of common stock of Synergy Resources Corporation. The shares were not registered under the Securities Act of 1933, as amended (which we refer to as the "Act") and we relied on the exemption from registration provided by Section 4(2) of the Act. When issued, each certificate representing the shares issued in the transaction will be embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate were restricted within the meaning of that Rule. The persons that acquired these shares were all either sophisticated or accredited investors.

Item 3.  Default Upon Senior Securities.

        None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      A special meeting of our shareholders was held on September 8, 2008.

      At the special meeting the following proposals were ratified by the shareholders:

          1.   A 10-for-1 reverse split of our common stock.

          2.   Changing   the  name  of  our   Company  to   Synergy   Resources
               Corporation.

      The following is a tabulation of votes cast with respect to these proposals:

                                 Votes
                  -------------------------------------        Broker
   Proposal          For           Against       Abstain     Non-Votes
  ---------       --------         -------       -------     ---------

      1.         9,750,530           5,000           --            --
      2.         9,755,530              --           --            --


Item 5.  Other Information.

        None.

Item 6.  Exhibits

a.  Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Edward Holloway.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Edward Holloway and Frank L. Jennings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SYNERGY RESOURCES CORPORATION

Date:  January 20, 2009
                                   By: /s/ Ed Holloway
                                       -----------------------------------
                                       Ed Holloway, President



Date:  January 19, 2009
                                   By: /s/ Frank L. Jennings
                                       -----------------------------------
                                       Frank L. Jennings, Principal Financial
                                         and Accounting Officer