Form 10-K
period 2008-08-31
SYNERGY RESOURCES CORP
filed 2009-01-28
CIK 1413507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
    (  )  ANNUAL REPORT PURSUANT TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2008.

                                       OR

    (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1 to August 31, 2008.

Commission file number:  None

                          SYNERGY RESOURCES CORPORATION
                    -------- ------------------------------
             (Exact name of registrant as specified in its charter)

                        COLORADO                        20-2835920
             -------------------------------        -------------------
             (State or other jurisdiction of         (I.R.S.Employer
             incorporation or organization)         Identification No.)

                   20203 Highway 60
                   Platteville, CO                        80651
               --------------------------------        -----------
           (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (970) 737-1073 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                     Accelerated filer  [ ]

Non-accelerated filer  [ ]
(Do not check if a smaller reporting company)    Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on February 29, 2008, as quoted on the OTC Bulletin Board, was approximately $1,867,000.

As of January 23, 2009, the Registrant had 10,183,334 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

                                     PART I

Cautionary Statement Concerning Forward-Looking Statements

      This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely" or similar expressions, indicates a forward-looking statement.

      The identification in this report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

      Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

     o    The success of our exploration and development efforts;
     o    The price of oil and gas;
     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o    The   willingness   and  ability  of  third  parties  to  honor  their
          contractual commitments;
     o The Company's ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
     o The Company's capital costs, as they may be affected by delays or cost overruns;
     o    The Company's costs of production;
     o Environmental and other regulations, as the same presently exist or may later be amended;
     o The Company's ability to identify, finance and integrate any future acquisitions; and
     o    The volatility of the Company's stock price.

ITEM 1.  BUSINESS

      The Company was incorporated in Colorado in May 2005 under the name Blue Star Energy, Inc. In December 2007 the Company changed its name to Brishlin Resources, Inc. Since its formation the Company has been relatively inactive. The Company has never generated any revenue and prior to the acquisition of Synergy Resources Corporation the Company's only material asset was one shut-in oil well.

      On September 10, 2008 the Company acquired approximately 89% of the outstanding shares of Synergy Resources Corporation in exchange for 8,882,500 shares of its common stock and 1,042,500 Series A warrants.

      In contemplation of the acquisition, the shareholders of the Company, at a special meeting held on September 8, 2008, approved a 10-for-1 reverse split of the Company's common stock and approved a resolution to change the Company's name to Synergy Resources Corporation. As a result of the reverse stock split, the Company had 1,038,000 outstanding shares of common stock at the time of the acquisition of Synergy.

      The reverse stock split and name change became effective on the OTC Bulletin Board on September 22, 2008.

      Each shareholder of the Company at the close of business on September 9, 2008 will receive one Series A warrant for each post-split share which they owned in the Company on that date. However, the warrants will not be issued until a registration statement covering the warrants, as well as the shares issuable upon the exercise of the warrants, has been filed and declared effective by the Securities and Exchange Commission.

      On December 19, 2008 the Company acquired the remaining shares of Synergy for 1,077,500 shares of the Company's common stock. As part of this transaction, the Company issued 1,017,500 Series A warrants in exchange for a like number of Series A warrants held by the Synergy shareholders.

      Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.00 per share. The Series A Warrants expire on the earlier of December 31, 2012 or twenty days following written notification from the Company that its common stock had a closing bid price at or above $7.00 for any ten of twenty consecutive trading days.

      Synergy Resources was incorporated in Colorado in December 2007. As of the date of its acquisition by the Company, Synergy's only asset was approximately $2.2 million in cash that it raised from private investors.

      Unless otherwise indicated all references to the Company include the operations of Synergy.

      The Company plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which, in the opinion of management, are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, the Company will attempt to acquire leases or other interests in the area. The Company may then attempt to sell portions of its leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      The Company may also:

     o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or
     o    purchase producing oil or gas properties.

      The Company's activities will primarily be dependent upon available financing.

      Title to properties which may be acquired by the Company will be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions may be obtained before commencement of drilling operations.

     The Company's two officers, Ed Holloway and William Scaff, Jr., are currently involved in oil and gas exploration and development. Mr. Holloway and Mr. Scaff, or their affiliates, may present the Company with opportunities to acquire leases or to participate in drilling oil or gas wells.

      Any transaction between the Company and Ed Holloway and William E. Scaff, Jr., or any of their affiliates (collectively the "Holloway/Scaff parties") must be approved by a majority of the Company's disinterested directors. In the event the Holloway/Scaff parties are presented with or become aware of any potential transaction which they believe would be of interest to the Company, they are required to provide the Company with the right to participate in the transaction. The Holloway/Scaff parties are required to disclose any interest they have in the potential transaction as well as any interest they have in any property which could benefit from the Company's participation in the transaction, such as by the Company drilling an exploratory well on a lease which is in proximity to leases in which the Holloway/Scaff parties have an interest. Without the consent of the Company, the Holloway/Scaff parties may participate up to 25% in a potential transaction on terms which are no different than those offered to the Company.

      The Company has a letter agreement with Petroleum Management, LLC, and Petroleum Exploration and Management, LLC, firms controlled by Ed Holloway and William E. Scaff, Jr., which provides the Company with the option to acquire working interests in oil and gas leases owned by these firms and covering lands on the Denver-Julesburg ("D-J") basin in northeast Colorado. The oil and gas leases cover 640 acres in Weld County, Colorado and, subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The option requires an initial payment of $100,000, which will be applied against any leases acquired by the Company. As of January 23, 2009 this $100,000 had not yet been paid.

      Pursuant to the option agreement described above, the Company recently participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP (KM). Both the Gray #25-16 well and the Zabka State #33-15 well hit productive formations at a depth of approximately 7,500 feet. The Company has been informed by KM that they intend to complete the wells and commence production during the first calendar quarter of 2009. The Company has a 37.5% working interest (28.125% net revenue interest) in each well and expects that its costs of drilling and completing these wells will be approximately $570,000.

      In November 2008, the Company participated in an auction of leases conducted by the State of Colorado. The Company was awarded leases to 1,600 acres for total consideration of $113,600. The leases have terms of ten years.

      In November 2008, the Company purchased a lease covering 2,560 acres for cash of approximately $51,000. The lease has a term of five years.

      During the year ended December 31, 2007, and the eight-month transition period ended August 31, 2008, the Company did not drill or participate in the drilling of any oil or gas wells.

      Since its inception in May 2005, the Company has not produced or sold any oil or gas.

      The following table shows, as of January 23, 2009, by state, the Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

             Productive Wells (1)  Developed Acreage   Undeveloped Acreage (1)
      State    Gross        Net    Gross         Net    Gross           Net
      -----    -----        ---    -----         ---    -----           ---

     Colorado    --          --       480 (2)    155    1,834          1,834
     Nebraska    --          --        --         --    2,560          2,560

(1) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.
(2)  Includes 160 acres associated with a shut-in gas well.

      The following table shows, as of January 23, 2009 the status of Company's gross acreage.

      State                   Held by Production     Not Held by Production
      -----                   ------------------     ----------------------

      Colorado                         320                   1,994
      Nebraska                          --                   2,560

      Acres Held By Production remain in force so long as oil or gas is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the lease acreage. At the time oil or gas is produced from wells drilled on the leased acreage the lease is considered to be Held By Production.

      The Company does not own any Overriding Royalty Interests.

      The Company plans to file an application to become an oil and gas operator in Colorado.

GOVERNMENT REGULATION

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which the Company plans to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

      The Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

      FERC has pursued policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. The Company does not know what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

      The Company's sales of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to The Company's oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from the Company's properties. The federal and state regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, the Company is unable to predict the future cost or impact of complying with those laws.

COMPETITION AND MARKETING

      The Company will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

      Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. The Company will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill its wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect the Company's ability expeditiously to drill, complete, recomplete and work-over wells.

      The market for oil and gas is dependent upon a number of factors beyond the Company's control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Imports of natural gas may adversely affect the market for domestic natural gas.

      The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

      Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition. Competitors in this market include producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices.

General
--------

      As of January 23, 2009 the Company's only employees were its two officers and one landman.

      The Company's website is www.synergyresourcescorporation.com.

ITEM 1A.  RISK FACTORS
          ------------

      Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

      Not applicable

ITEM 2.   PROPERTIES
          ----------

      See Item 1 of this report for information concerning the Company's oil and gas properties.

      The Company's offices are located at 20203 Highway 60, Platteville, CO 80651. The Platteville office telephone number is (970) 737-1073 and its fax number is (970) 737-1045. The Company also maintains an office at 1200 17th Street, Suite 570, Denver, CO 80202. The Company's telephone number at its Denver office is (303) 623-3966 and its fax number is (303) 534-0151.

      The Platteville office and equipment yard is provided to the Company pursuant to an Administrative Services Agreement with Petroleum Management, LLC, a firm controlled by the Company's two officers. For more information, see Item 13 of this report.

      Energy Capital, a consultant to the Company, has agreed to pay the rent and all expenses associated with the Denver office. For more information, see
Item 13 of this report.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of the Company's shareholders was held on September 8, 2008.

      At the special meeting the following proposals were ratified by the shareholders:

1. A 10-for-1 reverse split of the Company's common stock.

2. Changing the name of the Company to Synergy Resources Corporation.

      The following is a tabulation of votes cast with respect to these proposals:

                                   Votes
                  -------------------------------------       Broker
   Proposal          For           Against       Abstain     Non-Votes
   --------          ---           -------       -------     ---------

      1.         9,750,530           5,000           --            --
      2.         9,755,530              --           --            --

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         ----------------------------------------------------------------------

      On February 27, 2008, the Company's common stock began trading on the OTC Bulletin Board under the symbol "BRSH." Prior to that date, there was no established trading market for the Company's common stock. Between February 27, 2008 and September 22, 2008 less than 50,000 shares traded.

      On September 22, 2008 the 10-for-1 reverse stock split, approved by the Company's shareholders on September 8, 2008, became effective on the OTC Bulletin Board and the Company's trading symbol was changed to "SYRG."

      Shown below are the range of high and low closing prices for the Company's common stock for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The market quotations do not reflect the 10-for-1 reverse stock split referred to above.

      Month Ended              High         Low

      February 2008           $0.70       $0.35
      March 2008              $0.50       $0.20
      April 2008              $0.25       $0.20
      May 2008                $0.25       $0.15
      June 2008               $0.27       $0.25
      July 2008               $0.34       $0.28
      August 2008             $0.37       $0.30

     On January 23, 2009 the closing price (post-split) of the Company's common stock was $1.70 per share.

      As of January 23, 2009, the Company had 10,183,334 outstanding shares of common stock and 125 shareholders.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

       The Company's Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the Company's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of the Company's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by the Company's management.

      During the eight months ended August 31, 2008 the Company did not purchase any of its securities. During this same period no person affiliated with the Company purchased any of the Company's securities on behalf of the Company.

Other Shares Which May Be Issued
--------------------------------

      The following table lists additional shares of the Company's common stock which may be issued.

                                                          Number of      Note
                                                           Shares     Reference
                                                          ---------   ---------
   Shares sold in a private offering including shares
    issuable upon exercise of warrants. (92,667 Units)      370,668        A

   Series A Warrants to be issued to those persons
    owning shares of the Company's common stock prior
    to the acquisition of Synergy.                        1,038,000        B

   Shares issuable upon exercise of Series A Warrants
      sold in prior offerings.                            2,060,000        C

   Shares issuable upon exercise of options held by the
      Company's officers and employees.                   4,100,000        D

A. Between October 30, 2008 and January 23, 2009 the Company sold 92,667 Units in a private offering. Each Unit was sold at a price of $3.00 and consisted of two shares of the Company's common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.00 per share. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $10.00 per share.

      The Company has agreed to pay the sales agents for the private offering a commission of up to 10% of the amount the sales agent raise in this offering. The Company has also agreed to issue to selected sales agents one warrant (the "Sales Agent Warrants") for each five Units sold by selected sales agents. Each Sales Agent Warrant will entitle the holder to purchase one share of the Company's common stock at a price of $3.60 per share. The Sales Agent Warrants will expire on the earlier of December 31, 2012 or twenty days following written notification from the Company that its common stock had a closing bid price at or above $7.00 per share for any ten of twenty consecutive trading days.

      In order to raise additional capital the Company may sell additional shares of its common stock or other securities. There is no assurance that the Company will be successful in raising additional capital.

B. Each shareholder of the Company on the close of business on September 9, 2008 will receive one Series A warrant for each post-split share which they owned in the Company on that date. However, the warrants will not be issued until a registration statement covering the warrants, as well as the shares issuable upon the exercise of the warrants, has been filed and declared effective by the Securities and Exchange Commission. The Series A warrants to be issued to these shareholders are identical to those referred to in Note A above.

C. Prior to August 31, 2008, Synergy sold 2,060,000 Units to a group of private investors. Each Unit consisted of one share of Synergy's common stock and one Series A warrant. In connection with the acquisition of Synergy, these Series A warrants were exchanged for 2,060,000 Series A warrants of the Company. The Series A warrants are identical to the Series A warrants referred to in Note A above.

D. See Item 11 of this report for information concerning the terms of these options.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company was incorporated in Colorado on May 11, 2005. Since its formation the Company has been relatively inactive. The Company has never generated any revenue and prior to the acquisition of Synergy Resources Corporation the Company's only material asset was one shut-in oil well.

      On September 10, 2008 the Company acquired approximately 89% of the outstanding shares of Synergy Resources Corporation in exchange for 8,882,500 shares of its common stock and 1,042,500 Series A warrants.

      On December 19, 2008 the Company acquired the remaining shares of Synergy for 1,077,500 shares of the Company's common stock. As part of this transaction the Company issued 1,017,500 Series A warrants to the remaining Synergy shareholders in exchange for a like number of Series A warrants held by the Synergy shareholders.

      Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.00 per share. The Series A Warrants expire on the earlier of December 31, 2012 or twenty days following written notification from the Company that its common stock had a closing bid price at or above $7.00 for any ten of twenty consecutive trading days.

      Synergy was incorporated in Colorado in December 2007. As of the date of the acquisition by the Company, Synergy's only material asset was approximately $2.2 million in cash that it raised from private investors.

      Contingent upon the amount of capital available, the Company plans to explore for oil and gas. The Company expects that its first wells will be drilled in the Denver - Julesburg ("D-J") Basin in northeast Colorado.

      The Company's plan of operation is disclosed in Item 1 of this report. The Company's future plans will be dependent upon the amount the Company is able to raise.

      As of January 23, 2009, the Company was not generating any revenue.

RESULTS OF OPERATIONS

      Although from a legal standpoint the Company, on September 10, 2008, acquired a controlling interest in Synergy, for financial reporting purposes, the acquisition of Synergy constituted a recapitalization, and the acquisition was accounted for as a reverse merger whereby Synergy was deemed to have acquired the Company. As a result, all financial statements filed in subsequent 10-K or 10-Q reports will reflect the historical operations of Synergy for the period of Synergy's inception (December 28, 2007) through September 10, 2008 and the combined operations of the Company and Synergy after that date.

      Subsequent to the Synergy acquisition, the Company changed its fiscal year end from December 31st to August 31st. Since the acquisition of Synergy took place after August 31, 2008, the financial statements included with this report reflect the operating results of the Company prior to the September 10, 2008 acquisition of Synergy.

      For information concerning Synergy's financial condition as of August 31, 2008, and Synergy's results of operations from the date of its inception (December 28, 2007) to August 31, 2008, refer to the Company's report on Form

8-K filed with the Securities and Exchange Commission on November 26, 2008

      As a result of the change in the Company's fiscal year end, the Company's most current statement of operations in this report is for the eight-month period ended August 31, 2008. Accordingly, any comparison of the Company's operations for the eight months ended August 31, 2008 with the Company's operations for the twelve months ended December 31, 2007 would not be meaningful.

      The factors that will most significantly affect the Company's results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which the Company has an interest, and (iii) and lease operating expenses. The Company's revenues will also be significantly impacted by its ability to maintain or increase oil or gas production through exploration and development activities.

      Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have had or are reasonably expected to have a material impact on its sales, revenues or expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's sources and (uses) of funds for the eight months ended August 31, 2008 and the year ended December 31, 2007 are shown below:

                                       Eight Months Ended        Year Ended
                                          August 31, 2008     December 31, 2007
                                       -------------------    -----------------

       Cash used in operating activities    $(162,871)            $(255,419)

       Proceeds from sale of oil and
           gas property                            --                23,922

       Proceeds from sale of common stock     150,000               235,000

       Net change in cash balance             (12,871)                3,503

      The Company's material future capital requirements are (i) approximately $2,700,000 for exploration and development; (ii) approximately $125,000 per month for operating expenses, including salaries and other corporate overhead; and (iii) approximately $30,000 per month for consulting services relating to raising capital.

      It is expected that the Company's principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit the Company to finance its operations to a greater extent with internally generated funds, may allow the Company to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

      A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause the Company to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

      The Company plans to generate profits by drilling productive oil or gas wells. However, the Company will need to raise the funds required to drill new wells through the sale of its securities, from loans from third parties or from third parties willing to pay the Company's share of drilling and completing the wells. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. If additional financing is not available when needed, the Company may need to cease operations. The Company may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled by the Company may not be productive of oil or gas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements and accompanying notes included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Management's Report on Internal Control Over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Ed Holloway, the Company's Principal Executive Officer and Frank L. Jennings, the Company's Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of August 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2008.

      There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this report.

ITEM 9B.  OTHER INFORMATION
          -----------------

      None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          ------------------------------------------------------

Officers and Directors

Name                   Age   Position
----                   ---   --------

Edward Holloway        56    President, Chief Executive Officer and a Director
William E. Scaff, Jr.  51    Vice President, Secretary, Treasurer and a Director
Frank L. Jennings      57    Principal Financial and Accounting Officer
Benjamin J. Barton     44    Director
Rick A. Wilber         61    Director
Raymond E. McElhaney   52    Director
Bill M. Conrad         52    Director

The principal occupations of the Company's officers, directors and consultants, during the past several years are as follows:

Edward Holloway - Mr. Holloway has been an officer and director of the Company since September 2008. Mr. Holloway has been an officer and director of Synergy since June 2008. Mr. Holloway co-founded Cache Exploration Inc., an oil and gas exploration and development company that drilled over 350 wells. In 1987 Mr. Holloway sold the assets of Cache Exploraton to LYCO Energy Corporation. He rebuilt Cache Exploration and sold the entire company to Southwest Energy a decade later. In 1997 Mr. Holloway co-founded, and since that date has co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001 Mr. Holloway co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Holloway holds a degree in Business Finance from the University of Northern Colorado and is a past president of the Colorado Oil & Gas Association.

William E. Scaff, Jr. - Mr. Scaff has been an officer and director of the Company since September 2008. Mr. Scaff has been an officer and director of Synergy since June 2008. Between 1980 and 1990 Mr. Scaff oversaw financial and credit transactions for Dresser Industries, a Fortune 50 oilfield equipment company. Immediately after serving as an executive with TOTAL Petroleum between 1990 and 1997, Mr. Scaff co-founded, and since that date co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001 Mr. Scaff co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Scaff holds a degree in Finance from the University of Colorado.

Frank L. Jennings - Mr. Jennings has been the Company's Principal Financial and Accounting Officer since June 2007. Since 2001 Mr. Jennings has been an independent consultant providing managing and financial services, primarily to smaller public companies. From 2000 to 2005, he served as the Chief Financial Officer and a director of Global Casinos, Inc., a publicly traded corporation, and from 2001 to 2005, he served as Chief Financial Officer and a director of

OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., also a publicly traded corporation.

Benjamin J. Barton - Mr. Barton has been a director of the Company since September 2008. Mr. Barton has been a director of Synergy since June 2008. Between 2003 and 2005 Mr. Barton was a private wealth manager with Merrill Lynch. Since 1986 Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005 Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in energy companies. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

Rick A. Wilber - Mr. Wilber became a director of the Company in September 2008. Since 1984 Mr. Wilber has been a private investor in, and a consultant to, numerous development state companies. In 1974 Mr. Wilber was co-founder of Champs Sporting Goods, a retail sporting goods chain, and served as its President from 1974-1984. He has been a Director of Ultimate Software Group Inc. since October 2002 and serves as a member of its audit and compensation committees. Mr. Wilber was a director of Ultimate Software Group between October 1997 and May 2000. He served as a director of Royce Laboratories, Inc., a pharmaceutical concern, from 1990 until it was sold to Watson Pharmaceuticals, Inc. in April 1997 and was a member of its compensation committee.

Raymond E. McElhaney - Mr. McElhaney has been a director of the Company since May 2005, and prior to the acquisition of Synergy was the Company's President and Chief Executive Officer. Mr. McElhaney began his career in the oil and gas industry in 1983 as founder and President of Spartan Petroleum and Exploration, Inc. Mr. McElhaney also served as a chairman and secretary of Wyoming Oil & Minerals, Inc., a publicly traded corporation, from February 2002 until 2005. From 2000 to 2003 he served as vice president and secretary of New Frontier Energy, Inc., a publicly traded corporation. McElhaney is a co-founder of MCM Capital Management Inc., a privately held financial management and consulting company formed in 1990, and has served as its president of that company since inception.

Bill M. Conrad - Mr. Conrad has been a director of the Company since May 2005, and prior to the acquisition of Synergy was the Company's Vice President and Secretary. Mr. Conrad has been involved in several aspects of the oil & gas industry over the past 20 years. From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc. Since June 2006, Mr. Conrad has served as a director of Gold Resource Corporation, a publicly traded corporation engaged in the mining industry. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as its vice president since that time.

      The Company does not have a compensation committee. The Company's Board of Directors serves as its Audit Committee. None of the Company's directors are independent as that term is defined Section 803.A of the American Stock Exchange. William E. Scaff, Jr. acts as the financial expert for the Board of Directors.

      The Company has adopted a Code of Ethics applicable to its senior executive and financial officers. A copy of the Code of Ethics is filed as
Exhibit 14 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued to the Company's Principal Executive and Financial officers during the eight months ended August 31, 2008 and the years ended December 31, 2007 and 2006. During the periods shown no officer of the Company received compensation in excess of $100,000.

                                              Stock   Option  All Other
Name and Principal            Salary   Bonus  Awards  Awards Compensation
 Position            Period     (1)     (2)    (3)     (4)        (5)     Total
------------------   ------   -------  -----  ------  ------ ------------ -----

Ray McElhaney,         2008   $ 5,000     --  $25,000     --        --   $30,000
Principal Executive    2007   $60,000     --       --     --        --   $60,000
Officer                2006   $60,000     --       --     --        --   $60,000

Frank L. Jennings,     2008        --     --       --     --   $ 6,778   $ 6,778
Principal Financial    2007        --     --       --     --   $ 9,900   $ 9,900
Officer                2006        --     --       --     --        --        --

(1)  The dollar value of base salary (cash and non-cash) earned.
(2)  The dollar value of bonus (cash and non-cash) earned.
(3) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(4) The fair value of options granted computed in accordance with FAS 123R on the date of grant.
(5) All other compensation received that the Company could not properly report in any other column of the table.

      The compensation to be paid to the Company's two executive officers is based upon their employment agreements, which are described below. All material elements of the compensation paid to these officers is discussed below.

      The Company has employee agreements with Ed Holloway and William E. Scaff Jr. Each employment agreement provides that the employee will be paid a monthly salary of $12,500 and requires the Employee to devote approximately 80% of his time to the Company's business. The employment agreements expire on June 11, 2010 but may be terminated sooner by the Company as a result of the employee's disability or for cause. For purposes of the employment agreements, "cause" is defined as:

          (i) the conviction of the employee of any crime or offense involving the Company, or of fraud or moral turpitude, which significantly harms the Company;
          (ii) the refusal of the employee to follow the lawful directions of the Company's Board of Directors;
         (iii) the employee's negligence which shows a reckless or willful disregard for reasonable business practices and significantly harms the Company; or

          (iv) a breach of the employment agreement by the employee.

      The Company has a consulting agreement with Ray McElhaney and Bill Conrad which provides that Mr. McElhaney and Mr. Conrad will provide to the Company, on a part-time basis, consulting services pertaining to corporate acquisitions and development. For these services, Mr. McElhaney and Mr. Conrad are paid a monthly consulting fee of $5,000. The consulting agreement expires on August 15, 2009.

      Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors During the Eight Months Ended August 31, 2008 and the Year Ended December 31, 2007. The Company did not compensate any person for acting as a director during the eight months ended August 31, 2008 or the year ended December 31, 2007.

Stock Option and Bonus Plan
---------------------------

      The Company has adopted a stock option and stock bonus plan. A summary description of the plan follows.

      Non-Qualified Stock Option Plan. The Company's Non-Qualified Stock Option Plan authorizes the issuance of shares of its common stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with promoting the Company's stock or the sale of securities in a capital-raising transaction. The option exercise price is determined by the Company's directors.

      Stock Bonus Plan. The Company's Stock Bonus Plan allows for the issuance of shares of common stock to it's employees, directors, officers, consultants and advisors. However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with promoting the Company's stock or the sale of securities in a capital-raising transaction.

      Summary. The following is a summary of options granted or shares issued pursuant to the Plans as of January 23, 2009. Each option represents the right to purchase one share of the Company's common stock.

                               Total      Shares
                              Shares    Reserved for   Shares       Remaining
                             Reserved   Outstanding   Issued as   Options/Shares
Name of Plan                Under Plans   Options    Stock Bonus    Under Plans
------------                ----------- ------------ -----------  --------------

Non-Qualified Stock
 Option Plan                 2,000,000      100,000      N/A       1,900,000
Stock Bonus Plan               500,000          N/A       --         500,000


Options
-------

      In connection with the acquisition of Synergy, the Company issued options to the persons shown below in exchange for options previously issued by Synergy. The terms of the options issued by the Company are identical to the terms of the Synergy options. The options were not granted pursuant to the Company's Non-Qualified Stock Option Plan. As of January 23, 2009 none of these options have been exercised.

                             Grant    Shares Issuable Upon  Exercise  Expiration
Name                         Date     Exercise of Options    Price       Date
----                       -------  ----------------------  --------  ----------

Ed Holloway (1)             9-10-08       1,000,000          $ 1.00     6-11-13
William E. Scaff, Jr. (2)   9-10-08       1,000,000          $ 1.00     6-11-13
Ed Holloway (1)             9-10-08       1,000,000          $10.00     6-11-13
William E. Scaff, Jr. (2)   9-10-08       1,000,000          $10.00     6-11-13

(1) Options are held of record by a limited liability company controlled by Mr. Holloway.
(2) Options are held of record by a limited liability company controlled by Mr. Scaff.

      The following table shows information concerning the Company's outstanding options as of January 23, 2009. None of the Company's officers or directors held any options as of August 31, 2008.

                       Shares underlying unexercised
                            Option which are:
                       -----------------------------
                        Exercise      Expiration
Name                    Exercisable   Unexercisable     Price           Date
----                    -----------   -------------    --------      ----------

Ed Holloway             1,000,000              --      $  1.00        6-11-13
William E. Scaff, Jr.   1,000,000              --      $  1.00        6-11-13
Ed Holloway             1,000,000              --       $10.00        6-11-13
William E. Scaff, Jr.   1,000,000              --       $10.00        6-11-13
Employee                       --         100,000      $  3.00       12-31-18

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Non-Qualified Stock Option Plan as of August 31, 2008. The Company's Non-Qualified Stock Option Plan has been approved by the Company's shareholders.


                                                                    Number of Securities
                                      Number                        Remaining Available
                                   of Securities                    For Future Issuance
                                   to be Issued   Weighted-Average      Under Equity
                                  Upon Exercise   Exercise Price of  Compensation Plans,
                                  of Outstanding   of Outstanding   Excluding Securities
Plan category                       Options (a)        Options      Reflected in Column (a)
-------------------------------------------------------------------------------------------

Non-Qualified Stock Option Plan             --              --             2,500,000



Sales of Unregistered Securities
--------------------------------

      Prior to its acquisition by the Company, Synergy made the following sales of its securities:

Name                         Shares      Series A Warrants    Consideration
----                         ------      -----------------    -------------

Ed Holloway (1)            2,070,000                          $2,070
William E. Scaff, Jr. (1)  2,070,000                          $2,070
Benjamin Barton (1)          600,000                          $  600
John Staiano (1)             600,000                          $  600
Synergy Energy Trust       1,900,000                          $1,900
Third Parties                660,000                          $  660
Private Investors          1,000,000        1,000,000         $1.00 per Unit (2)
Private Investors          1,060,000        1,060,000         $1.50 per Unit (2)
                          -----------      -----------
                           9,960,000        2,060,000
                          ===========      ===========

(1)  Shares are held of record by entities controlled by this person.
(2) Shares and Warrants were sold as Units, with each Unit consisting of one share of the Company's common stock and one Series A Warrant.

      In connection with the acquisition of Synergy, the 9,960,000 shares of Synergy, plus the 2,060,000 Series A warrants, were exchanged for 9,960,000 shares of the Company's common stock, plus 2,060,000 Series A warrants.

      Each Series A warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.00 per share. The Series A Warrants expire on the earlier of December 31, 2012 or twenty days following written notification from the Company that its common stock had a closing bid price at or above $7.00 for any ten of twenty consecutive trading days.

      Mr. McElhaney and Mr. Conrad, due to their share ownership in the Company immediately prior to the acquisition of Synergy, will receive 271,000 and 247,000 Series A warrants, respectively.

      Between October 30, 2008 and January 23, 2009 the Company sold 92,667 Units at a price of $3.00 per Unit. Each Unit consists of two shares of the Company's common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $6.00 per share. The Series A Warrants expire on the earlier of December 31, 2012 or twenty days following written notification from the Company that its common stock had a closing bid price at or above $7.00 for any ten of twenty consecutive trading days. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $10.00 per share. The Series B Warrants expire on the earlier of December 31, 2012 or twenty days following written notification from the Company that its common stock had a closing bid price at or above $12.00 for any ten of twenty consecutive trading days.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows, as of January 23, 2009, information with respect to those persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each director and officer of the Company and by all the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                       Number          Percent
Name                                of Shares (1)      of Class
----                                -------------      --------

Ed Holloway                         4,070,000 (2)       33.4%
William E. Scaff, Jr.               4,070,000 (3)       33.4%
Frank L. Jennings                       4,000             Nil
Benjamin Barton                       600,000 (4)        5.9%
Rick A. Wilber                        376,429            3.7%
Raymond E. McElhaney                  270,000            2.7%
Bill M. Conrad                        247,000            2.4%
John Staiano                          600,000 (5)        5.9%
Synergy Energy Trust                  900,000 (6)        8.8%
All officers and directors
  as a group (7 persons).           9,637,429           67.9%

(1) Share ownership includes shares issuable upon the exercise of options held by the persons listed below.

                               Share Issuable     Option
                               Upon Exercise      Exercise    Expiration
     Name                        of Options        Price         Date
     ----                      --------------    ---------    ----------

     Ed Holloway                  1,000,000         $1.00      6-11-13
     Ed Hollway                   1,000,000        $10.00      6-11-13
     William E. Scaff, Jr.        1,000,000         $1.00      6-11-13
     William E. Scaff, Jr.        1,000,000        $10.00      6-11-13

(2) Shares are held of record by various trusts and limited liability companies controlled by Mr. Holloway. If Mr. Holloway resigns or is removed for cause as an officer of this Company prior to June 11, 2009, then his 2,070,000 shares and his options will be forfeited, returned to the Company and cancelled. However, if the Employment Agreement with Mr. Holloway is terminated prior to June 11, 2009 due to Mr. Holloway's disability, only 1,035,000 shares and 1,035,000 options will be forfeited. If Mr. Holloway resigns due to the Company's intentional interference with his duties, the resignation will not result in any forfeiture of his shares.
(3) Shares are held of record by various trusts and limited liability companies controlled by Mr. Scaff. If Mr. Scaff resigns or is removed for cause as an officer of this Company prior to June 11, 2009, then his 2,070,000 shares and his options will be forfeited, returned to the Company and cancelled. However, if the Employment Agreement with Mr. Scaff is terminated prior to June 11, 2009 due to Mr. Scaff's disability, only 1,035,000 shares and 1,035,000 options will be forfeited. If Mr. Scaff resigns due to the Company's intentional interference with his duties, the resignation will not result in any forfeiture of his shares.
(4) Shares are held of record by a partnership controlled by Mr. Barton. (5) Shares are held of record by a trust and a limited liability company controlled by Mr.
     Staiano.
(6) The shares held by the Synergy Energy Trust may be issued at the discretion of John Barton, the trustee. Effective December 1, 2008 the Company purchased 1,000,000 shares of its common stock from the Trust for $1,000, which was the price at which the shares were sold to the Trust. The share ownership of the Trust reflects the sale of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has a consulting agreement with Energy Capital, LLC, a firm controlled by John Barton and Benjamin J. Barton. The Company has agreed to pay Energy Capital $30,000 per month for assisting the Company with raising capital and establishing a public market for the Company's common stock. Energy Capital will also pay the rent for the Company's Denver office. The consulting agreement ends on May 31, 2009. However, if the Company's capital, paid-in capital and additional paid-in capital accounts do not exceed $7,500,000 by March 1, 2009 the Company may terminate the consulting agreement prior to May 31, 2009.

Pursuant to the terms of an Administrative Services Agreement between the Company and Petroleum Management, LLC, Petroleum Management provides the Company with office space and equipment storage in Platteville, Colorado, as well as secretarial, word processing, telephone, fax, email and related services for a fee of $20,000 per month. Either party may terminate the Administrative Service Agreement upon 30-days notice. Petroleum Management is controlled by Ed Holloway and William E. Scaff, Jr.

      See Item 1 of this report for information concerning:

     o an agreement between the Company, Ed Holloway and William E. Scaff, Jr. concerning potential conflicts of interest concerning the acquisition of oil and gas properties; and
     o an agreement between the Company and Petroleum Management, LLC regarding the potential acquisition of oil and gas properties.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

      Stark Winter Schenkein & Co., LLP served as the Company's auditors for the year ended December 31, 2007 and the eight month transition period ended August 31, 2008. The following table shows the aggregate fees billed to the Company for these periods by Stark Winter Schenkein and Co., LLP:

                                       Eight-Month
                                       Period Ended        Year Ended
                                      August 31, 2008    December 31,2007
                                      ---------------    ----------------

Audit Fees                               $18,500             $17,300
Audit-Related Fees                            --                  --
Tax Fees                               $   2,100              $1,500
All Other Fees                                --                  --

      Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financials statements included in the Company's 10-Q reports for the fiscal year and all regulatory filings. Before Stark Winter Schenkein was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company's directors. The Company's Directors are of the opinion that any Audit Related Fees charged by Stark Winter Schenkein are consistent with Stark Winter Schenkein maintaining its independence from the Company.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          ---------------------------------------

Exhibits                                        Page Number

3.1.1 Articles of Incorporation                      (1)

3.1.2 Amendment to Articles of Incorporation

3.1.2 Bylaws                                         (1)

10.1  Employment Agreement with Ed Holloway

10.2  Employment Agreement with William E.
      Scaff, Jr.

10.3  Administrative Services Agreement

10.4  Agreement regarding Conflicting Interest
      Transactions

10.5 Letter agreement regarding acquisition of oil and gas properties from Petroleum
      Management

10.6  Agreement with Energy Capital, LLC

14.   Code of Ethics

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications


(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2, File #333-146561.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

  Index to Financial Statements:                                          1

  Report of Independent Registered Public Accounting Firm                 2

  Balance Sheets at August 31, 2008 and December 31, 2007                 3

  Statements of Operations for the eight months ended
  August 31, 2008, the year ended December 31, 2007, and
  for the period from Inception (May 11, 2005) to August 31, 2008         4

  Statements of Changes in Shareholders' Equity for the
  period from Inception (May 11, 2005) to August 31, 2008                 5

  Statements of Cash Flows for the eight months ended
  August 31, 2008, the year ended December 31, 2007, and
  for the period from Inception (May 11, 2005) to August 31, 2008         6

  Notes to Financial Statements                                           7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Synergy Resources Corporation, formerly Brishlin Resources, Inc.

We have audited the accompanying balance sheets of Synergy Resources Corporation, formerly Brishlin Resources, Inc. (an Exploration Stage Company) as of August 31, 2008 and December 31, 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for the eight months ended August 31, 2008, the year ended December 31, 2007, and the period from inception (May 11, 2005) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation, formerly Brishlin Resources, Inc. (an Exploration Stage Company) as of August 31, 2008 and December 31, 2007, and the results of its operations and cash flows for the eight months ended August 31, 2008, the year ended December 31, 2007, and the period from inception (May 11, 2005) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
January 23, 2009

                          SYNERGY RESOURCES CORPORATION
                       (Formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                       August 31,   December 31,
                                                          2008          2007
                                                       ----------   ------------
                            ASSETS

Current assets:
 Cash and cash equivalents                             $   7,569     $  20,440
 Prepaid expenses                                          1,428             -
                                                       ----------    ----------
     Total current assets                                  8,997        20,440
                                                       ----------    ----------

Oil and gas properties, at cost, using full
cost method
  Oil and gas properties, net                             39,125        39,125

Other assets                                               1,328         1,265
                                                       ----------    ----------
       Total assets                                    $  49,450     $  60,830
                                                       ==========    ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                 $  44,906     $  26,395
 Accrued salaries, benefits, and taxes                     3,604        33,855
                                                       ----------    ----------
     Total current liabilities                            48,510        60,250
                                                       ----------    ----------
Shareholders' equity:
   Preferred stock - $0.01 par value, 10,000,000
   shares authorized:
    no shares issued and outstanding                           -             -
   Common stock - $0.001 par value, 100,000,000
   shares authorized:
    1,038,000 and 978,000 shares issued and
    outstanding at August 31, 2008 and December
    31, 2007, respectively                                 1,038           978
   Additional paid-in capital                          1,015,262       815,322
   (Deficit) accumulated during the exploration stage (1,015,360)     (815,720)
                                                       ----------    ----------
      Total shareholders' equity                             940           580
                                                       ----------    ----------
      Total liabilities and shareholders' equity       $  49,450     $  60,830
                                                       ==========    ==========



The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (Formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                   for the eight months ended August 31, 2008,
                        the year ended December 31, 2007,
       and for the period from Inception (May 11, 2005) to August 31, 2008

                                      Eight Months                           Inception
                                         Ended           Year Ended      (May 11, 2005) to
                                    August 31, 2008   December 31, 2007   August 31, 2008
                                    ---------------   -----------------  -----------------

Revenues                             $          -       $          -        $          -
                                     -------------      -------------       -------------
Expenses:
 Oil and gas lease expense                  5,000                  -              13,325
 Impairment of oil and gas
   properties                                   -                  -             223,738
 General and administrative               194,730            282,641             785,240
                                     -------------      -------------       -------------
      Total expenses                      199,730            282,641           1,022,303
                                     -------------      -------------       -------------
Operating (loss)                         (199,730)          (282,641)         (1,022,303)

Other income (expense):
  Interest income                              90              1,280               6,943
                                     -------------      -------------       -------------
(Loss) before taxes                      (199,640)          (281,361)         (1,015,360)

Provision for income taxes                      -                  -                   -
                                     -------------      -------------       -------------

Net (loss)                           $   (199,640)      $   (281,361)       $ (1,015,360)
                                     =============      =============       =============
Net (loss) per common share:
  Basic and Diluted                  $      (0.20)      $      (0.29)
                                     =============      =============
Weighted average shares
outstanding:
  Basic and Diluted                     1,005,869            962,422
                                     =============      =============







The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (Formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         for the period from Inception (May 11, 2005) to August 31, 2008

                                                              (Deficit)
                                                              Accumulated
                               Common Stock       Additional    During        Total
                            -------------------    Paid-in    Exploration  Shareholders'
                            Number       Amount    Capital      Stage        Equity
                            ------       ------   ----------  ------------ -------------


Balance at Inception,
 May 11, 2005                   -        $    -     $     -     $      -      $     -

Shares issued for cash
 at $0.01                 630,000           630       5,670            -        6,300
Shares issued for cash
 at $0.20                  25,000            25       4,975            -        5,000
Shares issued in
 exchange for oil
 and gas properties         6,000             6       5,994            -        6,000
Shares issued for cash
 at $2.00                 117,500           118     234,882            -      235,000
Net (loss)                      -             -           -     (111,759)    (111,759)
                        ----------    ----------  ----------   ----------   ----------
Balance, December 31,
 2005                     778,500           779     251,521     (111,759)     140,541

Shares issued for cash
 at $2.00                  94,500            94     188,906            -      189,000
Shares issued in
 exchange for oil
 and gas properties        60,000            60     149,940            -      150,000
Net (loss)                      -             -           -     (422,600)    (422,600)
                        ----------    ----------  ----------   ----------   ----------
Balance, December 31,
 2006                     933,000           933     590,367     (534,359)      56,941

Shares issued for cash
 at $5.00                  45,000            45     224,955            -      225,000
Net (loss)                      -             -           -     (281,361)    (281,361)
                        ----------    ----------  ----------   ----------   ----------
Balance, December 31,
 2007                     978,000           978     815,322     (815,720)         580

Shares issued for cash
 at $5.00                  30,000            30     149,970            -      150,000
Shares issued for
 accrued Compensation
 at $1.67                  30,000            30      49,970            -       50,000
Net (loss)                      -             -           -     (199,640)    (199,640)
                        ----------    ----------  ----------   ----------   ----------
Balance, August 31,
 2008                   1,038,000     $   1,038   $1,015,262   $(1,015,360) $     940
                       ===========    ==========  ==========   ============ ==========






   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (Formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for the eight months ended August 31, 2008,
                        the year ended December 31, 2007,
       and for the period from Inception (May 11, 2005) to August 31, 2008

                                             Eight Months                       Inception
                                                Ended          Year Ended     (May 11, 2005
                                              August 31,       December 31,      August 31,
                                                2008              2007             2008
                                             ------------      ------------    ------------
Cash flows from operating activities:
  Net (loss)                                  $(199,640)        $ (281,361)    $(1,015,360)
  Adjustments to reconcile net (loss)
    to net cash used by operating activities:
     Impairment of oil and gas properties             -                  -         223,738
  Changes in operating assets and liabilities:
     Prepaid expenses and other assets           (1,491)                 -          (2,756)
     Accounts payable and accrued expenses       38,260             25,942          91,350
                                              ---------         ----------     -----------
    Total adjustments                            36,769             25,942         312,332
                                              ---------         ----------     -----------
  Net cash (used in) operating
    activities                                 (162,871)          (255,419)       (703,028)
                                              ---------         ----------     -----------

 Cash flows from investing activities:
   Proceeds from sale of oil and gas
     properties                                       -             23,922          23,922
     Investment in oil and gas  properties            -                  -        (123,625)
                                              ---------         ----------     -----------
   Net cash provided by (used in)
     investing activities                             -             23,922         (99,703)
                                              ---------         ----------     -----------

Cash flows from financing activities:
  Common stock subscription receivable                -             10,000               -
  Cash proceeds from sale of stock              150,000            225,000         810,300
                                              ---------         ----------     -----------
   Net cash provided by financing
     activities                                 150,000            235,000         810,300
                                              ---------         ----------     -----------

Net increase (decrease) in cash and
  equivalents                                   (12,871)             3,503           7,569
Cash and equivalents at beginning of
  period                                         20,440             16,937               -
                                              ---------         ----------     -----------
Cash and equivalents at end of period         $   7,569         $   20,440     $     7,569
                                              =========         ==========     ===========
Supplemental Cash Flow Information
   Interest paid                              $       -         $        -     $       370
                                              =========         ==========     ===========
   Income taxes paid                          $       -         $        -     $         -
                                              =========         ==========     ===========

Non-cash investing and financing activities:
  Shares issued in exchange for oil and
    gas properties                            $       -         $        -     $   156,000
                                              =========         ==========     ===========
Liabilities assumed in exchange for
   oil and gas properties                     $       -         $        -     $     7,160
                                              =========         ==========     ===========
Common stock issued for
   accrued compensation                       $  50,000         $        -     $    50,000
                                              =========         ==========     ===========


   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

1.  Summary of Significant Accounting Policies

Basis of Presentation: Synergy Resources Corporation (formerly Brishlin Resources, Inc.) (the "Company") was organized under the laws of the State of Colorado on May 11, 2005. The Company plans to engage in oil, gas and mineral acquisitions, exploration, development and production service activities, primarily in the western region of the United States. The Company is in its exploration stage and has not yet generated any revenues from operations.

Reverse Stock Split: On September 8, 2008, Brishlin shareholders approved a reverse stock split of the outstanding shares of common stock, pursuant to which each ten shares of the Company's pre-split common stock issued and outstanding was exchanged for one share of the Company's post-split common stock. After giving effect to the reverse stock split, there were 1,038,000 shares of Brishlin common stock issued and outstanding. All share and per share amounts presented in this report have been retroactively adjusted to reflect the reverse stock split.

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Oil and Gas Properties: The Company uses the full cost method of accounting for costs related to its oil and natural gas properties. All of the properties acquired by the Company since inception are currently undergoing evaluation and are not yet included in the depletion, depreciation, and amortization calculation. After the properties are evaluated, the capitalized costs included in the full cost pool will be depleted on an aggregate basis using the units-of-production method. A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

Both the volume of proved reserves and any estimated future expenditures to be used for the depletion calculation will be based on estimates such as those described under "Oil and Gas Reserves" below.

The capitalized costs in the full cost pool will be subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices or increased reserves may subsequently increase the ceiling.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

Changes in oil and natural gas prices are expected to have the most significant impact on the Company's ceiling test. In general, the ceiling is lower when prices are lower. Even though oil and natural gas prices can be highly volatile over weeks and even days, the ceiling calculation dictates that prices in effect as of the last day of the test period be used and held constant. The resulting valuation is a snapshot as of that day and, thus, is not necessarily indicative of a true fair value that would be placed on the Company's reserves by the Company or by an independent third party. Therefore, the future net revenues associated with the estimated proved reserves are not based on the Company's assessment of future prices or costs, but rather are based on prices and costs in effect as of the end the test period.

Oil and Gas Reserves: The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company's oil and natural gas properties will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves

Property Retirement Obligation: The Company follows the guidelines of Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no material property retirement obligations as of August 31, 2008.

Stock Based Compensation: The Company's 2005 Non-Qualified Stock Option and Stock Grant Plan (the "Plan") authorizes the granting of nonqualified options to purchase shares of the Company's common stock. The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted.

The Company accounts for this Plan in accordance with SFAS 123(R), "Share-Based Payment," requiring the Company to record compensation costs for the Company's stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of stock option at their grant date by using the Black-Scholes-Merton option pricing model and provides for expense recognition over the service period, if any, of the stock option. Since inception, the Company has not granted any options under the Plan, and, accordingly, has not recognized any stock based compensation expense.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

The Company accounts for common stock issued to employees for services based on the fair value of the equity instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Per Share Amounts: SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share does not include dilutive common stock equivalents for periods in which the Company incurs a loss because they would be anti-dilutive.

Income Taxes: Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying financial statements include the identification and valuation of proved and probable reserves, treatment of exploration and development costs as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

Business Risks: The Company continually reviews the exploration and political risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company's operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company's business is subject to extensive licensing, permitting, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

Fair Value of Financial Instruments: SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2008.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Concentration of Credit Risk: The Company's operating cash balances are maintained in one primary financial institution and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company's financial position or results of operations.

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

Recent Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.  Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. The Company has no source of operating revenue and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $1,015,360. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has raised total cash proceeds of $810,300 in sales of common stock from inception through August 31, 2008. Management believes that these proceeds will not be sufficient to fund its operating activity and other capital resource demands during the next twelve months.

The Company's ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.  Oil and Gas Properties

In June, 2005, the Company purchased a 2% interest in a shut-in well in Morgan County, Colorado in exchange for 6,000 shares of the Company's restricted common stock, valued at $6,000. In January, 2006, the Company purchased from a related party an additional 7.875% interest in the same property for the sum of $23,625. The well's primary producing zones are the D-Sand, J-Sand and a variety of shallower sands, such as the Niobrara and the Greenhorn. The Morgan County well holds 160 acres of surrounding leasehold interest and is shut-in awaiting a pipeline for delivery.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

In May, 2006, the Company purchased an additional 11.875% working interest in the Morgan County well outlined above. As part of the same transaction, the Company purchased an 11.875% working interest in 2 wells and 1,160 leased acres located in Logan County, Colorado in exchange for $250,000, of which $100,000 was paid in cash at closing, and the balance of $150,000 was paid in the form of 60,000 shares of the Company's restricted common stock.

None of the wells were in production and no depletion, depreciation or amortization was recorded. As of December 31, 2006, the Company determined that these properties may have been impaired. Accordingly, a valuation allowance of $223,738 to reduce the carrying value of the properties to their estimated net realizable value was recorded as of December 31, 2006.

Effective August 31, 2007, the Company sold its interests in certain oil and gas properties located on Logan County, Colorado for net cash proceeds of $23,922. The value of these properties had previously been adjusted to reflect estimated fair market value and no additional loss was recognized in connection with the sale transaction

The Company is evaluating its remaining property to determine the appropriate future actions that should be taken. The Company may decide to commence production or dispose of the property. Since the interest in this property is a minority interest, the final decision with respect to the property will be jointly decided with the other ownership interests.

4.  Income Taxes

A reconciliation of the tax provision for 2008 and 2007 at statutory rates is comprised of the following components:

                                                   2008           2007
                                                   ----           ----

      Tax expense (benefit) at statutory rates  $(74,000)     $ (95,000)
      Increase in estimated tax rates            (23,000)            --
      Valuation allowance                         97,000         95,000
                                                --------      ---------

      Reported tax provision                    $     --      $      --
                                                ========      =========

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities. Those items consist of the following as of August 31, 2008 and December 31, 2007:

                                                2008           2007
                                                ----           ----
      Deferred tax assets:
      Net operating loss carryforwards       $ 374,000      $ 277,000
      Less valuation allowance                (374,000)      (277,000)
                                             ---------      ---------
      Net deferred tax asset                 $      --      $      --
                                             =========      =========


Total deferred tax assets and the valuation allowance increased by approximately $97,000 during 2008.

At August 31, 2008, the Company has tax loss carryforwards approximating $1,012,000 that expire at various dates through 2028. At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

5.  Shareholders' Equity

Preferred Stock: The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.01. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

Common Stock: The Company has authorized 100,000,000 shares of $0.001 par value common stock.

Reverse Stock Split: On September 8, 2008, Brishlin shareholders approved a reverse stock split of the outstanding shares of common stock, pursuant to which each ten shares of Brishlin's pre-split common stock issued and outstanding was exchanged for one share of the Company's post-split common stock. After giving effect to the reverse stock split, there were 1,038,000 shares of Brishlin common stock issued and outstanding. All share and per share amounts presented in this report have been retroactively adjusted to reflect the reverse stock split.

At inception, the Company issued 630,000 common shares to its founders for cash proceeds of $6,300.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

On June 6, 2005, the Company issued 25,000 common shares to a private investor for cash proceeds of $5,000.

During 2005, the Company issued 6,000 shares of common stock in exchange for a 2% working interest in the Stroh #1 lease. The shares were valued at $6,000. In private transactions, the Company sold 117,500 shares of common stock at $2.00 per share for cash proceeds of $235,000.

During 2006, the Company issued 94,500 shares of common stock at $2.00 per share for cash proceeds of $189,000. In addition, the Company issued 60,000 shares of common stock in exchange for oil and gas properties including the Stroh #1, Marostica #1, and Lutin #1. The shares were valued at $150,000, or $2.50 per share, based upon the negotiated value between the seller and the buyer.

During the year ended December 31, 2007, the Company issued 45,000 shares of common stock at $5.00 per share for cash proceeds of $225,000.

During the eight months ended August 31, 2008, the Company issued 30,000 shares of common stock at $5.00 per share for cash proceeds of $150,000.

Effective June 16, 2008 the Company exchanged 30,000 restricted shares of common stock, valued at $1.67 per share, based upon quoted market prices, for accrued and unpaid compensation of $50,000 payable to officers.

6.   Commitments and Contingencies

Effective October 1, 2007, the Company entered into a twelve month lease on office space in Colorado Springs, Colorado. Rental payments approximate $1,328 per month. As of August 31, 2008, future minimum lease obligations consisted of one month's rent, approximating $1,328. Rent expense approximated $10,624 for the eight months ended August 31, 2008, and $15,400 for the year ended December 31, 2007.

Pursuant  to  employment  agreements  with its  executive  officers  which  were effective from June 1, 2005 through June 30, 2008, the officers each earned $5,000 per month. Effective June 16, 2008, the officers agreed to exchange accrued and unpaid compensation of $50,000 for 30,000 restricted shares of the Company's common stock, valued at a price of $1.67 per share, based on quoted market prices. In anticipation of the business combination with Synergy Resources Corporation (see Note 7), the employment agreements were terminated effective June 30, 2008. Total compensation expense recorded under the agreements was $60,000 for the eight months ended August 31, 2008, and $120,000 for the year ended December 31, 2007.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

7.     Subsequent Events

On September 10, 2008, the Company acquired approximately 89% of the outstanding shares of Synergy Resources Corporation ("Synergy") pursuant to an Agreement to Exchange Common Stock ("Share Exchange Agreement"). The Company acquired all the remaining outstanding shares of Synergy in separate transactions. In total,
9,960,000 shares of common stock were issued in exchange for 9,960,000 outstanding shares of Synergy.

The Share Exchange Agreement further provides that the Company agree to issue substitute Series A warrants to replace similar warrants held by certain shareholders of Predecessor Synergy to purchase 2,060,000 shares of common stock at $6.00 per share. Furthermore, the Company agreed to issue substitute options to replace similar options outstanding prior to the merger transaction, which options provide for the purchase of 2,000,000 shares of common stock at $1.00 per share and 2,000,000 shares of common stock at $10.00 per share. Using the Black-Scholes-Merton option-pricing model, the Company estimated that the fair value of the replacement options exceeded the fair value of the options surrendered by $10,185,345. The assumptions used in the model were: expected life of 2.5 years, stock price of $3.50 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 2.63%. The additional expense of $10,185,345 will be pro-rated over the remaining vesting period.
..
In conjunction with the acquisition of Synergy, the majority of the shareholders of the Company also voted to change its name to Synergy Resources Corporation.

On September 8, 2008, the Company's Board of Directors declared a dividend in the form of one Series A Warrant to purchase one share of post-split common stock for $6.00, exercisable upon issuance until the earlier of December 31, 2012, or twenty days following written notification from the Company that its common stock had a closing price at or above $7.00 for any of twenty consecutive trading days. Shareholders of record as of September 9, 2008, are entitled to receive the dividend, which is payable only after receipt by the Company of an effective date for a registration statement covering the warrants and underlying common stock.

In connection with the merger, the Company entered into an agreement with two directors to provide consulting services. The initial term of the agreement is one year. Compensation under the agreement is $10,000 per month.

In October 2008, certain directors and former officers paid accrued legal fees on behalf of the Company in the amount of $17,000, which was recorded as contributed capital.

In December 2008, the Company commenced a private offering to sell shares of its common stock and warrants. As of January 23, 2009, the Company had received cash proceeds of $278,001 for the sale of 185,334 common shares and warrants.

                          SYNERGY RESOURCES CORPORATION
                       (formerly Brishlin Resources, Inc.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

Effective December 1, 2008, the Company purchased 1,000,000 shares of its common stock from one of the original Predecessor Synergy shareholders for $1,000, which was the price at which the shares were sold to the shareholder.

Effective December 31, 2008, the Company granted stock options to an employee to purchase 100,000 shares of common stock at an exercise price of $3.00 and a term of ten years. Using the Black-Scholes-Merton option-pricing model, the Company estimates the fair value of the options to be approximately $186,000. The assumptions used in the model were: expected life of 5 years, stock price of $2.00 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 3.13%.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January, 2009.

                                     SYNERGY RESOURCES CORPORATION


                                     By:   /s/ Ed Holloway
                                          ------------------------------------
                                         Ed Holloway, President

                                     By:  /s/ Frank L. Jennings
                                          ------------------------------------
                                         Frank L. Jennings, Principal Financial
                                           and Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


/s/ Ed Holloway                Director            January 26, 2009
----------------------
Ed Holloway


/s/ William E. Scaff, Jr.      Director            January 26, 2009
----------------------
William E. Scaff, Jr.


/s/ Benjamin Barton            Director            January 26, 2009
----------------------
Benjamin Barton


/s/ Rick Wilber                Director            January 26, 2009
----------------------
Rick Wilber


/s/ Raymond E. McElhaney       Director            January 26, 2009
------------------------
Raymond E. McElhaney


/s/ Billl M. Conrad            Director            January 26, 2009
----------------------
Bill M. Conrad

                          SYNERGY RESOURCES CORPORATION

                                    FORM 10-K

                                    EXHIBITS