Form 10-Q
period 2009-02-28
SYNERGY RESOURCES CORP
filed 2009-04-07
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended February 28, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from _____ to _______

                       Commission File Number: 333-146561

                          SYNERGY RESOURCES CORPORATION
                   ------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Colorado                           20-2835920
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  20203 Highway 60, Platteville, Colorado 80651
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (970) 737-1073

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).    Yes [ ]      No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,479,334 shares outstanding as of April 3, 2009.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of February 28, 2009 (unaudited)
           and August 31, 2008                                               3

           Statements of Operations for the three months ended
           February 28, 2009 and for the period from inception
           (December 28, 2007) to February 29, 2008 (unaudited)              4

           Statements of Operations for the six months ended
           February 28, 2009, for the period from inception
           (December 28, 2007) to February 29, 2008, and for
           the period from inception (December 28, 2007) to
           February 28, 2009 (unaudited)                                     5

           Statements of Cash Flows for the six months ended
           February 28, 2009, for the period from inception
           (December 28, 2007) to February 29, 2008, and for
           the period from inception (December 28, 2007) to
           February 28, 2009 (unaudited)                                     6

           Notes to Financial Statements (unaudited)                         7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        16

Item 4.   Controls and Procedures                                          23

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                24

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                         24

Item 3.    Defaults Upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 5.    Other Information                                                24

Item 6.    Exhibits                                                         25

SIGNATURES                                                                  26

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                     February 28,    August 31,
                                                         2009          2008
                                                     ------------   ------------
                                                     (Unaudited)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents                           $ 1,800,890    $ 2,292,341
 Other current assets                                     41,469         27,412
                                                     ------------   ------------
   Total current assets                                1,842,359      2,319,753
                                                     ------------   ------------
Property and equipment, at cost:
 Oil and gas properties, full cost method                617,845              -
 Other property and equipment, net                         1,263              -
                                                     ------------   ------------
     Property and equipment, net                         619,108              -
                                                     ------------   ------------
Other assets:
 Option to acquire mineral interests -
  related party                                           60,000              -
 Deferred offering costs                                  20,000              -
                                                     ------------   ------------
   Total other assets                                     80,000              -
                                                     ------------   ------------
   Total assets                                      $ 2,541,467    $ 2,319,753
                                                     ============   ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   248,452    $    12,473
 Accrued taxes and expenses                               45,883         40,853
                                                     ------------   ------------
    Total current liabilities                            294,335         53,326
                                                     ------------   ------------

Shareholders' equity:
 Preferred stock - $0.01 par value, 10,000,000
  shares authorized:
   no shares issued and outstanding                            -              -
 Common stock - $0.001 par value, 100,000,000
  shares authorized:
   10,479,334 and 9,943,571shares issued
   and outstanding at February 28, 2009
   and August 31, 2008, respectively                      10,479          9,944
 Additional paid-in capital                            9,862,999      2,477,511
 Stock subscriptions receivable                                -        (27,650)
 (Deficit) accumulated during the exploration
   stage                                              (7,626,346)      (193,378)
                                                     ------------   ------------
   Total shareholders' equity                          2,247,132      2,266,427
                                                     ------------   ------------
      Total liabilities and shareholders' equity     $ 2,541,467    $ 2,319,753
                                                     ============   ============

     The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
            for the three months ended February 28, 2009 and for the
         period from Inception (December 28, 2007) to February 29, 2008
                                   (Unaudited)

                                                                 Inception
                                        Three Months Ended  (December 28, 2007)
                                        February 28, 2009   to February 29, 2008
                                       -------------------- --------------------
Revenues                                  $          -         $          -
                                       -------------------- --------------------
Expenses:
 Oil and gas operating expenses                  3,176                    -
 Administrative services contract -
  related party                                 60,000                    -
 Salaries and payroll taxes                    111,577                    -
 Consulting fees - related party                30,000                    -
 Professional fees                              65,868                    -
 Insurance                                      11,949                    -
 Share based compensation - stock
  options granted                            3,427,849                    -
 All other general and administrative           11,792                    -
                                       -------------------- --------------------
    Total expenses                           3,722,211                    -
                                       -------------------- --------------------
Operating (loss)                            (3,722,211)                   -

   Interest income                               4,179                    -
                                       -------------------- --------------------
(Loss) before taxes                         (3,718,032)                   -

Provision for income taxes                           -                    -
                                       -------------------- --------------------
Net (loss)                             $    (3,718,032)     $             -
                                       ==================== ====================
Net (loss) per common share:
 Basic and Diluted                     $         (0.36)
                                       ====================
Weighted average shares outstanding:
 Basic and Diluted                          10,228,393
                                       ====================

     The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                   for the six months ended February 28, 2009,
     for the period from Inception (December 28, 2007) to February 29, 2008, and for the period from Inception (December 28, 2007) to February 28, 2009
                                   (Unaudited)

                                                      Inception     Inception
                                         Six Months  (December 28, (December 28,
                                           Ended       2007) to      2007) to
                                        February 28,  February 29,  February 28,
                                           2009          2008          2009
                                        ------------  ------------  ------------

Revenues                                $         -   $         -   $         -
                                        ------------  ------------  ------------
Expenses:
 Oil and gas operating expenses               5,576             -         5,576
 Administrative services contract
  - related party                           120,000             -       173,333
 Salaries and payroll taxes                 215,446             -       287,828
 Consulting fees - related party             60,000             -        60,000
 Professional fees                          141,056             -       182,154
 Insurance                                   20,011             -        20,011
 Share based compensation - stock
  options granted                         6,852,604             -     6,880,804
 All other general and administrative        29,917             -        31,175
                                        ------------  ------------  ------------
   Total expenses                         7,444,610             -     7,640,881
                                        ------------  ------------  ------------
Operating (loss)                         (7,444,610)            -    (7,640,881)
  Interest income                            11,642             -        14,535
                                        ------------  ------------  ------------
(Loss) before taxes                      (7,432,968)            -    (7,626,346)
Provision for income taxes                        -             -             -
                                        ------------  ------------  ------------
Net (loss)                              $(7,432,968)  $         -   $(7,626,346)
                                        ============  ============  ============
Net (loss) per common share:
 Basic and Diluted                      $     (0.70)
                                        ============
Weighted average shares outstanding:
 Basic and Diluted                       10,553,073
                                        ============


     The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for the six months ended February 28, 2009,
     for the period from Inception (December 28, 2007) to February 29, 2008, and for the period from Inception (December 28, 2007) to February 28, 2009
                                   (Unaudited)

                                                      Inception     Inception
                                         Six Months  (December 28, (December 28,
                                           Ended       2007) to      2007) to
                                        February 28,  February 29,  February 28,
                                           2009          2008          2009
                                        ------------  ------------  ------------
Cash flows from operating activities:
 Net (loss)                             $(7,432,968)  $         -   $(7,626,346)
                                        ------------  ------------  ------------
 Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
  Share based compensation                6,852,604             -     6,880,804
  Depreciation                                   74             -            74
 Changes in operating assets
  and liabilities
   (Increase) in other current assets       (14,057)            -       (41,469)
   Increase in accounts payable             235,979             -       248,452
   Increase in accrued taxes
    and expenses                              5,030             -        45,883
   Effect of merger on perating
    assets (liabilities)                    (31,438)            -       (31,438)
                                        ------------  ------------  ------------
 Total adjustments                        7,048,192             -     7,102,306
                                        ------------  ------------  ------------
   Net cash (used in) operating
     activities                            (384,776)            -      (524,040)
                                        ------------  ------------  ------------
Cash flows from investing activities:
 Acquisition of property and equipment     (580,057)            -      (580,057)
 Option to acquire mineral interests
  - related party                           (60,000)            -       (60,000)
 Cash aquired in merger                       3,987             -         3,987
                                        ------------  ------------  ------------
 Net cash (used in) investing
  activities                               (636,070)            -      (636,070)
                                        ------------  ------------  ------------
Cash flows from financing activities:
 Cash proceeds from sale of stock           774,295             -     3,319,900
 Offering costs                            (223,900)            -      (337,900)
 Payment of deferred offering costs         (20,000)            -       (20,000)
 Repurchase of shares                        (1,000)            -        (1,000)
                                        ------------  ------------  ------------
 Net cash provided by financing
  activities                                529,395             -     2,961,000
                                        ------------  ------------  ------------
Net increase (decrease) in cash
 and equivalents                           (491,451)            -     1,800,890
Cash and equivalents at beginning
 of period                                2,292,341             -             -
                                        ------------  ------------  ------------
Cash and equivalents at end of
 period                                 $ 1,800,890   $         -   $ 1,800,890
                                        ============  ============  ============
Supplemental Cash Flow Information:
 Interest paid                          $         -   $         -   $         -
                                        ============  ============  ============
   Income taxes paid                    $         -   $         -   $         -
                                        ============  ============  ============
Non-cash investing and financing
activities:
 Net assets acquired in merger          $    11,675   $         -   $    11,675
                                        ============  ============  ============

     The accompanying notes are an integral part of these financial statements.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

1.     Description of Business and Summary of Significant Accounting Policies

     Basis of Presentation: Synergy Resources Corporation (the "Company") represents the result of a merger transaction on September 10, 2008 between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. In conjunction with the transaction, Predecessor Brishlin changed its name to Synergy Resources Corporation and Predecessor Synergy changed its name to Synergy Resources, Ltd. The Company was organized under the laws of the State of Colorado. The Company is in its exploration stage and plans to engage in oil and gas acquisitions, exploration, development and production service activities, primarily in the area known as the Denver-Julesburg Basin. The Company has adopted August 31st as the end of its fiscal year.

     Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. The
Company believes that the disclosures included are adequate to make the information presented not misleading, and recommends that these financial statements be read in conjunction with the audited financial statements and notes thereto for the period ended August 31, 2008, included in our Report on Form 8-K/A filed on November 26, 2008.

     In management's opinion, the unaudited balance sheets as of February 28, 2009, the unaudited statements of operations for the three month and six month periods ended February 28, 2009, and the unaudited statement of cash flows for the six month period ended February 28, 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of its prior audited financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year.

     Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net loss, total assets, or total shareholders' equity.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

     Merger Transaction: On September 10, 2008, Predecessor Brishlin consummated an Agreement to Exchange Common Stock ("Exchange Agreement") with certain shareholders of Predecessor Synergy to acquire approximately 89% of the outstanding common stock of Predecessor Synergy. In subsequent transactions, all the remaining outstanding common shares of Predecessor Synergy were acquired. Prior to September 10, 2008, Predecessor Brishlin had 1,038,000 common shares outstanding, and Predecessor Synergy had 9,960,000 common shares outstanding. The merger transaction resulted in the Company with 10,998,000 common shares outstanding, with the shareholders of Predecessor Synergy holding approximately 91% of the outstanding shares and the shareholders of Predecessor Brishlin holding approximately 9% of the outstanding shares.

     The Exchange Agreement further provided that the Company would issue substitute Series A warrants to replace similar warrants held by certain shareholders of Predecessor Synergy to purchase 2,060,000 shares of common stock at $6.00 per share. Furthermore, the Company agreed to issue substitute options to replace similar options outstanding prior to the merger transaction, which options provide for the purchase of 2,000,000 shares of common stock at $1.00 per share and 2,000,000 shares of common stock at $10.00 per share.

     Immediately prior to the transaction, Predecessor Brishlin completed a one-for-ten reverse stock split of its outstanding common stock. All share and per share data presented in this Report have been retroactively restated to reflect the reverse stock split.

     In anticipation of the merger transaction, Predecessor Brishlin declared a dividend to its shareholders of record as of August 28, 2008, consisting of one Series A warrant for each common share held.

     Although the legal form of the transaction reflects the acquisition of Predecessor Synergy by Predecessor Brishlin, the Company determined that the accounting form of the transaction is a "reverse merger", in which Predecessor Synergy is identified as the acquiring company and Predecessor Brishlin is identified as the acquired company. At the time of the transaction, Predecessor Brishlin had ceased most of its operations and liquidated most of its assets and liabilities. In accordance with SEC regulations, the transaction was recorded as a capital transaction rather than a business combination. The transaction is equivalent to the issuance of common stock by Predecessor Synergy in exchange for the net assets of Predecessor Brishlin and a recapitalization of Predecessor Synergy. The assets and liabilities of Predecessor Brishlin were not restated to their estimated fair market values and no goodwill or other intangible assets were recorded. Selected financial data for Predecessor Brishlin at the transaction date follows:

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

      Selected Financial Data:
      -----------------------

           Cash                                    $   3,986
           Current assets                              5,129
           Oil and gas assets                         39,125
           Current liabilities                        33,907
           Net assets                               $ 11,675

     Financial information for all periods subsequent to September 10, 2008 includes the combined assets, liabilities and activities of both companies.
Historical financial information for periods prior to September 10, 2008, presented for comparative purposes, includes only Predecessor Synergy.

     Condensed pro-forma information assuming that the transaction occurred on September 1, 2008 (beginning of fiscal year for the Company) has not been presented. As Predecessor Brishlin had substantially reduced its operations prior to the transaction, there is no material difference between the information presented in the financial statements and the pro-forma information.

     Per Share Amounts: SFAS 128, "Earnings per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During the periods since inception, the Company has issued 7,679,334 potentially dilutive securities, all of which were excluded from the calculation because they were anti-dilutive.

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

     Recent Accounting Pronouncements: On December 29, 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves to be effective in January 2010. The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12 month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The accounting for the limitation on capitalized costs for full cost companies will also be revised. The new rule is expected to be effective for years ending on or after December 31, 2009, although the transition may be extended. The Company has not yet evaluated the effects on its financial statements and disclosures.

     There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.   Going Concern

     The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company has no source of operating revenue to date and has financed operations through the sale of equity. The Company has incurred losses since its inception aggregating $7,626,346. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

     The Company has raised cash proceeds of $2,961,000, net of offering costs, from sales of common stock since inception. Management believes that the cash balance of $1,800,890 at February 28, 2009 will not be sufficient to fund its operating activities and other capital resource demands during the next twelve months.

     The Company's ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.   Property and Equipment

     Oil and gas properties consists of various interests in oil and gas leases and wells in progress. The Company has an option to acquire working interests in oil and gas leases currently owned by related parties PM and PEM as described in
Note 6. In November, 2008, the Company participated in an auction of oil and gas leases conducted by the State of Colorado and was awarded leases to 1,600 acres for total consideration of $113,600. The leases have a term of five years. In February, 2009, the Company participated in an auction of leases conducted by the Bureau of Land Management and was awarded leases to 2,000 acres for total consideration of $45,000. The leases have a term of ten years. The Company also acquired several leases in private transactions covering approximately 3,000 acres for total consideration approximating $136,000. The leases have terms

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

ranging from two to five years. As of March 31, 2009, the Company had interests in approximately 6,700 net acres, none of which were included in the full cost pool subject to amortization.

     The Company recently participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP (`KM"). As of March, 31, 2009, these wells were in the completion stage. The Company has a 37.5% working interest (28.125% net revenue interest) in each well and expects that its proportionate share of drilling and completing these wells will approximate $570,000.

     Property and equipment at February 28, 2009, consisted of the following:

       Oil and Gas Properties, full cost method:
        Unevaluated costs, not subject to amortization     $   335,590
        Wells in progress                                      282,255
                                                           ------------
                   Total oil and gas properties                617,845
                                                           ------------
       Other property and equipment:
        Office equipment                                         1,337
        Less, accumulated depreciation                             (74)
                                                           ------------
                   Subtotal                                      1,263
                                                           ------------
         Total Property and Equipment, net                 $   619,108
                                                             =========

4.   Shareholders' Equity

     Preferred Stock The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

     Common Stock The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

     Issued and Outstanding The total issued and outstanding common stock at February 28, 2009 is 10,479,334 common shares, as follows:

     i. Effective June 11, 2008, the Company issued 7,900,000 common shares to its founders at $0.001 per share, for aggregate proceeds of $7,900.

     ii. Pursuant to a Private Offering Memorandum dated June 20, 2008, the Company sold 1,000,000 units at $1.00 per unit. Each unit consists of one share of restricted common stock and one Series A warrant that

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

          entitles the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

     iii. Pursuant to a Private Offering Memorandum dated July 16, 2008, the Company sold 1,060,000 units at $1.50 per unit for total cash proceeds of $1,590,000. Each unit consists of one share of restricted common stock and one Series A warrant that entitles the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

     iv. Effective September 10, 2008, the Company agreed to issue 1,038,000 common shares to the shareholders of Predecessor Brishlin, on an exchange basis of one share of Synergy common stock for each share of Brishlin common stock. In addition, the shareholders of Predecessor Brishlin will receive 1,038,000 Series A warrants that entitle the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

     v. Effective December 1, 2008, the Company repurchased 1,000,000 shares of its common stock from one of the original Predecessor Synergy shareholders for $1,000, the price at which the shares were originally sold to the shareholder.

     vi. Pursuant to a Private Offering Memorandum dated December 1, 2008, the Company sold 240,667 units at $3.00 per unit for total cash proceeds of $722,001. Offering costs associated with the offering aggregated $223,900, resulting in net cash proceeds of $498,101. Each unit consists of two shares of common stock, one Series A warrant and one Series B warrant. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series A warrants expire on December 31, 2012, or earlier under certain conditions. Each Series B warrant entitles the holder to purchase one share of common stock at a price of $10.00 per share. The Series B warrants expire on December 31, 2012, or earlier under certain conditions.

     The following tables summarize information about the Company's issued and outstanding common stock warrants for the period ended February 28, 2009:

                                               Remaining     Exercise Price
                                 Number of     Contractual    times Number
               Exercise Price     Shares     Life (in years)   of Shares
               --------------    ---------   --------------- --------------

                   $ 6.00        3,338,667          3.8        $20,032,000
                   $10.00          240,667          3.8        $ 2,406,670

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)


                                              Number of    Weighted average
                                              warrants      exercise price
                                              ---------    ----------------

Outstanding, August 31, 2008                  2,043,571         $6.00
Granted                                       1,535,763         $6.63
Exercised                                            --            --
                                            ------------
Outstanding, February 28, 2009                3,579,334         $6.27
                                            ============

     5.   Stock Based Compensation

     The Company accounts for stock options activities as provided by SFAS 123(R), "Share-Based Payment," which requires the Company to expense as compensation the value of grants and options as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes-Merton option-pricing model.

     As described in the following paragraphs, The Company recorded stock-based compensation expense of $6,852,604 for the six months ended February 28, 2009.

     During June 2008, stock options were granted to purchase 4,000,000 shares of common stock. Effective June 11, 2008, grants covering 2,000,000 shares were issued to the executive officers at an exercise price of $10.00 and a term of five years, and these options will vest over a one year period. The fair value of these options was determined to be nil based upon the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Effective June 30, 2008, grants covering an additional 2,000,000 shares were issued to the executive officers at an exercise price of $1.00 and a term of five years, and these options will vest over a one year period. Based upon a fair value calculation, these options were determined to have a value of $127,000 using the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Stock option compensation expense of $59,280 was allocated to the six months ended February 28, 2009, based on a pro-ration of the fair value over the vesting period.

     In connection with the merger, the Company agreed to issue stock option grants covering 4,000,000 shares to replace the similar options described in the preceding paragraph. Using the Black-Scholes-Merton option-pricing model, the Company estimated that the fair value of the replacement options exceeded the fair value of the options surrendered by $10,185,345. The assumptions used in the model were: expected life of 2.5 years, stock price of $3.50 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 2.63%. The incremental expense of $10,185,345 will be pro-rated over the remaining vesting period. For the six months ended February 28, 2009, the pro-rata stock option compensation expense was $6,790,230.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

     Effective December 31, 2008, the Company granted stock options to an employee to purchase 100,000 shares of common stock at an exercise price of $3.00 and a term of ten years. These options will vest over a five year period. Based on a fair value calculation, these options were determined to have a value of $185,640 using the following assumptions: expected life of 5 years, stock price of $2.00 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 3.13%. Stock option compensation expense of $3,094 was recorded for the period ended February 28, 2009, based on a pro-ration of the fair value over the vesting period.

     The estimated unrecognized compensation cost from unvested stock options as of February 28, 2009 was approximately $3,617,000, substantially all of which will be recognized during the current fiscal year.

     The following tables summarize information about stock options for the period ended February 28, 2009:

                              Remaining     Exercise      Weighted
                             Contractual   Price times    Average
                 Number of     Life (in     Number of     Exercise
Exercise Price    Shares        years)       Shares         Price
---------------------------------------------------------------------

    $10.00       2,000,000        4.6      $20,000,000      $10.00
    $ 1.00       2,000,000        4.6        2,000,000      $ 1.00
    $ 3.00         100,000        9.8          300,000      $ 3.00
                -----------                ------------
                 4,100,000                 $22,300,000      $ 5.44
                ===========                ============


                                   Number of      Weighted average
                                    shares         exercise price
                                   ---------      ----------------

Outstanding, August 31, 2008       4,000,000            $5.50
Granted                            4,100,000            $3.00
Terminated                        (4,000,000)           $5.50
                                 ------------
Outstanding, February 28, 2009     4,100,000            $5.44
                                 ============

Exercisable at February 28, 2009          --
2009                             ============

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

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

     For the six months ended February 28, 2009, the Company paid $120,000 under the administrative services agreement.

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

     On June 11, 2008, the Company entered into two year employment agreements with its executive officers. Pursuant to the terms of those agreements, the salaries of William E. Scaff, Jr. and Ed Holloway are each $12,500 per month. For the six months ended February 28, 2009, the Company paid $150,000 under these agreements.

     In June 2008, the Company sold 1,900,000 shares of its common stock to the Synergy Energy Trust (the "Trust"). The Trust was created for the benefit of consultants and others who have, or will in the future, benefit the Company. The trustee is a shareholder of the Company. Effective December 1, 2008, the Company repurchased 1,000,000 shares of its common stock from the Trust for $1,000, the original selling price. As of April 3, 2009, the Trust had not sold, assigned or transferred any of the Company's remaining 900,000 shares.

     On June 1, 2008, the Company entered into an agreement with Energy Capital Advisors, an entity related through common ownership interests. Energy Capital Advisors will provide certain services directly related to raising additional capital for the Company. The agreement will terminate on May 31, 2009, unless terminated earlier for reason of non-performance. Compensation under the agreement was $30,000 per month through December 31, 2008, and will be $10,000 per month from January 1, 2009 to May 31, 2009. During the six months ended February 28, 2009, the Company paid $140,000 related to this agreement.

     On June 1, 2008, the Company entered into an agreement with J3 Energy LLC, an entity related through common ownership interests. Pursuant to the Agreement, J3 Energy LLC agreed to provide certain services directly related to raising additional capital for the Company. The agreement terminated on September 30, 2008. Compensation under the agreement was $8,000 per month. During the six

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 2009
                                  (Unaudited)

months ended February 28, 2009, the Company paid $8,000 related to the agreement.

     In connection with the merger, the Company entered into an agreement with two directors to provide consulting services. The initial term of the agreement is one year. Compensation under the agreement is $10,000 per month. During the six months ended February 28, 2009, the Company recorded costs of $60,000 related to this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at February 28, 2009 and compares it to our financial condition at August 31, 2008. Finally, the discussion summarizes the results of our operations for the three months and six months ended February 28, 2009. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended August 31, 2008, including footnotes thereto, and the discussion and analysis included in our reports as filed with the SEC.

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

     On September 10, 2008, Predecessor Brishlin consummated an Agreement to Exchange Common Stock ("Exchange Agreement") with certain shareholders of Predecessor Synergy to acquire approximately 89% of the outstanding common stock of Predecessor Synergy. In subsequent transactions, all of the remaining outstanding common shares of Predecessor Synergy were acquired. Prior to September 10, 2008, Predecessor Brishlin had 1,038,000 common shares outstanding and Predecessor Synergy had 9,960,000 common shares outstanding. The merger transaction resulted in an entity with 10,998,000 shares outstanding, with the shareholders of Predecessor Synergy holding approximately 91% of the outstanding shares and the shareholders of Predecessor Brishlin holding approximately 9% of the outstanding shares.

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

     Financial information for all periods subsequent to September 10, 2008 includes the combined assets, liabilities and activities of both companies.
Historical financial information for periods prior to September 10, 2008, presented for comparative purposes, includes only Predecessor Synergy.

     At the date of the Exchange Agreement, Predecessor Synergy's primary asset was approximately $2,200,000 in cash that it had raised from sales of its common stock to private investors. Predecessor Brishlin's primary asset was an interest in one shut-in well located in northeastern Colorado.

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

     We have an option to acquire interests in mineral properties currently owned by Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM"), companies controlled by our executive officers. The two entities have acquired the rights to several mineral interests and have agreed to assign certain interests to us for payment of $1,000 per mineral acre. The option required an initial payment of $100,000, which will be applied against the leases we acquire.

     Pursuant to the option agreement with PM and PEM described above, we recently participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP ("KM"). Both the Gray #25-16 well and the Zabka State #33-15 well hit productive formations at a depth of approximately 7,500 feet. As of March 31, 2009 these wells were in the completion stage. We have a 37.5% working interest (28.125% net revenue interest) in each well and expect that our proportionate share of drilling and completing these wells will approximate $570,000.

     In November, 2008, we participated in an auction of oil and gas leases conducted by the State of Colorado. We were awarded leases to 1,600 acres for total consideration of $113,600. The leases have a term of five years. In February, 2009, we participated in an auction of leases conducted by the Bureau of Land Management. We were awarded leases to 2,000 acres for total consideration of $45,000. The leases have a term of ten years. In addition, we acquired several leases in private transactions. The leases cover approximately 3,000 acres for total consideration approximating $136,000. The leases have terms ranging from two to five years. As of March 31, 2009, we had interests in approximately 6,700 net acres, none of which were included in the full cost pool subject to amortization.

Exploration Stage Company. We are considered an exploration stage company for accounting purposes. We are unable to predict with any degree of accuracy when that classification will change. We expect to incur losses until such time, if ever, we begin generating significant revenue from operations.

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

     We do not currently have access to a working capital line of credit, but may try to obtain one in the future. During the last several months, the credit markets have undergone significant volatility. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. These disruptions may affect our ability to obtain capital resources and to finance our operations. Due to the uncertainty in the credits, we are unable to predict if we will be able to obtain financing on terms and conditions that are acceptable to us.

     The most significant of our future expenditures include (i) capital expenditures estimated at approximately $2,700,000 for exploration and development; (ii) approximately $100,000 per month for operating expenses, including salaries and other corporate overhead; and (iii) approximately $10,000 per month under a consulting agreement for capital formation services.

     All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through February 28, 2009, we received cash proceeds of $3,319,900 from the sale of our common stock, offset by the payment of offering costs of $357,900 and the repurchase of 1,000,000 shares of common stock from the original shareholder for $1,000.

     Cash and cash equivalents. As of February 28, 2009, we had cash and cash equivalents on hand of $1,800,890. From time to time, our cash balances may exceed the limits of federal deposit insurance. We attempt to limit this risk by maintaining our cash deposits in a financial institution which we believe to be financially strong.

     Working capital. As of February 28, 2009, we had working capital of $1,548,024, comprised of current assets of $1,842,359 and current liabilities of $294,335. Our working capital declined by $718,403 from the working capital balance of $2,266,427 as of August 31, 2008, primarily as a result of cash used in our operations and the acquisition of oil and gas properties.

     Operating activities. Net cash used in operating activities during the six months ended February 28, 2008 was $384,776. Cash was primarily used to fund our operating expenses.

     Investing activities. During the six months ended February 28, 2009, we used $636,070 in investing activities, primarily consisting of expenditures for the acquisition of oil and gas properties and leases.

     Financing activities. Cash provided by financing activities during the six months ended February 28, 2009 was $529,395, consisting of proceeds from the sale of common stock of $774,295 offset by offering costs of $243,900 and repurchase of shares for $1,000.

     Off Balance Sheet Financing. As of and subsequent to February 28, 2009, we did not have any arrangements that are considered to be off-balance sheet financing.

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

     It is our plan to generate profits by drilling productive oil or gas wells. However, we will need to raise the funds required to drill new wells through the sale of equity securities, from loans from third parties, or from third parties willing to pay our share of drilling and well completion costs. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to curtail or cease operations. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled may not be productive of oil or gas.

Results of Operations

     We are in the early stages of implementing our business plan. For financial reporting purposes, our inception date was December 28, 2007, the day that Predecessor Synergy was incorporated in the State of Colorado. Although we incorporated in 2007, we did not commence business activities until June, 2008. Accordingly, this discussion does not address historical comparative amounts for periods prior to June, 2008.

Three Months Ended February 28, 2009

     For the three months ended February 28, 2009, we recorded a net loss of $(3,718,032), or $(0.36) per share. We did not report any sales of oil or gas during the period.

     Operating expenses for the three months ended February 28, 2009 were $3,722,211, most of which was share based compensation. Excluding share based compensation, operating expenses for the quarter were $294,362, consisting primarily of salaries and benefits, amounts paid under the administrative services arrangement with PM, consulting and professional fees. These costs may increase in future periods as we implement our business plan and expand our business activities.

     Operating expenses include $3,427,849 of share based compensation related to the issuance of stock options. When stock options are issued, we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period. In connection with the merger, we agreed to issue options covering 4,000,000 shares to replace similar options that had previously been issued. We estimate that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345 and the relevant vesting period is nine months. The pro-rata expense amount allocated to this quarter was $3,395,115 and the remaining amount to recognize in future periods is $3,395,115. Other options have been issued which increased total expense for the quarter to $3,427,849.

Six Months Ended February 28, 2009

     For the six months ended February 28, 2009, we recorded a net loss of $(7,432,968), or $(0.70) per share. We did not report any sales of oil or gas during the period.

     Operating expenses for the six months ended February 28, 2009 were $7,444,610, most of which was share based compensation. Excluding share based compensation, operating expenses for the six months were $592,006, consisting primarily of salaries and benefits, amounts paid under the administrative services arrangement with PM, consulting and professional fees. These costs may increase in future periods as we implement our business plan and expand our business activities.

     Operating expenses include $6,852,604 of share based compensation related to the issuance of stock options. When stock options are issued, we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period. In connection with the merger, we agreed to issue options covering 4,000,000 shares to replace similar options that had previously been issued. We estimate that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345 and the relevant vesting period is nine months. The pro-rata expense amount allocated to this six month period was $6,790,230 and the remaining amount to recognize in future periods is $3,395,115. Other options have been issued which increased total expense for the quarter to $6,852,604.

Outlook

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

Item 4. Controls and Procedures.

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ended February 28, 2009, we sold 240,667 units at $3.00 per unit for gross cash proceeds of $722,001. The units consist of two shares of our common stock, one Series A Warrant and one Series B Warrant.

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

     Neither the shares nor the warrants were registered under the Securities Act of 1933, as amended (which we refer to as the "Act") and we relied on the exemption from registration provided by Section 4(2) of the Act. Each certificate representing the shares issued in the transaction was stamped with a legend indicating that the shares represented by the certificate are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 3. Default Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.

     None.

Item 5. Other Information.

     None.

Item 6.  Exhibits

a.  Exhibits

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Edward Holloway.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

      32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Edward Holloway and Frank L. Jennings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SYNERGY RESOURCES CORPORATION

Date:  April 3, 2009
                                     By:   /s/ Ed Holloway
                                          -----------------------------------
                                          Ed Holloway, President and Principal
                                          Executive Officer



Date:  April 3, 2009
                                     By:  /s/ Frank L. Jennings
                                          -----------------------------------
                                          Frank L. Jennings, Principal Financial
                                          and Accounting Officer