Form 10-Q
period 2009-05-31
SYNERGY RESOURCES CORP
filed 2009-07-09
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                   For the quarterly period ended May 31, 2009

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                 For the transition period from _____ to _______

                       Commission File Number: 333-146561

                          SYNERGY RESOURCES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                     Colorado                         20-2835920
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                  20203 Highway 60, Platteville, Colorado 80651
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

Larger accelerated filer                     Accelerated filer
Non-accelerated filer                        Smaller reporting company  [x]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).      Yes         No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,998,000 shares outstanding as of July 2, 2009.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of May 31, 2009 (unaudited) and August 31,
           2008                                                               3

           Statements of Operations for the three months ended May 31,
           2009 and 2008 (unaudited)                                          4

           Statements of Operations for the nine months ended May 31, 2009, for the period from inception (December 28, 2007) to May 31, 2008, and for the period from inception (December 28, 2007) to May 31, 2009
           (unaudited)                                                        5

           Statements of Cash Flows for the nine months ended May 31, 2009, for the period from inception (December 28, 2007) to May 31, 2008, and for the period from inception (December 28, 2007) to May 31, 2009
           (unaudited)                                                        6

           Notes to Financial Statements (unaudited)                          7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             20

Item 4.    Controls and Procedures                                           27

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 28

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                          28

Item 3.    Defaults Upon Senior Securities                                   28

Item 4.    Submission of Matters to a Vote of Security Holders               28

Item 5.    Other Information                                                 28

Item 6.    Exhibits                                                          29

SIGNATURES                                                                   30

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                         May 31,     August 31,
                                                          2009          2008
                                                       ------------ ------------
                                                       (Unaudited)
                               ASSETS
      Current assets:
       Cash and cash equivalents                       $ 1,052,985  $ 2,292,341
       Accounts receivable                                  25,928            -
       Other current assets                                 32,825       27,412
                                                       ------------ ------------
           Total current assets                          1,111,738    2,319,753
                                                       ------------ ------------

      Property and equipment, at cost:
        Oil and gas properties, full cost method, net    2,665,479            -
        Other property and equipment, net                    1,152            -
                                                       ------------ ------------
             Property and equipment, net                 2,666,631            -
                                                       ------------ ------------

      Other assets:
        Option to acquire mineral interests - related
         party                                              60,000            -
        Performance assurance deposit                       85,000            -
        Deferred offering costs                              5,000            -
                                                       ------------ ------------
              Total other assets                           150,000            -
                                                       ------------ ------------

             Total assets                              $ 3,928,369  $ 2,319,753
                                                       ============ ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Accounts payable                               $   577,087  $    12,473
        Accrued taxes and expenses                          45,378       40,853
        Bank loan payable                                1,161,811            -
        Accrued interestb                                    3,195            -
                                                       ------------ ------------
             Total current liabilities                   1,787,471       53,326
                                                       ------------ ------------

      Shareholders' equity:
        Preferred stock - $0.01 par value, 10,000,000
        shares authorized:
            no shares issued and outstanding                     -            -
        Common stock - $0.001 par value, 100,000,000
        shares authorized:
             10,601,334 and 9,943,571shares issued and
             outstanding at May 31, 2009 and August 31,
             2008, respectively                             10,601        9,944
        Additional paid-in capital                      13,428,773    2,477,511
        Stock subscriptions receivable                           -      (27,650)
        (Deficit) accumulated during the exploration
           stage                                       (11,298,476)    (193,378)
                                                       ------------ ------------
            Total shareholders' equity                   2,140,898    2,266,427
                                                       ------------ ------------
            Total liabilities and shareholders' equity $ 3,928,369  $ 2,319,753
                                                       ============ ============

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                      for the three months ended May 31, 2009 and 2008
                                   (Unaudited)

                                                Three Months     Three Months
                                                    Ended            Ended
                                                 May 31, 2009     May 31, 2008
                                               ---------------  ---------------

  Oil and gas revenues                         $       28,832   $            -
                                               ---------------  ---------------

  Expenses:
    Lease operating expenses                            1,138                -
    Depreciation, depletion, and amortization          21,973                -
    Administrative services contract -
      related party                                    60,000                -
    Salaries and payroll taxes                        110,610                -
    Consulting fees - related party                    30,000                -
    Professional fees                                  33,430                -
    Insurance                                          12,306                -
    Share based compensation - stock
      options granted                               3,429,396                -
    All other general and administrative                4,033                -
                                               ---------------  ---------------
            Total expenses                          3,702,886                -
                                               ---------------  ---------------
      Operating (loss)                             (3,674,054)               -

      Interest income                                   1,924                -
                                               ---------------  ---------------

      (Loss) before taxes                          (3,672,130)               -

      Provision for income taxes                            -                -
                                               ---------------  ---------------
      Net (loss)                               $   (3,672,130)  $            -
                                               ===============  ===============
      Net (loss) per common share:
         Basic and Diluted                     $        (0.35)  $            -
                                               ===============  ===============
      Weighted average shares outstanding:
         Basic and Diluted                         10,531,051                -
                                               ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                     for the nine months ended May 31, 2009,
       for the period from Inception (December 28, 2007) to May 31, 2008, and for the period from Inception (December 28, 2007) to May 31, 2009
                                   (Unaudited)

                                                    Inception       Inception
                                   Nine Months    (December 28,   (December 28,
                                      Ended          2007) to        2007) to
                                   May 31, 2009    May 31, 2008    May 31, 2009
                                  --------------  --------------  --------------
Oil and gas revenues              $      28,832   $           -   $      28,832
                                  --------------  --------------  --------------
Expenses:
 Lease operating expenses                 3,712               -           3,712
 Depreciation, depletion, and
   amortization                          21,973               -          21,973
 Administrative services contract -
   related party                        180,000               -         233,333
 Salaries and payroll taxes             326,056               -         398,438
 Consulting fees - related party         90,000               -          90,000
 Professional fees                      174,486               -         215,584
 Insurance                               32,317               -          32,317
 Share based compensation - stock
   options granted                   10,282,000               -      10,310,200
 All other general and
   administrative                        36,952               -          38,210
                                  --------------  --------------  --------------
      Total expenses                 11,147,496               -      11,343,767
                                  --------------  --------------  --------------
Operating (loss)                    (11,118,664)              -     (11,314,935)

Interest income                          13,566               -          16,459
                                  --------------  --------------  --------------
(Loss) before taxes                 (11,105,098)              -     (11,298,476)

Provision for income taxes                    -               -               -
                                  --------------  --------------  --------------
Net (loss)                        $ (11,105,098)  $           -   $ (11,298,476)
                                  ==============  ==============  ==============

Net (loss) per common share:
  Basic and Diluted               $       (1.05)  $           -
                                  ==============  ==============

Weighted average shares outstanding:
  Basic and Diluted                  10,545,652               -
                                  ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                     for the nine months ended May 31, 2009,
             for the period from Inception (December 28, 2007) to May 31, 2008, and for the period from Inception (December 28, 2007) to May 31, 2009
                                   (Unaudited)

                                                    Inception       Inception
                                   Nine Months    (December 28,   (December 28,
                                      Ended          2007) to        2007) to
                                   May 31, 2009    May 31, 2008    May 31, 2009
                                  --------------  --------------  --------------

 Cash flows from operating
 activities:
  Net (loss)                      $ (11,105,098)  $           -   $ (11,298,476)
                                  --------------  --------------  --------------
  Adjustments to reconcile
  net (loss) to net cash
  (used in) operating activities:
  Share based compensation           10,282,000               -      10,310,200
  Depreciation, depletion and
   amortization                          21,973               -          21,973
  Changes in operating assets and
   liabilities
  (Increase) in accounts receivable     (25,928)              -         (25,928)
  (Increase) in other current assets     (5,413)              -         (32,825)
  Increase in accounts payable          234,561               -         247,034
  Increase in accrued taxes and
   expenses                               4,525               -          45,378
  Increase in accrued interest            3,195               -           3,195
  Effect of merger on operating
   assets (liabilities)                 (31,438)              -         (31,438)
                                  --------------  --------------  --------------
  Total adjustments                  10,483,475               -      10,537,589
                                  --------------  --------------  --------------
 Net cash (used in) operating
  activities                           (621,623)              -        (760,887)
                                  --------------  --------------  --------------
Cash flows from investing
activities:
 Acquisition of property and
  equipment                          (2,279,426)              -      (2,279,426)
 Option to acquire mineral
  interests - related party            (100,000)              -        (100,000)
 Performance assurance deposit          (85,000)              -         (85,000)
 Cash acquired in merger                  3,987               -           3,987
                                  --------------  --------------  --------------
Net cash (used in) investing
activities                           (2,460,439)              -      (2,460,439)
                                  --------------  --------------  --------------
Cash flows from financing activities:
 Proceeds from bank loan payable      1,161,811               -       1,161,811
 Cash proceeds from sale of stock       957,295               -       3,502,900
 Offering costs                        (270,400)              -        (384,400)
 Payment of deferred offering costs      (5,000)              -          (5,000)
 Repurchase of shares                    (1,000)              -          (1,000)
                                  --------------  --------------  --------------
 Net cash provided by financing
 activities                           1,842,706               -       4,274,311
                                  --------------  --------------  --------------
Net increase (decrease) in cash
 and equivalents                     (1,239,356)              -       1,052,985

Cash and equivalents at beginning
 of period                            2,292,341               -               -
                                  --------------  --------------  --------------
Cash and equivalents at end
 of period                        $   1,052,985   $           -   $   1,052,985
                                  ==============  ==============  ==============
Supplemental Cash Flow Information:
 Interest paid                    $           -   $           -   $           -
                                  ==============  ==============  ==============
 Income taxes paid                $           -   $           -   $           -
                                  ==============  ==============  ==============
Non-cash investing and financing
activities:
 Net assets acquired in merger    $      11,675   $           -   $      11,675
                                  ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

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

     In management's opinion, the unaudited balance sheet as of May 31, 2009, the unaudited statements of operations for the three month and nine month periods ended May 31, 2009, and the unaudited statement of cash flows for the nine month period ended May 31, 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of its prior audited financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year.

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

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

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

      Selected Financial Data:

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

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

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

     Oil and Gas Properties: The Company uses the full cost method of accounting for costs related to its oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves (including the costs of unsuccessful efforts) are capitalized into a single full cost pool. These costs include land acquisition costs, geological and geophysical expense, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

     All capitalized costs of oil and gas properties are amortized using the unit-of-production method based upon estimates of proved reserves. For amortization purposes, the volume of petroleum reserves and production is converted into a common unit of measure at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Investments in unevaluated properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

     In applying the full cost method, the capitalized costs are subject to a quarterly "ceiling test". If capitalized costs, adjusted for such items as accumulated depletion and deferred income taxes, exceed the "ceiling amount", the excess is charged to earnings as an impairment expense. The "ceiling" is estimated as the present value, discounted at 10%, of the future net cash flows from proved oil and gas reserves plus the lower of cost or net realizable value of unevaluated properties. The calculation of future net cash flows assumes continuation of current economic conditions, including current prices and costs. The "ceiling" is highly sensitive to changing prices for oil and gas. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the "ceiling amount".

     Revenue Recognition: Revenue is generally recognized for the sale of oil and gas when there is persuasive evidence of a sale arrangement, delivery has occurred, the price is determinable, and collection of sales proceeds is reasonably assured. Revenue is accrued when these four conditions have been satisfied and reasonable estimates can be made. Revenue estimates are prepared for the quantity of petroleum product delivered to the customer and the price that will be received. Payment is received at a later date, often sixty to ninety days after production. Revenue accruals are adjusted to reflect updated information as it is received.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

     Lease Operating Expenses: Operating expenses of producing wells are recognized when incurred. For properties operated by third parties, expenses are estimated based upon activity reports. Expense accruals are adjusted to reflect updated information as it is received.

     Per Share Amounts: SFAS 128, "Earnings per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. During the periods since inception, the Company has issued 7,801,334 potentially dilutive securities, all of which were excluded from the calculation because they were anti-dilutive.

     Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

     Recent Accounting Pronouncements: On December 29, 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves to be effective in January 2010. The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12 month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The accounting for the limitation on capitalized costs for full cost companies will also be revised. The new rule is expected to be effective for years ending on or after December 31, 2009, although the transition may be extended. The Company has not yet evaluated the effects on its financial statements and disclosures.

     In May 2009 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS
165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

expected to have a material impact on the Company's financial statements.

     There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.   Going Concern

     The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. Only recently has the Company commenced revenue generating operations and it has financed operations primarily through the sale of equity. The Company recently was successful in obtaining a bank loan secured by oil and gas equipment. The Company has incurred losses since its inception aggregating $11,298,476. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

     The Company has raised cash proceeds of $3,112,500, net of offering costs, in sales of common stock since inception. Management believes that the cash balances of $1,052,985 at May 31, 2009 will not be sufficient to fund its operating activities and other capital resource demands during the next twelve months.

     The Company's ability to continue as a going concern is contingent upon its ability to raise additional funds, such as (1) through the sale of equity or sale of its assets, (2) joint venture or partnership arrangements, or (3) issuing debt instruments, and ultimately attaining profitable operations. The
financial   statements  do  not  include  any  adjustments  to  the  amount  and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.   Property and Equipment

     Oil and gas property consists of various interests in oil and gas leases, two wells, one of which is operating and one of which is in the completion stage, and tubular goods to be used in the development of future wells.

     In November 2008, the Company participated in an auction of oil and gas leases conducted by the State of Colorado and was awarded leases to 1,600 acres for total consideration of $113,600. The leases have a term of five years. In February 2009, the Company participated in an auction of leases conducted by the Bureau of Land Management and was awarded leases to 2,000 acres for total consideration of $45,000. The leases have a term of ten years. The Company also acquired several leases in private transactions covering approximately 3,000 acres for total consideration approximating $136,000. The leases have terms

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

ranging from two to five years. As of May 31, 2009, these leases covered approximately 6,700 net acres, and none of them were included in the full cost pool subject to amortization.

     The Company has an option to acquire working interests in oil and gas leases currently owned by related parties PM and PEM as described in Note 7. In connection therewith, the Company recently participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP ("KM"). As of May 31, 2009, one well was operating and one well was in the completion stage. The Company has a 37.5% working interest (28.125% net revenue interest) in each well.

     Property and equipment at May 31, 2009, consisted of the following:

      Oil and Gas Properties, full cost method:
       Unevaluated costs, not subject to amortization:
            Acquisition and other costs                         $    355,992
            Tubular goods                                          1,718,968
            Well in progress                                         287,934
                                                                  ----------
               Subtotal, unevaluated costs                         2,362,894
                                                                   ---------

         Evaluated costs                                             324,373
            Less, accumulated depletion                              (21,788)
                                                                  -----------
               Subtotal, evaluated costs                             302,585
                                                                  ----------
                  Oil and gas properties, net                      2,665,479
                                                                   ---------

      Other property and equipment:
         Office equipment                                              1,337
            Less, accumulated depreciation                               (185)
                                                                 -------------
                  Other property and equipment, net                     1,152
                                                                 ------------

      Total Property and Equipment, net                          $   2,666,631
                                                                 =============


      The Company commenced depletion of its full cost pool during the three months ended May 31, 2009. Costs of oil and gas properties are depleted using the unit of production method based on estimated reserves. Production volumes for the quarter are compared to estimated total reserves to calculate a depletion rate. For the nine months ended May 31, 2009, depletion of oil and gas properties was $21,788 and depreciation of other property and equipment was $185.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

4.   Bank Loan Payable

     The Company entered into a credit facility with a commercial bank. The borrowing arrangement provides for maximum borrowings up to $1,161,811 and is collateralized by tubular goods and certain other assets. The maximum amount that can be borrowed is reduced by usage or sale of the tubular goods. The loan bears interest at the prime rate plus 1/2%, payable quarterly, with a minimum interest rate of 5.5%. The loan maturity date is May 8, 2010. Interest costs of $3,195 and loan fees of $5,917 were incurred during the period ended May 31, 2009.

     The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalizable during the period that activities are in progress to bring the projects to their intended use. During the nine months ended May 31, 2009, interest expense of $9,112, including loan fees, was capitalized.

5.   Shareholders' Equity

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

     Issued and Outstanding The total issued and outstanding common stock at May 31, 2009 is 10,601,334 common shares, as follows:

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

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

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

     vi. Pursuant to a Private Offering Memorandum dated December 1, 2008, the Company sold 301,667 units at $3.00 per unit for total cash proceeds of $905,001. Offering costs associated with the offering aggregated $275,400, resulting in net cash proceeds of $629,601. Each unit consists of two shares of common stock, one Series A warrant and one Series B warrant. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series A warrants expire on December 31, 2012, or earlier under certain conditions. Each Series B warrant entitles the holder to purchase one share of common stock at a price of $10.00 per share. The Series B warrants expire on December 31, 2012, or earlier under certain conditions.

     The following tables summarize information about the Company's issued and outstanding common stock warrants for the period ended May 31, 2009:

                                                                     Exercise
                                                      Remaining     Price times
                                         Number of    Contractual      Number
                        Exercise Price    Shares    Life (in years)  of Shares
                        --------------   ---------  --------------- -----------

                            $ 6.00       3,399,667        3.5       $20,398,002
                            $10.00         301,667        3.5       $ 3,016,670


                                             Number of    Weighted average
                                              warrants     exercise price
                                             ---------    -----------------

       Outstanding, August 31, 2008          2,043,571            $6.00
       Granted                               1,657,763            $6.73
       Exercised                                    --               --
                                           ------------        ---------
       Outstanding, May 31, 2009             3,701,334            $6.33
                                           ============        =========

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)


6.   Stock Based Compensation

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

     As described in the following paragraphs, the Company recorded stock-based compensation expense of $10,282,000 for the nine months ended May 31, 2009.

     During June 2008, stock options were granted to purchase 4,000,000 shares of common stock. Effective June 11, 2008, grants covering 2,000,000 shares were issued to the executive officers at an exercise price of $10.00 and a term of five years, and these options will vest over a one-year period. The fair value of these options was determined to be nil based upon the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Effective June 30, 2008, grants covering an additional 2,000,000 shares were issued to the executive officers at an exercise price of $1.00 and a term of five years, and these options will vest over a one-year period. Based upon a fair value calculation, these options were determined to have a value of $127,000 using the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Stock option compensation expense of $88,920 was allocated to the nine months ended May 31, 2009, based on a pro-ration of the fair value over the vesting period.

     In connection with the merger, the Company agreed to issue stock option grants covering 4,000,000 shares to replace the similar options described in the preceding paragraph. Using the Black-Scholes-Merton option-pricing model, the Company estimated that the fair value of the replacement options exceeded the fair value of the options surrendered by $10,185,345. The assumptions used in the model were: expected life of 2.5 years, stock price of $3.50 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 2.63%. The incremental expense of $10,185,345 was pro-rated over the vesting period and stock option compensation expense for the nine months ended May 31, 2009 was $10,185,345.

     Effective December 31, 2008, the Company granted stock options to an employee to purchase 100,000 shares of common stock at an exercise price of $3.00 and a term of ten years. These options will vest over a five year period. Based on a fair value calculation, these options were determined to have a value of $185,640 using the following assumptions: expected life of 5 years, stock price of $2.00 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 3.13%. Stock option compensation expense of $7,735 was recorded for the period ended May 31, 2009, based on a pro-ration of the fair value over the vesting period.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

      The estimated unrecognized compensation cost from unvested stock options as of May 31, 2009 was approximately $187,785, which will be recognized ratably through December 31, 2013.

      The following tables summarize information about stock options for the period ended May 31, 2009:

                              Remaining     Exercise      Weighted
                             Contractual   Price times    Average
                 Number of     Life (in     Number of     Exercise
Exercise Price    Shares        years)       Shares         Price
---------------------------------------------------------------------

   $ 10.00       2,000,000       4.3      $  20,000,000       $10.00
   $  1.00       2,000,000       4.3          2,000,000       $ 1.00
   $  3.00         100,000       9.5            300,000       $ 3.00
                ----------                -------------
                 4,100,000                $  22,300,000       $ 5.44
                 =========                =============


                                   Number of      Weighted average
                                    shares         exercise price

Outstanding, August 31, 2008      4,000,000              $5.50
Granted                           4,100,000              $5.44
Terminated                      (4,000,000)              $5.50
                                ----------
Outstanding, May 31, 2009        4,100,000               $5.44
                                ==========
Exercisable at June 30, 2009    4,000,000
                                ==========

7.   Related Party Transactions and Commitments

     The Company's executive officers control two entities that have entered into agreements with the Company. The entities are Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM"). One agreement provides various administrative services to the Company and the other agreement provides an option to acquire certain oil and gas interests.

     For the nine months ended May 31, 2009, the Company paid $180,000 under the administrative services agreement.

     Effective August 7, 2008, the Company entered into a letter of intent with the related entities that provides an option to acquire working interests in oil and gas leases which are owned by PM and/or PEM. The oil and gas leases cover 640 acres in Weld County, Colorado, and subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The letter of intent, as amended, has an expiration date of August 31, 2009.

     Effective May 13, 2009, the Company acquired oil and gas equipment consisting of casing and tubing from PM. PM was paid $1,718,967 as reimbursement for the original cost of the tubular goods

     On June 11, 2008, the Company entered into two year employment agreements with its executive officers. Pursuant to the terms of those agreements, the salaries of William E. Scaff, Jr. and Ed Holloway are each $12,500 per month. For the nine months ended May 31, 2009, the Company paid $225,000 under these agreements.

     In June 2008, the Company sold 1,900,000 shares of its common stock to the Synergy Energy Trust (the "Trust"). The Trust was created for the benefit of consultants and others who have, or will in the future, benefit the Company. The trustee is a shareholder of the Company. Effective December 1, 2008, the Company repurchased 1,000,000 shares of its common stock from the Trust for $1,000, the original selling price. During the nine months ended May 31, 2009, 900,000 shares were issued to the Trustee in exchange for certain services directly related to raising additional capital for the Company, and the Trustee terminated the Trust.

     On June 1, 2008, the Company entered into an agreement with Energy Capital Advisors, an entity related through common ownership interests. Energy Capital Advisors provided certain services directly related to raising additional capital for the Company. Compensation under the agreement was $30,000 per month through December 31, 2008, and $10,000 per month from January 1, 2009 to May 31, 2009, when the agreement terminated. During the nine months ended May 31, 2009, the Company paid $170,000 related to this agreement.

     On June 1, 2008, the Company entered into an agreement with J3 Energy LLC, an entity related through common ownership interests. Pursuant to the Agreement, J3 Energy LLC agreed to provide certain services directly related to raising additional capital for the Company. The agreement terminated on September 30, 2008. Compensation under the agreement was $8,000 per month. During the nine months ended May 31, 2009, the Company paid $8,000 related to the agreement.

     In connection with the merger, the Company entered into an agreement with two directors to provide consulting services. The initial term of the agreement is one year. Compensation under the agreement is $10,000 per month. During the nine months ended May 31, 2009, the Company recorded costs of $90,000 related to this agreement.

                         SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009
                                  (Unaudited)

8.   Subsequent Events

     Effective June 29, 2009, the Company completed the private sale of 1,000,000 units at a price of $3.00 per unit. Each unit consisted of two shares of the Company's common stock, one Series A Warrant and one Series B warrant. The sale of 1,000,000 units included 301,667 units sold on or before May 31, 2009 and 698,333 units sold subsequent to May 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at May 31, 2009 and compares it to our financial condition at August 31, 2008. Finally, the discussion summarizes the results of our operations for the three months and nine months ended May 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements for the period ended August 31, 2008, including footnotes thereto, and the discussion and analysis included in our reports as filed with the SEC.

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

     We have an option to acquire interests in mineral properties currently owned by Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM"), companies controlled by our executive officers. The two entities have acquired the rights to several mineral interests and have agreed to assign certain interests to us for payment of $1,000 per mineral acre. The option required an initial payment of $100,000 which will be applied against the mineral interests as they are assigned to us. As of May 31, 2009, $40,000 had been applied to mineral interests acquired from PM and PEM.

     Pursuant to the option agreement with PM and PEM described above, we recently participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP ("KM"). Both the Gray #25-16 well and the Zabka State #33-15 well hit productive formations at a depth of approximately 7,500 feet. As of May 31, 2009 one well was operating and one well was in the completion stage. We have a 37.5% working interest (28.125% net revenue interest) in each well.

     In November, 2008, we participated in an auction of oil and gas leases conducted by the State of Colorado. We were awarded leases to 1,600 acres for total consideration of $113,600. The leases have a term of five years. In February, 2009, we participated in an auction of leases conducted by the Bureau of Land Management. We were awarded leases to 2,000 acres for total consideration of $45,000. The leases have a term of ten years. In addition, we acquired several leases in private transactions. The leases cover approximately 3,000 acres for total consideration approximating $136,000. The leases have terms ranging from two to five years. As of May 31, 2009, these leases covered approximately 6,700 net acres, and none of them were included in the full cost pool subject to amortization.

     Future Capital Expenditures. Our capital expenditure plans for the next twelve months include participation in 23 gross wells (in which our interest will approximate 14 net wells) and various other projects for total costs of $8,000,000 to $9,000,000. As total capital expenditure plans exceed our capital resources, we plan to seek additional funding sources. Capital expenditure plans are subject to periodic revision based upon availability of funds and expected return on investment.

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

     We recently entered into a credit arrangement with a commercial bank. The borrowing arrangement provides for maximum borrowings up to $1,161,811 and is collateralized by tubular goods and certain other assets. The maximum allowable borrowing amount is reduced by usage or sale of the tubular goods. The loan bears interest at the prime rate plus 1/2%, payable quarterly, and was 5.5% as of May 31, 2009. The loan maturity date is May 8, 2010.

     We may try to obtain additional credit facilities in the future. During the last several months, the credit markets have undergone significant volatility. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. These disruptions may affect our ability to obtain capital resources and to finance our operations. Due to the uncertainty in the credits, we are unable to predict if we will be able to obtain additional financing on terms and conditions that are acceptable to us.

     The most significant of our future expenditures include (i) capital expenditures described above for exploration and development; and (ii) approximately $100,000 per month for operating expenses, including salaries and other corporate overhead.

     Capital resources to date have been provided primarily through the sale of equity securities. From inception through May 31, 2009, we received cash proceeds of $3,502,900 from the sale of our common stock, offset by the payment of offering costs of $389,400 and the repurchase of 1,000,000 shares of common stock from the original shareholder for $1,000.

     On June 29, 2009, we completed the private sale of 1,000,000 units at a price of $3.00 per unit. Each unit consisted of two shares of common, one Series A warrant and one Series B warrant.

     Cash and cash equivalents. As of May 31, 2009, we had cash and cash equivalents on hand of $1,052,985. From time to time, our cash balances may exceed the limits of federal deposit insurance. We attempt to limit this risk by maintaining our cash deposits in a financial institution which we believe to be financially strong.

     Working capital. As of May 31, 2009, we had a working capital deficit of $(675,733), comprised of current assets of $1,111,738 and current liabilities of $1,787,471. Our working capital declined by $2,942,160 from the working capital balance of $2,266,427 as of August 31, 2008. Consistent with our plan, we utilized working capital in our operations and for the acquisition of oil and gas properties.

     Operating activities. Net cash used in operating activities during the nine months ended May 31, 2009 was $291,570. We expect to continuing consuming cash in operations until such time, if ever, that we are able to generate significant revenue from the sale of oil and gas.

     Investing activities. During the nine months ended May 31, 2009, we used $2,790,492 in investing activities, primarily consisting of expenditures for the acquisition of oil and gas properties, including the acquisition of tubular goods of $1,718,968.

     Financing activities. Cash provided by financing activities during the nine months ended May 31, 2009 was $1,842,706, consisting of proceeds from the sale of common stock of $957,295, offset by offering costs of $275,400 and repurchase of shares for $1,000. In addition, we received proceeds from a bank loan of $1,161,811.

     Off Balance Sheet Financing. As of and subsequent to May 31, 2009, we had no off balance sheet arrangements.

     It is expected that the principal source of future cash flow will be from the production and sale of crude oil and natural gas from reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining debt financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

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

Results of Operations

     We are in the early stages of implementing our business plan. For financial reporting purposes, our inception date was December 28, 2007, the day that Predecessor Synergy was incorporated in the State of Colorado. Although we incorporated in 2007, we did not commence business activities until June 2008. Accordingly, this discussion does not address historical comparative amounts for periods prior to June 2008.

Three Months Ended May 31, 2009

     For the three months ended May 31, 2009, we recorded a net loss of $(3,672,130), or $(0.35) per share.

     Revenues for the three months ended May 31, 2009 were $28,832, representing oil sales of $22,214 (619 bbls at an average price of $35.89) and gas sales of

$6,618 (1,855 mcf at an average price of $3.57). During the period, we began to accrue revenue for production from one well.

     Operating expenses for the three months ended May 31, 2009 were $3,702,886, most of which was share based compensation ($3,429,396). Excluding share based compensation, operating expenses for the quarter were $273,490, consisting primarily of salaries and benefits, amounts paid under the administrative services arrangement with PM, consulting and professional fees. These costs may increase in future periods as we implement our business plan and expand our business activities.

     Operating expenses include $3,429,396 of share based compensation related to the issuance of stock options. When stock options are issued, we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period. In connection with the merger, we agreed to issue options covering 4,000,000 shares to replace similar options that had previously been issued. We estimate that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345 and the relevant vesting period is nine months. The pro-rata expense amount allocated to this quarter was $3,395,115 and there is no remaining amount to recognize in future periods. Other options have been issued which increased total expense for the quarter to $3,429,396.

Nine Months Ended May 31, 2009

     For the nine months ended May 31, 2009, we recorded a net loss of $(11,105,098), or $(1.05) per share.

     Revenues for the nine months ended May 31, 2009 were $28,832, representing oil sales of $22,214 (619 bbls at an average price of $35.89) and gas sales of $6,618 (1,855 mcf at an average price of $3.57). During the period, we began to accrue revenue for production from one well.

     Operating expenses for the nine months ended May 31, 2009 were $11,147,496, most of which was share based compensation ($10,282,000). Excluding share based compensation, operating expenses for the nine months were $865,496, consisting primarily of salaries and benefits, amounts paid under the administrative services arrangement with PM, consulting and professional fees. These costs may increase in future periods as we implement our business plan and expand our business activities.

     Operating expenses include $10,282,000 of share based compensation related to the issuance of stock options. When stock options are issued, we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period. In connection with the merger, we agreed to issue options covering 4,000,000 shares to replace similar options that had previously been issued. We estimate that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345 and the relevant vesting period is nine months. The pro-rata expense amount allocated to this nine month period was the entire amount of $10,185,345 and there is no remaining amount to recognized in future periods. Other options have been issued which increased total expense for the quarter to $10,282,000.

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

Item 4.  Controls and Procedures.

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were changes in our internal control over financial reporting during the quarter ended May 31, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, those changes included the implementation of controls over the revenue recognition cycle and review of joint interest billings from third party operators. Our evaluation of internal controls discussed in the preceding paragraph was conducted after those changes were implemented.

                                     PART II

Item 1.  Legal Proceedings.

            None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ended May 31, 2009, we sold 61,000 units at $3.00 per unit for gross cash proceeds of $183,000. Subsequent to May 31, 2009 we sold 698,333 additional units.

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


                                    SYNERGY RESOURCES CORPORATION

Date:  July 8, 2009
                                    By:  /s/ Edward Holloway
                                        ------------------------------------
                                        Edward Holloway, President and Principal
                                        Executive Officer



Date:  July 8, 2009
                                    By:  /s/ Frank L. Jennings
                                        -----------------------------------
                                        Frank L. Jennings, Principal Financial
                                        and Accounting Officer