Form 10-K
period 2009-08-31
SYNERGY RESOURCES CORP
filed 2009-11-17
CIK 1413507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2009.

                                        OR

   (  )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

Commission file number:  None

                          SYNERGY RESOURCES CORPORATION
                     --------------------------------------
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

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer  [ ]
 (Do not check if a smaller reporting company)    Smaller reporting company  [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):   [ ] Yes     [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on February 28, 2009, as quoted on the OTC Bulletin Board, was approximately $4,540,000.

As of October 31, 2009, the Registrant had 11,998,000 issued and outstanding shares of common stock.

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

      The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

      Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

     o    The success of our exploration and development efforts;
     o    The price of oil and gas;
     o    The worldwide economic situation;
     o    Any change in interest rates or inflation;
     o    The   willingness   and  ability  of  third  parties  to  honor  their
          contractual commitments;
     o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
     o    Our capital costs, as they may be affected by delays or cost overruns;
     o    Our costs of production;
     o Environmental and other regulations, as the same presently exist or may later be amended;
     o    Our   ability  to   identify,   finance  and   integrate   any  future
          acquisitions; and
     o    The volatility of the our stock price.

ITEM 1.  BUSINESS
-----------------

      We were incorporated in Colorado in May 2005 under the name Blue Star Energy, Inc. In December 2007 we changed our name to Brishlin Resources, Inc. Prior to the acquisition of Synergy Resources Corporation we were relatively inactive and our only material asset was one shut-in oil well.


      On September 10, 2008 we acquired approximately 89% of the outstanding shares of Synergy Resources Corporation in exchange for 8,882,500 shares of our common stock and 1,042,500 Series A warrants.

      In contemplation of the acquisition, our shareholders, at a special meeting held on September 8, 2008, approved a 10-for-1 reverse split of our common stock and approved a resolution to change our name to Synergy Resources Corporation. As a result of the reverse stock split, we had 1,038,000 outstanding shares of common stock at the time of the acquisition of Synergy.

      The reverse stock split and name change became effective on the OTC Bulletin Board on September 22, 2008.

      Each of our shareholders at the close of business on September 9, 2008 received one Series A warrant for each post-split share which they owned in the Company on that date. However, the warrants will not be issued until a registration statement covering the warrants, as well as the shares issuable upon the exercise of the warrants, had been declared effective by the Securities and Exchange Commission.

      Effective December 1, 2008 we purchased 1,000,000 shares of our common stock from one of the original Synergy shareholders for $1,000, which was the price at which the shares were sold to the shareholder.

      On December 19, 2008 we acquired the remaining shares of Synergy for 1,077,500 shares of our common stock and 1,017,500 Series A warrants.

      Between December 1, 2008 and June 30, 2009 we sold 1,000,000 units to investors in a private offering at a price of $3.00 per unit. Each unit consisted of two shares of our common stock, one Series A warrant and one Series B warrant. See Item 5 of this report for the terms of the Series A and Series B warrants.

      Synergy Resources was incorporated in Colorado in December 2007. On the date we acquired Synergy, its only asset was approximately $2.2 million in cash that was raised from private investors.

      Unless otherwise indicated all references to us include the operations of Synergy.

      We plan to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects, which, in the opinion of management, are favorable for the production of oil or gas. If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area. We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

     We may also:

     o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

     o    purchase producing oil or gas properties.

     Our activities will primarily be dependent upon available financing.

     We are an oil and gas operator in Colorado.

     Title to properties which may be acquired by us will be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions may be obtained before commencement of drilling operations.

     Our two officers, Ed Holloway and William Scaff, Jr., are currently involved in oil and gas exploration and development. Mr. Holloway and Mr. Scaff, or their affiliates, may present us with opportunities to acquire leases or to participate in drilling oil or gas wells.

      Any transaction between us and Ed Holloway and William E. Scaff, Jr., or any of their affiliates (collectively the "Holloway/Scaff parties") must be approved by a majority of our disinterested directors. In the event the Holloway/Scaff parties are presented with or become aware of any potential transaction which they believe would be of interest to us, they are required to provide us with the right to participate in the transaction. The Holloway/Scaff parties are required to disclose any interest they have in the potential transaction as well as any interest they have in any property which could benefit from our participation in the transaction, such as by our drilling an exploratory well on a lease which is in proximity to leases in which the Holloway/Scaff parties have an interest. Without our consent, the Holloway/Scaff parties may participate up to 25% in a potential transaction on terms which are no different than those offered to us.

      We have a letter agreement with Petroleum Management, LLC, and Petroleum Exploration and Management, LLC, firms controlled by Ed Holloway and William E. Scaff, Jr., which provides us with the option to acquire working interests in oil and gas leases owned by these firms and covering lands on the Denver-Julesburg ("D-J") basin in northeast Colorado. The oil and gas leases cover 640 acres in Weld County, Colorado and, subject to certain conditions, will be transferred to us for payment of $1,000 per net mineral acre. The working interests in the leases we may acquire will vary, but the net revenue interest in the leases, if acquired, will not be less than 75%. The option requires an initial deposit of $100,000, which will be applied against any leases we acquire pursuant to the Letter Agreement. The $100,000 was paid in February 2009. As of October 31, 2009, the $100,000 deposit had been applied to leases acquired from Petroleum Management and Petroleum Exploration and Management.

DRILLING ACTIVITIES, OIL AND GAS PROPERTIES, AND PROVEN RESERVES

      In November 2008, we participated in an auction of oil and gas leases conducted by the State of Colorado. We were awarded leases to 1,600 acres for total consideration of $113,600. The leases have a term of five years. In February, 2009, we participated in an auction of leases conducted by the Bureau of Land Management. We were awarded leases to 2,000 acres for total consideration of $45,000. The leases have a term of ten years. In addition, we acquired several leases in private transactions for approximately $136,000. The leases cover approximately 3,000 acres and have terms ranging from two to five years. As of October 31, 2009, we had interests in oil and gas leases covering 6,670 net acres.

      Pursuant to a option agreement with Petroleum Management, LLC and Petroleum Exploration and Management, LLC in November and December, 2008 we participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP (KM). Both the Gray #25-16 well and the Zabka State #33-15 well hit productive formations at a depth of approximately 7,500 feet. We have a 37.5% working interest (28.125% net revenue interest) in each well and our costs of drilling and completing these wells was approximately $585,000. During the year ended August 31, 2009 these wells produced 1,730 barrels of oil and 4,386 mcf of gas net to our interest.

      In September 2009 we began a seven well drilling program with its first well the Meyer #8 well being drilled to a total depth of 7,580 feet. The well exhibited four strong pay zones with the Codell and Niobrara formations the primary target. We continued to drill the next six wells with similar success. Three of the seven wells also showed a fifth pay zone in the J formation at approximately 8,100 feet. The seven well drilling program was completed in October 2009 with production casing set on all seven wells. These wells will be stimulated and placed in production in November and December 2009. We are the operator for the wells and have a working interest varying from 62.5% to 31.25% (47% to 23% net revenue interest) in the wells.

      During the year ended December 31, 2007, and the eight-month transition period ended August 31, 2008, we did not:

     o    drill or participate in the drilling of any oil or gas wells, or
     o    produce or sell any oil or gas.

      During the year ended August 31, 2009, we drilled or participated in the drilling of the following wells:

                                         Gross           Net
                                         -----           ---
Exploratory Wells:
  Productive:
   Oil                                    --              --
   Gas                                    --              --
 Nonproductive                            --              --

                                         Gross           Net
                                         -----           ---
Development Wells:
  Productive:
   Oil                                     2            0.75
   Gas                                    --              --
  Nonproductive                           --              --

Total Wells:
  Productive:
   Oil                                     2            0.75
   Gas                                    --              --
  Nonproductive                           --              --


      The following table shows, as of October 31, 2009, by state, our producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

             Productive Wells (1)  Developed Acreage   Undeveloped Acreage (1)
      State    Gross        Net    Gross         Net    Gross           Net
      -----    -----        ---    -----         ---    -----           ---

     Colorado     2        0.75     320 (2)    120      4,350          3,990
     Nebraska    --          --      --         --      2,560          2,560

(1) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)  Does not include 160 acres associated with a shut-in gas well.

      The following table shows, as of October 31, 2009 the status of our gross acreage.

      State                   Held by Production     Not Held by Production
      -----                   ------------------     ----------------------

      Colorado                         320                   4,350
      Nebraska                          --                   2,560

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

      We do not own any overriding royalty interests.

      The following table shows our net production of oil and gas, average sales prices and average production costs for the period presented:

                                          Year Ended August 31, 2009
                                          --------------------------
   Production -
      Oil (Bbls)                                     1,730
      Gas (Mcf)                                      4,386
   Average sales price -
      Oil (Bbls)                                    $45.59
      Gas (Mcf)                                     $ 3.48
   Average production costs per
      barrel of oil equivalent (BOE)                $ 4.70


      A barrel of oil equivalent combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

      Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

      We are not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last three fiscal years, we have not had, nor do we now have, any long-term supply or similar agreement with any government or governmental authority.

      Below are estimates of our net Proved Reserves and the present value of estimated future net revenues from such reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No.
69). The standardized measure of discounted future net cash flows is determined by using estimated quantities of Proved Reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is priced at period-end prices, except where fixed and determinable price escalations are provided by contract. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

                                                            August 31, 2009
                                                     --------------------------
                                                     Oil (Bbls)       Gas (Mcf)

      Proved Reserves                                    6,430          25,680
      Estimated future net cash flows from proved
          oil and gas reserves                              $  305,351
      Present value of future net cash flows from
          proved  oil and gas reserves                      $  232,957

      Our Proved Reserves include only those amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of Proved Reserves.

      In general, the volume of production from our gas and oil properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves or conducts successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Accordingly, volumes generated from our future activities are highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

GOVERNMENT REGULATION

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which we plan to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

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

      FERC has pursued policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. We do not know what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

      Our sales of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

COMPETITION AND MARKETING

      We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

      Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. We will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill its wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability expeditiously to drill, complete, recomplete and work-over wells.

      The market for oil and gas is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted, which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Imports of natural gas may adversely affect the market for domestic natural gas.

      The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

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

General
-------

      Our offices are located at 20203 Highway 60, Platteville, CO 80651. The Platteville office telephone number is (970) 737-1073 and its fax number is
(970) 737-1045. We also maintain an office at 1200 17th Street, Suite 570, Denver, CO 80202. The Company's telephone number at the Denver office is (303) 623-3966 and its fax number is (303) 534-0151.

      The Platteville office and equipment yard is provided to us pursuant to an Administrative Services Agreement with Petroleum Management, LLC, a firm controlled by our two officers. For more information concerning this rental arrangement see Item 13 of this report.

      As of October 31, 2009 our only employees were our two officers and a landman.

ITEM 1A.  RISK FACTORS
          ------------

    Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          -------------------------

      Not applicable

ITEM 2.   PROPERTIES
          ----------

      See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

      On February 27, 2008 our common stock began trading on the OTC Bulletin Board under the symbol "BRSH." Prior to that date there was no established trading market for our common stock.

       On September 22, 2008 a 10-for-1 reverse stock split, approved by our shareholders on September 8, 2008, became effective on the OTC Bulletin Board and our trading symbol was changed to "SYRG."

      Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The market quotations for the quarters ended May 31, 2008 and August 31, 2008 have been adjusted to reflect the 10-for-1 reverse stock split referred to above.

      Quarter Ended            High           Low
      -------------            ----           ---

      May 31, 2008             $5.00         $1.50
      August 31, 2008          $3.40         $2.50
      November 30, 2008        $4.75         $3.10
      February 28, 2009        $3.45         $1.25
      May 31, 2009             $1.80         $1.45
      August 31, 2009          $1.80         $1.10

      As of October 31, 2009, we had 11,998,000 outstanding shares of common stock and 130 shareholders.

      Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

        Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

      During the eight months ended August 31, 2008 we did not purchase any of our securities. During this same period no person affiliated with us purchased any of our securities on our behalf. On December 1, 2008 we purchased 1,000,000 shares of our common stock from the Synergy Energy Trust for $1,000, which was the same amount which we received when the shares were sold to the Trust. During the year ended August 31, 2009 we did not purchase any of our securities and no person affiliated with us purchased any of our securities.

Other Shares Which May Be Issued
--------------------------------

      The following table lists additional shares of the our common stock which may be issued as the result of the exercise of outstanding options or warrants:

                                                           Number of     Note
                                                            Shares    Reference
                                                           ---------  ---------

   Shares issuable upon exercise of Series A Warrants
   that were sold to those persons owning shares of
   our common stock prior to the acquisition of Synergy    1,038,000      A

   Shares issuable upon exercise of Series A Warrants
   sold in prior private offering.                         2,060,000      B

   Shares issuable upon exercise of Series A and Series B
   Warrants sold in private offering                       2,000,000      C

   Shares issuable upon exercise of
   Placement Agent Warrants.                                 126,932      C

   Shares issuable upon exercise of options held by
   our officers and an employee.                           4,100,000      D

A. Each shareholder of record on the close of business on September 10, 2008 will receive one Series A warrant for each post-split share which they owned on that date. However, the warrants will not be issued until a registration statement covering the warrants, as well as the shares issuable upon the exercise of the warrants, is declared effective by the Securities and Exchange Commission. Each Series A Warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share.

B. Prior to our acquisition of Synergy, Synergy sold 2,060,000 Units to a group of private investors. Each Unit consisted of one share of Synergy's common stock and one Series A warrant. In connection with the acquisition of Synergy, these Series A warrants were exchanged for 2,060,000 of our Series A warrants. The Series A warrants are identical to the Series A warrants described in Note A above.

C. Between December 1, 2008 and June 30, 2009 we sold 1,000,000 Units at a price of $3.00 per Unit. Each Unit consisted of two shares of our common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share. Each Series B Warrant entitles the holder to purchase one share of our common stock at a price of $10.00 per share.

      In connection with this private offering we agreed to pay the Placement Agent for the offering a commission of 10% of the amount the Placement Agent raised in the offering. We also agreed to issue the Placement Agent one Warrant (the "Placement Agent Warrants") for each five Units sold by the Placement Agent. Each Placement Agent Warrant entitles the holder to purchase one Unit (which Unit was identical to the Units sold in the offering) at a price of $3.60 per Unit. The Placement Agent Warrants expire on the earlier of December 31, 2012 or twenty days following written notification from us that our common stock had a closing bid price at or above $7.00 per share for any ten of twenty consecutive trading days.

D. See Item 11 of this report for information regarding shares issuable upon exercise of options held by our officers and an employee.

      We may sell additional shares of its common stock, warrants, convertible notes or other securities to raise additional capital. We have not yet determined the amount of securities which we may sell, or the price at which the securities may be sold. We do not have any commitments or arrangements from any person to purchase any of our securities and there can be no assurance that we will be successful in selling any additional securities.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We were incorporated in Colorado on May 11, 2005 as Blue Star Energy, Inc. Since our formation we have been relatively inactive. We have never generated any revenue and prior to the acquisition of Synergy Resources Corporation our only material asset was one shut-in oil well.

      On September 10, 2008 we acquired approximately 89% of the outstanding shares of Synergy Resources Corporation in exchange for 8,882,500 shares of our common stock and 1,042,500 Series A warrants.

      On December 19, 2008 we acquired the remaining shares of Synergy for 1,077,500 shares of our common stock and 1,017,500 Series A warrants.

      See Item 5 of this report for information concerning the terms of these warrants.

      Synergy was incorporated in Colorado in December 2007. As of the date of our acquisition of Synergy, Synergy's only material asset was approximately $2.2 million in cash that it raised from private investors.

      Contingent upon the amount of capital available, we plan to explore for oil and gas. We expect that most of our wells will be drilled in the Denver - Julesburg ("D-J") Basin in northeast Colorado.

      Our plan of operation is disclosed in Item 1 of this report. Our future plans will be dependent upon the amount of capital we are able to raise.

       Although from a legal standpoint we acquired a controlling interest in Synergy on September 10, 2008, for financial reporting purposes the acquisition of Synergy constituted a recapitalization, and the acquisition was accounted for as a reverse merger whereby Synergy was deemed to have acquired the Company. As a result, all financial statements for periods after August 31, 2008 reflect the historical operations of Synergy for the period from Synergy's inception (December 28, 2007) through September 10, 2008, and our operations combined with those of Synergy after that date.

      Subsequent to the Synergy acquisition, we changed our fiscal year end from December 31 to August 31.

      Included as part of this report are our audited financial statements as of and for the year ended August 31, 2009 and for the period from inception (December 28, 2007) to August 31, 2008.

      The following discussion analyzes our financial condition at August 31, 2009 and summarizes the results of our operations for the year ended August 31, 2009, and for the period from inception (December 28, 2007) to August 31, 2008. This discussion and analysis should be read in conjunction with our audited financial statements included with this report.

      As a result of the reverse merger and the change in our fiscal year end, any comparison of our operations for the year ended August 31, 2009 with our operations for any previous period are not meaningful.

RESULTS OF OPERATIONS

      We are in the early stages of implementing our business plan. For financial reporting purposes, our inception date was December 28, 2007, the day that Predecessor Synergy was incorporated in the State of Colorado. Although we incorporated in 2007, we did not commence business activities until June 2008. We have been in the exploration stage since inception.

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

      Other than the foregoing, we do not know of any trends, events or uncertainties that will have had or are reasonably expected to have a material impact on our sales, revenues or expenses.

YEAR ENDED AUGUST 31, 2009

      For the year ended August 31, 2009, we reported a net loss of $12,351,873, or $1.14 per share, on revenues of $94,121, compared to a net loss of $193,378, or $0.07 per share for the period ended August 31, 2008. We are an exploration stage company that recently commenced active operations. We expect to report losses until such time, if ever, that we begin to generate significant revenue from oil and gas sales and emerge from the exploration stage.

      For the year ended August 31, 2009, we recorded total oil and gas revenues of $94,121. Our first two wells were completed and placed into production during the year. Oil and gas sales are summarized in the following table:

                                      Oil        Gas        Total
                                      Bbls       Mcf         BOE
                                      ----       ---        -----

            Production volumes        1,730     4,386       2,461

            Revenues                $78,872   $15,249     $94,121

            Average sales price     $ 45.59   $  3.48     $ 38.25

      Barrels of oil equivalent ("boe") are calculated using a conversion factor of 6 mcf to 1 bbl.

      We do not currently engage in any commodity hedging activities, although we may do so in the future.

      Operating expenses for the year ended August 31, 2009 were $12,462,847, most of which was share-based compensation ($10,296,521). Excluding share based compensation, operating expenses for the year were $2,166,326, consisting primarily of expenses related directly to the oil and gas properties, salaries and benefits, amounts paid under the administrative services arrangement with Petroleum Management LLC, consulting and professional fees. In addition, and as discussed below, $945,079 of impairment is included in operating expenses. These costs may increase in future periods as we implement our business plan and expand our business activities.

      Lease operating expenses were $11,572 for the year ended August 31. 2009. On a per unit basis, lease operating expenses were $4.70 per boe.

      Depreciation, depletion, and amortization for the year ended August 31, 2009 was $97,309. Our depletion rate for the period was 18.7%. As an exploration stage company, our depletion rate is subject to significant fluctuation.

      We use the full cost accounting method, which requires recognition of an impairment when the total capitalized costs of oil and gas properties exceed the "ceiling" amount, as defined in the full cost accounting literature. During 2009, we recorded $945,079 of impairment because our capitalized costs subject to the ceiling test exceeded the estimated future net revenues from proved reserves discounted at 10% plus the lower of cost or market value of unevaluated properties. We perform the ceiling test each quarter and further impairments may be recognized in future periods.

      Operating expenses for the year ended August 31, 2009 include $10,296,521 of share-based compensation related to the issuance of stock options. When stock options are issued, we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period. In connection with the merger, we agreed to issue options covering 4,000,000 shares to replace similar options that had previously been issued. We estimate that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345 and all of the options vested during the year ended August 31, 2009. Accordingly, the expense amount allocated to the year ended August 31, 2009 was the entire $10,296,521 and there is no remaining amount to be recognized in future periods. During the year ended August 31, 2009, we also recognized a pro-rata portion of the fair value of outstanding options which will vest over multiple reporting periods.

PERIOD FROM INCEPTION (DECEMBER 28, 2007) TO AUGUST 31, 2008

      For the period from inception (December 28, 2007) to August 31, 2008, we recorded a net loss of $193,378, or $0.07 per share. As discussed below, we recorded no revenues other than interest income for the period and operating expenses were incurred to develop our business plan.

      Although we incorporated on December 28, 2007, we were dormant until June, 2008, when we commenced development of our business plan including activities which resulted in the transaction on September 10, 2008. Operating expenses for the period ended August 31, 2008 were $196,271, consisting primarily of salaries and benefits, amounts paid under an administrative services arrangement with an affiliate, Petroleum Management, LLC, professional fees and share-based compensation.

      On June 11, 2008, we entered into two-year employment agreements with our two executive officers. Pursuant to the terms of those agreements, the salaries of William E. Scaff, Jr. and Ed Holloway are each $12,500 per month.

      Petroleum Management, LLC ("PM") provides us with various administrative services. For the period ended August 31, 2008, we recorded expenses of $53,333 under the administrative services agreement.

      Operating expenses include $28,200 of share-based compensation related to the issuance of stock options. When stock options are issued, we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period.

      During the period ended August 31, 2008, stock options were granted to purchase 4,000,000 shares of common stock. Effective June 11, 2008, options covering 2,000,000 shares were issued to our executive officers at an exercise price of $10.00 and a term of five years. These options became fully vested in

June, 2009. The fair value of these options was determined to be nil. Effective June 30, 2008, options covering an additional 2,000,000 shares were granted to our executive officers at an exercise price of $1.00 and a term of five years. These options became fully vested in June, 2009. Based upon a fair value calculation, these options were determined to have a value of $127,000. Stock option compensation expense of $28,200 was recorded for the period ended August 31, 2008, based on an allocation of the fair value over the vesting period.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 31, 2009, our balance of cash and equivalents was $2,854,659, an increase of $562,318 compared to the balance of $2,292,341 as of August 31, 2008. Our working capital balance at August 31, 2009 was $1,116,283, consisting of current assets of $2,960,407 and current liabilities of $1,844,124.

      Our sources and (uses) of funds for the year ended August 31, 2009, and the period from inception (December 28, 2007) to August 31, 2008, are shown below:
                                                                  Inception
                                            Year Ended       (December 28, 2007)
                                          August 31, 2009    to August 31, 2008
                                          ---------------   -------------------

Cash used in operations                       $(493,454)          $(139,264)
Acquisition of oil and gas properties
    and equipment                            (2,690,720)                 --
Option on oil and gas properties               (100,000)                 --
Deposit                                         (85,000)                 --
Bank loan                                     1,161,811                  --
Proceeds from sale of common stock, net
    of offering costs                         2,766,694           2,431,605
Other                                             3,987                  --

      Net cash provided by financing activities was $3,927,505 for the year ended August 31, 2009. Net cash proceeds from common stock transactions were $2,765,694, after deducting offering costs. Between December 1, 2008 and June 30, 2009 we sold 1,000,000 units to investors in a private offering at a price of $3.00 per unit. Each unit consisted of two shares of our common stock, one Series A warrant and one Series B warrant.

      See Item 5 of this report for information concerning the terms of the Series A and Series B warrants.

      In May, 2009 we entered into a loan agreement with a commercial bank which allows us to borrow up to $1,161,811. The loan is collateralized primarily by pipe used to drill and complete oil and gas wells. The maximum amount we are allowed to borrow is reduced by the use or sale of the pipe acquired with the borrowed funds. The loan bears interest at the prime rate plus 1/2%, payable quarterly. The loan maturity date is May 8, 2010.

      Net cash used in investing activities was $2,871,733, primarily for the acquisition of oil and gas properties. Pursuant to a option agreement with Petroleum Management, LLC and Petroleum Exploration and Management, LLC in November and December, 2008 we participated in two wells drilled by Kerr-McGee Oil & Gas Onshore LP (KM). Both the Gray #25-16 well and the Zabka State #33-15 well hit productive formations at a depth of approximately 7,500 feet. We have a 37.5% working interest (28.125% net revenue interest) in each well and our costs of drilling and completing these wells was approximately $585,000. During the year ended August 31, 2009 these wells produced 1,730 barrels of oil and 4,386 mcf of gas net to our interest.

      In September 2009 we began a seven well drilling program. The drilling program was completed in October 2009 with production casing set on all seven wells. The wells will be stimulated and placed in production in November and December 2009. We are the operator for the wells and have a working interest varying from 62.5% to 31.25% (47% to 23% net revenue interest) in the wells. We estimate that our share of the well costs for the program will approximate $2,200,000.

     As of October 31, 2009 our operating expenses were approximately $95,000 per month which amount includes salaries and other corporate overhead. Our capital requirements for the next twelve months include participation in 35 gross wells (in which our interest will approximate 28 net wells) and various other projects for total costs of approximately $15,000,000 to $18,000,000. As our capital expenditure plans exceed our capital resources, we plan to seek additional funding. Our capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

      It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

      A decline in oil and gas prices (i) will reduce our cash flow which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

      We plan to generate profits by drilling productive oil or gas wells. However, we will need to raise the funds required to drill new wells through the sale of its securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled by us may not be productive of oil or gas.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations as of August 31, 2009:

                                         Total            2010

            Bank loan payable         $1,161,811     $1,161,811
            Service contracts          1,051,000      1,051,000
                                   ------------- --------------
                                    $  2,213,000  $   2,213,000
                                    ============  =============


OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          ----------------------------------------------------------

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     See the financial statements and accompanying notes included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------

     Not applicable

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES
                    -----------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Ed Holloway, our Principal Executive Officer and Frank L. Jennings, our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

       Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2009.

      There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

      This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report on internal control in this report.

ITEM 9B.  OTHER INFORMATION
          -----------------

      None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Our officers and directors are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our directors and serve at their discretion.

Name                    Age  Position
----                    ---  --------

Edward Holloway          57  President, Chief Executive Officer and a Director
William E. Scaff, Jr.    52  Vice President, Secretary, Treasurer and a Director
Frank L. Jennings        58  Principal Financial and Accounting Officer
Benjamin J. Barton       44  Director
Rick A. Wilber           61  Director
Raymond E. McElhaney     53  Director
Bill M. Conrad           53  Director
R.W. Noffsinger, III     35  Director

     The principal occupations of our officers and directors during the past several years are as follows:

Edward Holloway - Mr. Holloway has been an officer and director since September 2008. Mr. Holloway has been an officer and director of Synergy since June 2008. Mr. Holloway co-founded Cache Exploration Inc., an oil and gas exploration and development company that drilled over 350 wells. In 1987 Mr. Holloway sold the assets of Cache Exploraton to LYCO Energy Corporation. He rebuilt Cache Exploration and sold the entire company to Southwest Energy a decade later. In 1997 Mr. Holloway co-founded, and since that date has co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001 Mr. Holloway co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Holloway holds a degree in Business Finance from the University of Northern Colorado and is a past president of the Colorado Oil & Gas Association.

William E. Scaff, Jr. - Mr. Scaff has been an officer and director since September 2008. Mr. Scaff has been an officer and director of Synergy since June 2008. Between 1980 and 1990 Mr. Scaff oversaw financial and credit transactions for Dresser Industries, a Fortune 50 oilfield equipment company. Immediately after serving as a regional manager with TOTAL Petroleum between 1990 and 1997, Mr. Scaff co-founded, and since that date co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001 Mr. Scaff co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Scaff holds a degree in Finance from the University of Colorado.

Frank L. Jennings - Mr. Jennings has been our Principal Financial and Accounting Officer since June 2007. Since 2001 Mr. Jennings has been an independent consultant providing managing and financial services, primarily to smaller public companies. From 2000 to 2005, he served as the Chief Financial Officer and a director of Global Casinos, Inc., a publicly traded corporation, and from 2001 to 2005, he served as Chief Financial Officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., also a publicly traded corporation.

Benjamin J. Barton - Mr. Barton has been one of our directors since September 2008. Mr. Barton has been a director of Synergy since June 2008. Between 2003 and 2005 Mr. Barton was a private wealth manager with Merrill Lynch. Since 1986 Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005 Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in energy companies. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

Rick A. Wilber - Mr. Wilber has been one of our directors since September 2008. Since 1984 Mr. Wilber has been a private investor in, and a consultant to, numerous development state companies. In 1974 Mr. Wilber was co-founder of Champs Sporting Goods, a retail sporting goods chain, and served as its President from 1974-1984. He has been a Director of Ultimate Software Group Inc. since October 2002 and serves as a member of its audit and compensation committees. Mr. Wilber was a director of Ultimate Software Group between October 1997 and May 2000. He served as a director of Royce Laboratories, Inc., a pharmaceutical concern, from 1990 until it was sold to Watson Pharmaceuticals, Inc. in April 1997 and was a member of its compensation committee.

Raymond E. McElhaney - Mr. McElhaney has been one of our directors since May 2005, and prior to the acquisition of Synergy was our President and Chief Executive Officer. Mr. McElhaney began his career in the oil and gas industry in 1983 as founder and President of Spartan Petroleum and Exploration, Inc. Mr. McElhaney also served as a chairman and secretary of Wyoming Oil & Minerals, Inc., a publicly traded corporation, from February 2002 until 2005. From 2000 to 2003 he served as vice president and secretary of New Frontier Energy, Inc., a publicly traded corporation. McElhaney is a co-founder of MCM Capital Management Inc., a privately held financial management and consulting company formed in 1990, and has served as its president of that company since inception.

Bill M. Conrad - Mr. Conrad has been one of our directors since May 2005, and prior to the acquisition of Synergy was our Vice President and Secretary. Mr. Conrad has been involved in several aspects of the oil & gas industry over the past 20 years. From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc. Since June 2006, Mr. Conrad has served as a director of Gold Resource Corporation, a publicly traded corporation engaged in the mining industry. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as its vice president since that time.

R.W. "Bud" Noffsinger, III - Mr. Noffsinger was appointed as one of our directors in September 2009. Mr. Noffsinger has been the President/ CEO of RWN3 LLC, a company involved with investment securities, since February 2009. Previously, Mr. Noffsinger was the President (2005 to 2009) and Chief Credit Officer (2008 to 2009) of First Western Trust Bank in Fort Collins, Colorado. Prior to his association with First Western, Mr. Noffsinger was a manager with Centennial Bank of the West (now Guaranty Bank and Trust). Mr. Noffsinger's focus at Centennial was client development and lending in the areas of commercial real estate, agriculture and natural resources. Mr. Noffsinger is a graduate of the University of Wyoming and holds a Bachelor of Science degree in Economics with an emphasis on natural resources and environmental economics.

      We do not have a compensation committee. Our Board of Directors serves as our Audit Committee. With the exception of Mr. Noffsinger none of our directors are independent as that term is defined Section 803.A of the NYSE Amex. William
E. Scaff, Jr. acts as the financial expert for the Board of Directors.

      We have adopted a Code of Ethics applicable to our senior executive and financial officers.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      The following table shows the compensation paid or accrued to our Principal Executive and Financial officers during the year ended August 31, 2009 and the years ended December 31, 2008 and 2007. During the periods shown two of our officers received compensation in excess of $100,000.


                                                 Stock      Option    All Other
Name and Principal            Salary    Bonus    Awards     Awards   Compensation
 Position            Period     (1)      (2)      (3)        (4)         (5)           Total
------------------   ------   -------   -----    ------     ------   ------------      -----

Ed Holloway,           2009  $150,000     --        --   $5,092,672          --    $5,242,672
 Principal Executive
 Officer (6)

William E. Scaff, Jr.  2009  $150,000     --        --   $5,092,672          --    $5,242,672
 Vice President,
 Secretary and
 Treasurer

Frank L. Jennings,     2009  $ 63,716     --        --           --           --   $   63,716
 Principal Financial   2008        --     --        --           --     $  6,778   $    6,778
 Officer               2007        --     --        --           --     $  9,900   $    9,900


(1)  The dollar value of base salary (cash and non-cash) earned.
(2)  The dollar value of bonus (cash and non-cash) earned.
(3) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(4) The fair value of options granted computed in accordance with FAS 123R on the date of grant.
(5) All other compensation received that we could not properly report in any other column of the table.
(6) Mr. Holloway and Mr. Scaff became officers in September 2008. Mr. McElhaney resigned as our Principal Executive Officer in September 2008. Mr. McElhaney remains as one of our directors.

      The compensation to be paid to our two executive officers is based upon their employment agreements, which are described below. All material elements of the compensation paid to these officers is discussed below.

      We have employee agreements with Ed Holloway and William E. Scaff Jr. Each employment agreement provides that the employee will be paid a monthly salary of $12,500 and requires the employee to devote approximately 80% of his time to our business. The employment agreements expire on June 11, 2010 but may be terminated sooner by us as a result of the employee's disability or for cause. For purposes of the employment agreements, "cause" is defined as:

          (i)  the conviction of the employee of any crime or offense involving, or of fraud or moral turpitude, which significantly harms us;
          (ii) the refusal of the  employee to follow the lawful  directions  of our Board of Directors;
         (iii) the employee's negligence which shows a reckless or willful disregard for reasonable business practices and significantly harms us; or
          (iv) a breach of the employment agreement by the employee.

      We had a consulting agreement with Ray McElhaney and Bill Conrad which provided that Mr. McElhaney and Mr. Conrad would render, on a part-time basis, consulting services pertaining to corporate acquisitions and development. For these services, Mr. McElhaney and Mr. Conrad were paid a monthly consulting fee of $5,000. The consulting agreement expired on September 15, 2009.

      Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

      Compensation of Directors. We did not compensate any person for acting as a director during the year ended August 31, 2009.

Stock Option and Bonus Plan
---------------------------

      We have a stock option and stock bonus plan. A summary description of the plan follows.

      Non-Qualified Stock Option Plan. Our Non-Qualified Stock Option Plan authorizes the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plan. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with promoting our stock or the sale of securities in a capital-raising transaction. The option exercise price is determined by our directors.

      Stock Bonus Plan. Our Stock Bonus Plan allows for the issuance of shares of common stock to our employees, directors, officers, consultants and advisors. However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with promoting our stock or the sale of securities in a capital-raising transaction.

      Summary. The following is a summary of options granted or shares issued pursuant to the Plans as of October 31, 2009. Each option represents the right to purchase one share of our common stock.

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

Options
-------

      In connection with the acquisition of Synergy, we issued options to the persons shown below in exchange for options previously issued by Synergy. The terms of the options we issued are identical to the terms of the Synergy options. The options were not granted pursuant to our Non-Qualified Stock Option Plan. As of October 31, 2009 none of these options have been exercised.

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

      The following table shows information concerning our outstanding options as of October 31, 2009.

                       Shares underlying unexercised
                            Option which are:
                       -----------------------------
                        Exercise      Expiration
Name                    Exercisable   Unexercisable     Price           Date
----                    -----------   -------------    --------      ----------

Ed Holloway              1,000,000             --       $  1.00        6-11-13
William E. Scaff, Jr.    1,000,000             --       $  1.00        6-11-13
Ed Holloway              1,000,000             --       $ 10.00        6-11-13
William E. Scaff, Jr.    1,000,000             --       $ 10.00        6-11-13
Employee                       --         100,000 (1)   $  3.00       12-31-18


(1) Options were issued pursuant to Non-Qualified Stock Option Plan in December 2008.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of August 31, 2009. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.


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
                                  of Outstanding   of Outstanding   Excluding Securities
Plan category                       Options (a)        Options      Reflected in Column (a)
-------------------------------------------------------------------------------------------

Non-Qualified Stock Option Plan        100,000           $3.00             1,900,000\

Transactions with Related Parties and Recent Sales of Unregistered Securities.
------------------------------------------------------------------------------

     Prior to our acquisition of Synergy, Synergy made the following sales of its securities:

Name                         Shares      Series A Warrants    Consideration
----                         ------      -----------------    -------------

Ed Holloway (1)            2,070,000                          $2,070
William E. Scaff, Jr. (1)  2,070,000                          $2,070
Benjamin Barton (1)          600,000                          $   600
John Staiano (1)             600,000                          $   600
Synergy Energy Trust       1,900,000 (2)                      $1,900
Third Parties                660,000                          $   660
Private Investors          1,000,000          1,000,000       $1.00 per Unit (3)
Private Investors          1,060,000          1,060,000       $1.50 per Unit (3)
                          ----------        -----------
                           9,960,000         2,060,000
                          ==========        ===========

(1)  Shares are held of record by entities controlled by this person.

(2) In December 2008 we repurchased 1,000,000 shares from the Synergy Energy Trust.

(3) Shares and warrants were sold as units, with each unit consisting of one share of our common stock and one Series A Warrant.

      In connection with our acquisition of Synergy, the 9,960,000 shares of Synergy, plus the 2,060,000 Series A warrants, were exchanged for 9,960,000 shares of our common stock, plus 2,060,000 Series A warrants.

      In contemplation of the acquisition of Synergy, our directors declared a dividend of Series A warrants. The dividend provided that each person owning our shares at the close of business on September 9, 2008 will receive one Series A warrant for each post-split share which they owned on that date. Mr. McElhaney and Mr. Conrad, due to their ownership of our common stock on September 9, 2008, will receive 271,000 and 247,000 Series A warrants, respectively.

      Between December 1, 2008 and June 30, 2009 we sold 1,000,000 units at a price of $3.00 per unit. Each unit consists of two shares of our common stock, one Series A Warrant and one Series B Warrant.

      Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share. The Series A warrants expire on the earlier of December 31, 2012 or twenty days following written notification from us that our common stock had a closing bid price at or above $7.00 for any ten of twenty consecutive trading days.

      Each Series B warrant entitles the holder to purchase one share of our common stock at a price of $10.00 per share. The Series B warrants expire on the earlier of December 31, 2012 or twenty days following written notification from us that our common stock had a closing bid price at or above $12.00 for any ten of twenty consecutive trading days.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows, as of October 31, 2009, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                               Number           Percent
Name                                         of Shares (1)      of Class
----                                         -------------      --------

Ed Holloway                                  4,070,000 (2)        33.9%
William E. Scaff, Jr.                        4,070,000 (3)        33.9%
Frank L. Jennings                                4,000              Nil
Benjamin Barton                                600,000 (4)         5.0%

                                               Number           Percent
Name                                         of Shares (1)      of Class
----                                         -------------      --------

Rick A. Wilber                                  376,429            3.1%
Raymond E. McElhaney                            212,000            1.8%
Bill M. Conrad                                  227,000            1.0%
R.W. Noffsinger, III                            250,000            2.1%
John Staiano                                    600,000 (5)        5.0%
Steven Meyer                                    672,666            5.6%
All officers and directors
 as a group (8 persons).                      9,809,429           81.8%


(1) Share ownership includes shares issuable upon the exercise of options held by the persons listed below.

                             Share Issuable      Option
                             Upon Exercise      Exercise       Expiration
     Name                       of Options        Price            Date
     ----                    -----------------  ----------    ----------

     Ed Holloway                 1,000,000        $ 1.00        6-11-13
     Ed Hollway                  1,000,000        $10.00        6-11-13
     William E. Scaff, Jr.       1,000,000        $ 1.00        6-11-13
     William E. Scaff, Jr.       1,000,000        $10.00        6-11-13

(2) Shares are held of record by various trusts and limited liability companies controlled by Mr. Holloway.

(3) Shares are held of record by various trusts and limited liability companies controlled by Mr. Scaff.

(4)  Shares are held of record by a partnership controlled by Mr. Barton.

(5) Shares are held of record by a trust and a limited liability company controlled by Mr. Staiano.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to the terms of an Administrative Services Agreement with Petroleum Management, LLC, Petroleum Management provides us with office space and equipment storage in Platteville, Colorado, as well as secretarial, word processing, telephone, fax, email and related services for a fee of $20,000 per month. Either party may terminate the Administrative Service Agreement upon 30-days notice. Petroleum Management is controlled by Ed Holloway and William E. Scaff, Jr.

      See Item 1 of this report for information concerning:

     o an agreement with Ed Holloway and William E. Scaff, Jr. concerning potential conflicts of interest concerning the acquisition of oil and gas properties; and

     o an agreement with Petroleum Management, LLC regarding the potential acquisition of oil and gas properties.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

      Stark Winter Schenkein & Co., LLP served as our auditors for the year ended December 31, 2007, the eight month period ended August 31, 2008, and the year ended August 31, 2009. The following table shows the aggregate fees billed to us for these periods by Stark Winter Schenkein & Co., LLP:

                                             Eight Month
                            Year Ended       Period Ended        Year Ended
                          August 31, 2009   August 31, 2008  December 31,2007
                          ---------------   ---------------  ----------------

Audit Fees                    $53,620          $18,500           $17,300
Audit-Related Fees           $  1,688               --                --
Tax Fees                     $  5,700        $   2,100          $  1,500
All Other Fees                     --               --                --

      Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financials statements included in our 10-Q and 10-K reports. Audit-related fees represent amounts billed for the review of our registration statement on Form S-1. Before Stark Winter Schenkein was engaged by us to render audit or non-audit services, the engagement was approved by our directors. Our Directors are of the opinion that any Audit Related Fees charged by Stark Winter Schenkein are consistent with Stark Winter Schenkein maintaining its independence from us.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits                                        Page Number
--------                                        -----------

3.1.1 Articles of Incorporation                      (1)

3.1.2 Amendment to Articles of Incorporation

3.1.2 Bylaws                                         (1)
10.1  Employment Agreement with Ed Holloway          (2)

10.2  Employment Agreement with William E.
      Scaff, Jr.                                     (2)

10.3  Administrative Services Agreement              (2)

10.4  Agreement regarding Conflicting Interest
      Transactions                                   (2)

Exhibits                                        Page Number
--------                                        -----------

10.5  Letter agreement regarding acquisition of
      oil and gas properties from Petroleum
      Management                                     (2)

14. Code of Ethics (2)

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications


(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2, File #333-146561.
(2) Incorporated by reference to the same exhibit filed with our report on Form 10-K filed January 28, 2008.


ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

  Index to Financial Statements:                                              1

  Report of Independent Registered Public Accounting Firm                     2

  Balance Sheets at August 31, 2009 and 2008                                  3

  Statements of Operations for the year ended August 31, 2009, the period from Inception (December 28, 2007) to August 31, 2008, and for the period from Inception (December 28, 2007) to
  August 31, 2009                                                             4

  Statements of Changes in Shareholders' Equity for the period
  from Inception (December 28, 2007) to August 31, 2009                       5

  Statements of Cash Flows for the year ended August 31, 2009, the period from Inception (December 28, 2007) to August 31, 2008, and for the period from Inception (December 28, 2007) to
  August 31, 2009                                                             6

  Notes to Financial Statements                                               7

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                       August 31,   August 31,
                                                          2009        2008
                                                       ----------   ----------

                         ASSETS

Current assets:
 Cash and cash equivalents                             $2,854,659   $2,292,341
 Accounts receivable                                       84,643            -
 Other current assets                                      21,105       27,412
                                                      ------------ ------------
       Total current assets                             2,960,407    2,319,753
                                                      ------------ ------------

Property and equipment, at cost:
 Oil and gas properties, full cost method, net          1,786,120            -
 Other property and equipment, net                          1,041            -
                                                      ------------ ------------
       Property and equipment, net                      1,787,161            -
                                                      ------------ ------------
Other assets:
 Option to acquire mineral interests - related party            -            -
 Performance assurance deposit                             85,000            -
 Deferred offering costs                                        -            -
                                                      ------------ ------------
        Total other assets                                 85,000            -
                                                      ------------ ------------
        Total assets                                  $ 4,832,568  $ 2,319,753
                                                      ============ ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $   622,734  $    12,473
 Accrued taxes and expenses                                45,379       40,853
 Bank loan payable                                      1,161,811            -
 Accrued interest                                          14,200            -
                                                      ------------ ------------
      Total current liabilities                         1,844,124       53,326
                                                      ------------ ------------
Shareholders' equity:
 Preferred stock - $0.01 par value, 10,000,000
 shares authorized:
  no shares issued and outstanding                              -            -
 CCommon stock - $0.001 par value, 100,000,000
 shares authorized:
  11,998,000 and 9,943,571shares issued and
  outstanding at August 31, 2009 and 2008,
  respectively                                             11,998        9,944
 Additional paid-in capital                            15,521,697    2,477,511
 Stock subscriptions receivable                                 -      (27,650)
 (Deficit) accumulated during the exploration stage   (12,545,251)    (193,378)
                                                      ------------ ------------
       Total shareholders' equity                       2,988,444    2,266,427
                                                      ------------ ------------
       Total liabilities and shareholders' equity     $ 4,832,568  $ 2,319,753
                                                      ============ ============

The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                       for the year ended August 31, 2009,
      for the period from Inception (December 28, 2007) to August 31, 2008, and for the period from Inception (December 28, 2007) to August 31, 2009

                                                     Inception      Inception
                                          Year      (December 28,  (December 28,
                                          Ended       2007) to       2007) to
                                        August 31,   August 31,     August 31,
                                           2009         2008           2009
                                        ----------  ------------   ------------

Oil and gas revenues                    $  94,121    $       -      $  94,121
                                        ----------   ----------     ----------
Expenses:
 Lease operating expenses                  11,572            -         11,572
 Depreciation, depletion, and
   amortization                            97,309            -         97,309
 Impairment of oil and gas properties     945,079            -        945,079
 Administrative services contract -
   related party                          240,000       53,333        293,333
 Salaries and payroll taxes               436,667       72,382        509,049
 Consulting fees - related party          120,000            -        120,000
 Professional fees                        223,214       41,098        264,312
 Insurance                                 43,101            -         43,101
 Share based compensation - stock
   options granted                     10,296,521       28,200     10,324,721
 All other general and administrative      49,384        1,258         50,642
                                        ----------   ----------     ----------
      Total expenses                   12,462,847      196,271     12,659,118
                                        ----------   ----------     ----------

Operating (loss)                      (12,368,726)    (196,271)   (12,564,997)

    Interest income                        16,853        2,893         19,746
                                        ----------   ----------     ----------

(Loss) before taxes                   (12,351,873)    (193,378)    (12,545,251)

Provision for income taxes                      -            -               -
                                        ----------   ----------     ----------
Net (loss)                           $(12,351,873)   $(193,378)  $(12,545,251)
                                     =============   ==========  =============

Net (loss) per common share:
     Basic and Diluted               $      (1.14)   $   (0.07)
                                     =============   ==========

Weighted average shares outstanding:
     Basic and Diluted                 10,831,053    2,892,700
                                     =============   ==========

The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                       for the year ended August 31, 2009,
      for the period from Inception (December 28, 2007) to August 31, 2008, and for the period from Inception (December 28, 2007) to August 31, 2009


                                                     Year             Inception               Inception
                                                    Ended       (December 28, 2007) to  (December 28, 2007) to
                                               August 31, 2009     August 31, 2008         August 31, 2009
                                               ---------------  ----------------------  ----------------------

 Cash flows from operating activities:
  Net (loss)                                    $ (12,351,873)      $    (193,378)          $ (12,545,251)
                                                --------------      --------------          --------------
  Adjustments to reconcile net (loss)
   to net cash (used in) operating activities:
   Share based compensation                        10,296,521              28,200              10,324,721
   Depreciation, depletion and amortization            97,605                   -                  97,605
   Impairment of oil and gas properties               945,079                   -                 945,079
  Changes in operating assets and liabilities
   (Increase) in accounts receivable                  (84,643)                  -                 (84,643)
   Decrease (Increase) in other current assets          6,307             (27,412)                (21,105)
   Increase in accounts payable                       610,261              12,473                 622,734
   Increase in accrued taxes and expenses               4,526              40,853                  45,379
   Increase in accrued interest                        14,200                   -                  14,200
   Effect of merger on operating assets
    (liabilities)                                     (31,437)                  -                 (31,437)
                                                --------------      --------------          --------------
  Total adjustments                                11,858,419              54,114              11,912,533
                                                --------------      --------------          --------------
  Net cash (used in) operating activities            (493,454)           (139,264)               (632,718)
                                                --------------      --------------          --------------
Cash flows from investing activities:
 Acquisition of property and equipment             (2,690,720)                  -              (2,690,720)
 Option to acquire mineral interests -
  related party                                      (100,000)                  -                (100,000)
 Performance assurance deposit                        (85,000)                  -                 (85,000)
 Cash acquired in merger                                3,987                   -                   3,987
                                                --------------      --------------          --------------
  Net cash (used in) investing activities          (2,871,733)                  -              (2,871,733)
                                                --------------      --------------          --------------
Cash flows from financing activities:
 Proceeds from bank loan payable                    1,161,811                   -               1,161,811
 Cash proceeds from sale of stock                   3,052,294           2,545,605               5,597,899
 Offering costs                                      (285,600)           (114,000)               (399,600)
 Repurchase of shares                                  (1,000)                  -                  (1,000)
                                                --------------      --------------          --------------
  Net cash provided by  financing activities        3,927,505           2,431,605               6,359,110
                                                --------------      --------------          --------------
Net increase (decrease) in cash and
 equivalents                                          562,318           2,292,341               2,854,659

Cash and equivalents at beginning of period         2,292,341                   -                       -
                                                --------------      --------------          --------------
Cash and equivalents at end of period           $   2,854,659       $   2,292,341           $   2,854,659
                                                ==============      ==============          ==============
Supplemental Cash Flow Information:
 Interest paid                                  $       5,325       $           -           $       5,325
                                                ==============      ==============          ==============
 Income taxes paid                              $           -       $           -           $           -
                                                ==============      ==============          ==============
Non-cash investing and financing activities:
 Net assets acquired in merger                  $      11,675       $           -           $      11,675
                                                ==============      ==============          ==============

The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the
          period from Inception (December 28, 2007) to August 31, 2009


                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                   Number of               Additional      Stock        During          Total
                                                     Common       Common    Paid - In  Subscriptions Exploration    Shareholders'
                                                     Shares        Stock     Capital     Receivable      Stage          Equity
                                                   ---------      ------   ----------  ------------- ------------   -------------

Balance at Inception, December 28, 2007                    -     $      -  $       -     $       -    $       -       $       -

Founders' shares issued effective June 11, 2008    7,900,000        7,900          -        (7,900)           -               -

Shares issued for cash at $1.00 per share
 pursuant to June 20, 2008 offering memorandum     1,000,000        1,000    999,000       (19,750)           -         980,250

Share based compensation                                   -            -     28,200             -            -          28,200

Shares issued for cash at $1.50 per share
 pursuant to July 16, 2008 offering memorandum     1,043,571        1,044  1,564,311             -            -       1,565,355

Offering costs                                                              (114,000)                                  (114,000)

Net (loss)                                                 -            -          -             -     (193,378)       (193,378)
                                                  -----------  ----------- -----------  -----------  -----------     -----------
Balance, August 31, 2008                           9,943,571        9,944   2,477,511      (27,650)    (193,378)      2,266,427

Stock subscription received                                -            -           -       27,650            -          27,650

Shares issued for net assets of Brishlin
 pursuant to September 10, 2008 Exchange
 Agreement                                         1,038,000        1,038      10,637            -            -          11,675

Stock options exchanged pursuant
 to September 10, 2008 Exchange Agreement                  -            -   10,185,345           -            -      10,185,345

Shares issued for cash at $1.50 per share
 pursuant to July 16, 2008 offering memorandum        16,429           16      24,628            -            -          24,644

Shares issued for cash at two shares for $3.00
 pursuant to December 1, 2008 offering memorandum  2,000,000        2,000   2,998,000            -            -       3,000,000

Offering costs                                             -            -    (285,600)           -            -        (285,600)

Repurchase of Founder's shares at $.001           (1,000,000)      (1,000)          -            -            -          (1,000)

Share based compensation                                   -            -     111,176            -            -         111,176

Net (loss)                                                 -            -           -            -   (12,351,873)   (12,351,873)
                                                  -----------  ----------- -----------  -----------  -----------     -----------
Balance, August 31, 2009                          11,998,000   $   11,998  $15,521,697  $        -  $(12,545,251)  $  2,988,444
                                                  ===========  =========== ===========  =========== =============  =============

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

1.     Summary of Significant Accounting Policies

     Basis of Presentation: Synergy Resources Corporation (the "Company") represents the result of a merger transaction on September 10, 2008 between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. In conjunction with the transaction, Predecessor Brishlin changed its name to Synergy Resources Corporation. The Company was organized under the laws of the State of Colorado and for accounting purposes, the inception date is deemed to be December 28, 2007, the day that Predecessor Synergy was organized. The Company is in its exploration stage and is engaged in oil and gas acquisitions, exploration, development and production activities, primarily in the area known as the Denver-Julesburg Basin. The Company has adopted August 31st as the end of its fiscal year.

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

     Immediately prior to the transaction, Predecessor Brishlin completed a one-for-ten reverse stock split of its outstanding common stock. All share and per share data presented in the accompanying financial statements have been retroactively restated to reflect the reverse stock split.

     In anticipation of the merger transaction, Predecessor Brishlin declared a dividend to its shareholders of record as of August 28, 2008, consisting of one Series A warrant for each common share held.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

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

      Selected Financial Data:
      ------------------------

          Cash                                $   3,987
          Current assets                          5,129
          Oil and gas assets                     39,125
          Current liabilities                    33,907
          Net assets                           $ 11,675

      Financial information for all periods subsequent to September 10, 2008 includes the consolidated assets, liabilities and activities of both companies. Historical financial information for periods prior to September 10, 2008, presented for comparative purposes, includes only Predecessor Synergy.

      Condensed pro-forma information assuming that the transaction occurred on September 1, 2008 (beginning of fiscal year for the Company) has not been presented. As Predecessor Brishlin had substantially reduced its operations prior to the transaction, there is no material difference between the information presented in the accompanying financial statements and the pro-forma information.

      Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net loss, accumulated deficit, or net assets.

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

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

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

      Oil and Gas Reserves: The determination of depreciation, depletion and amortization expense, as well as ceiling test write-downs related to the recorded value of the Company's oil and natural gas properties, will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves

      Major Customer and Operating Region: The Company operates exclusively within the United States. Except for cash investments, all of the Company's assets are employed in, and all of its revenues are derived from, the oil and gas industry. For the year ended August 31, 2009, all of the Company's sales were to one customer, thus at August 31, 2009, the entire accounts receivable balance was due from this customer.

      Revenue Recognition: Revenue is generally recognized for the sale of oil and gas when there is persuasive evidence of a sale arrangement, delivery has occurred, the price is determinable, and collection of sales proceeds is reasonably assured. Revenue is accrued when these four conditions have been

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

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

      Property Retirement Obligation: The Company follows the guidelines of SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

      Stock Based Compensation: The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards
(SFAS) 123(R), "Share Based Payment," requiring the Company to record compensation costs determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of stock options at their grant date by using the Black-Scholes-Merton option-pricing model and provides for expense recognition over the service period, if any, of the stock option. The Company accounts for common stock issued to employees for services based on the fair value of the equity instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

      Per Share Amounts: SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share does not affect periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. During the periods since inception, the Company has issued 9,198,000 potentially dilutive securities, all of which were excluded from the calculation because they were anti-dilutive.

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

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

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

      Business Risks: The Company continually reviews the exploration and political risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company's operations may be affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The oil and gas business is subject to extensive licensing, permitting, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

      Fair Value of Financial Instruments: SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2009.

      The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, prepaid expenses, accounts payable, accrued liabilities and bank loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

      Concentration of Credit Risk: The Company's operating cash balances are maintained in one primary financial institution and currently exceed federally insured limits. The Company believes that the financial strength of this institution mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company's financial position or results of operations.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

      Environmental Matters: Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation are deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

      Recent Accounting Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on accounting principles generally accepted in the United States of America ("US GAAP") and the impact on the Company.

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

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies. The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for interim and annual periods ending on or after September 15, 2009. Management is currently evaluating the impact of adopting this statement.

      In December 2007 the FASB issued FAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

be effective for our fiscal year commencing September 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. The Company adopted SFAS 165 during the quarter ended August 31, 2009 and provided the expanded disclosure contained in the Subsequent Events footnote. The adoption had no other impact on the Company's financial position, results of operations or cash flows.

      There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.     Going Concern

      The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. Only recently has the Company commenced revenue generating operations and it has financed operations primarily through the sale of equity. The Company recently was successful in obtaining a bank loan secured by oil and gas equipment. The Company has incurred losses since its inception aggregating $12,545,251. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

      The Company has raised cash proceeds of $5,198,299, net of offering costs, in sales of common stock since inception. Management believes that the cash balances of $2,854,659 at August 31, 2009 will not be sufficient to fund its operating activities and other capital resource demands during the next twelve months.

      The Company continues to raise capital through the sale of its common shares and may also seek other funding or corporate transactions to achieve its business objectives. The Company's ability to continue as a going concern is contingent upon its ability to raise additional funds, such as (1) through the sale of equity or sale of its assets, (2) joint venture or partnership arrangements, or (3) issuing debt instruments, and ultimately attaining profitable operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

3.     Property and Equipment

      Oil and gas property primarily consists of various interests in oil and gas leases, two producing wells, and tubular goods to be used in the development of future wells.

      Property and equipment at August 31, 2009, consisted of the following:

Oil and Gas Properties, full cost method:
   Unevaluated costs, not subject to amortization:
      Acquisition and other costs                    $     420,478
      Tubular goods                                      1,132,685
                                                         ---------
         Subtotal, unevaluated costs                     1,553,163
                                                         ---------
Evaluated costs:
      Producing and non-producing                        1,275,345
      Less, accumulated depletion & impairment          (1,042,388)
                                                        -----------
         Subtotal, evaluated costs                         232,957
                                                        ----------
            Oil and gas properties, net                  1,786,120
                                                         ---------

Other property and equipment:
      Office equipment                                       1,337
      Less, accumulated depreciation                          (296)
                                                      -------------
            Other property and equipment, net                1,041
                                                      ------------

Total Property and Equipment, net                    $   1,787,161
                                                     =============


      The Company commenced depletion of its full cost pool during the year ended August 31, 2009. Costs of oil and gas properties are depleted using the unit of production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to estimated total reserves to calculate a depletion rate. For the year ended August 31, 2009, depletion of oil and gas properties was $97,309, or $13.86 per barrel of oil equivalent, and depreciation of other property and equipment was $296.

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves using prices in effect at the end of the period. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

For the year ended August 31, 2009, the Company made a provision for impairment of oil and gas properties of $945,079, primarily as a result of lower production estimates.

4.     Bank Loan Payable

      The Company entered into a credit facility with a commercial bank. The borrowing arrangement provides for maximum borrowings up to $1,161,811 and is collateralized by tubular goods and certain other assets. The maximum amount that can be borrowed is reduced by usage or sale of the tubular goods. The loan bears interest at the prime rate plus 1/2%, payable quarterly, with a minimum interest rate of 5.5%. The loan maturity date is May 8, 2010. Interest costs of $19,525 and loan fees of $5,917 were incurred during the year ended August 31, 2009.

      The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalizable during the period that activities are in progress to bring the projects to their intended use. During the year ended August 31, 2009, interest expense of $25,442, including loan fees, was capitalized.

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

      Issued and Outstanding The total issued and outstanding common stock at August 31, 2009 is 11,998,000 common shares, as follows:

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

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

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

     vi. Pursuant to a Private Offering Memorandum dated December 1, 2008, the Company sold 1,000,000 units at $3.00 per unit for total cash proceeds of $3,000,000. Offering costs associated with the offering aggregated $285,600, resulting in net cash proceeds of $2,714,400. Each unit consists of two shares of common stock, one Series A warrant and one Series B warrant. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series A warrants expire on December 31, 2012, or earlier under certain conditions. Each Series B warrant entitles the holder to purchase one share of common stock at a price of $10.00 per share. The Series B warrants expire on December 31, 2012, or earlier under certain conditions.

      In addition to the warrant issuances described in the preceding paragraphs, the Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one Unit (which Unit is identical to the Units sold under the Private Offering Memorandum dated December 1, 2008) at a price of $3.60. Each Unit consisted of two shares of common stock, one Series A warrant, and one Series B warrant. To maintain comparability of the placement agent warrants with the other warrants, we present the placement agent warrants as 63,466 shares at an exercise price of $1.80. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised, and are disclosed as a commitment in the Related Party Transactions and Commitments footnote.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

      The following table summarizes activity for common stock warrants for the period from inception (December 28, 2007) to August 31, 2009:

                                             Number of    Weighted average
                                              warrants     exercise price
                                             ---------    ----------------

       Outstanding, December 28, 2007              --               --
          Granted                           2,043,571            $6.00
          Exercised                                --               --
                                          ------------
       Outstanding, August 31, 2008         2,043,571            $6.00
          Granted                           3,117,895            $7.20
          Exercised                                --               --
                                          ------------
       Outstanding, August 31, 2009         5,161,466            $6.72

     The following tables summarize information about the Company's issued and outstanding common stock warrants as of August 31, 2009:

                                            Remaining         Exercise
                                           Contractual       Price times
                            Number of       Life (in         Number of
        Exercise Price       Shares           years)          Shares
        --------------      ---------      -----------       -----------

             $1.80            63,466           3.4          $    114,239
             $6.00         4,098,000           3.4          $ 24,588,000
            $10.00         1,000,000           3.4          $ 10,000,000


6.     Stock Based Compensation

      The Company accounts for stock option activities as provided by SFAS 123(R), "Share-Based Payment," which requires the Company to expense as compensation the value of grants and options as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes-Merton option-pricing model.

      As described in the following paragraphs, the Company recorded stock-based compensation expense of $10,296,521 for the year ended August 31, 2009 and $28,200 for the year ended August 31, 2008.

     During June 2008, stock options were granted to purchase 4,000,000 shares of common stock. Effective June 11, 2008, grants covering 2,000,000 shares were issued to the executive officers at an exercise price of $10.00 and a term of five years, and these options will vest over a one year period. The fair value of these options was determined to be nil based upon the following assumptions:

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

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


Stock option compensation expense of $98,800 was recorded for the year ended August 31, 2009, and stock option compensation expense of $28,200 was recorded for the period ended August 31, 2008, based on a pro-ration of the fair value over the vesting period.

      In connection with the merger, the Company agreed to issue stock option grants covering 4,000,000 shares to replace the similar options described in the preceding paragraph. Using the Black-Scholes-Merton option-pricing model, the Company estimated that the fair value of the replacement options exceeded the fair value of the options surrendered by $10,185,345. The assumptions used in the model were: expected life of 2.5 years, stock price of $3.50 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 2.63%. The incremental expense of $10,185,345 was pro-rated over the vesting period and stock option compensation expense for the year ended August 31, 2009 was $10,185,345.

      Effective December 31, 2008, the Company granted stock options to an employee to purchase 100,000 shares of common stock at an exercise price of $3.00 and a term of ten years. These options will vest over a five year period. Based on a fair value calculation, these options were determined to have a value of $185,640 using the following assumptions: expected life of 5 years, stock price of $2.00 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 3.13%. Stock option compensation expense of $12,376 was recorded for the year ended August 31, 2009, based on a pro-ration of the fair value over the vesting period.

      The estimated unrecognized compensation cost from unvested stock options as of August 31, 2009 was approximately $173,000, which will be recognized ratably through December 31, 2013.

      The following table summarizes activity for stock options for the period from inception (December 28, 2007) to August 31, 2009:

                                                               Weighted
                                              Number of         average
                                                shares       exercise price
                                              ---------      --------------

      Outstanding, December 28, 2007                --
      Granted                                4,000,000           $5.50
      Exercised                                     --
                                           ------------
      Outstanding August 31, 2008            4,000,000           $5.50
      Granted                                  100,000           $3.00
      Exercised                                     --
                                           ------------
      Outstanding, August 31, 2009           4,100,000           $5.44
                                           ============

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

      The following table summarizes information about outstanding stock options as of August 31, 2009:
                              Remaining       Weighted
                             Contractual       Average
  Exercise      Number of      Life (in       Exercise        Number
   Prices         Shares        years)          Price       Exercisable
-------------   -----------  -------------   ------------   -----------

   $10.00        2,000,000        3.4           $10.00       2,000,000
   $1.00         2,000,000        3.4           $ 1.00       2,000,000
   $3.00           100,000        9.3           $ 3.00              --
                -----------                                 -----------
                 4,100,000                      $ 5.44       4,000,000
                ===========                                 ===========

7.     Related Party Transactions and Commitments

      The Company's executive officers control two entities that have entered into agreements with the Company. The entities are Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM"). As discussed below, one agreement provides various services to the Company and the other agreement provides an option to acquire certain oil and gas interests.

      Effective June 11, 2008, the Company entered into an Administrative Services Agreement with PM. The Company will pay $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and will pay $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. Additional employees, independent contractors or oil and gas professionals provided to the Company by PM will be reimbursed at actual cost. Either party may terminate the agreement with 30 days notice. The Company paid $240,000 under this agreement for the year ended August 31, 2009, and $60,000 for the period from inception (December 28, 2007) to August 31, 2008.

      Effective August 7, 2008, the Company entered into a letter of intent with the related entities that provides an option to acquire working interests in oil and gas leases which are owned by PM and/or PEM. The oil and gas leases cover 640 acres in Weld County, Colorado, and subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The letter of intent had an original expiration date of November 1, 2008, but has been extended by mutual agreement to August 31, 2010.

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

      Effective May 13, 2009, the Company acquired oil and gas equipment consisting of casing and tubing from PM. PM was paid $1,718,967 as reimbursement for the original cost of the tubular goods.

      On June 11, 2008, the Company entered into two year employment agreements with its executive officers. Pursuant to the terms of those agreements, the salaries of William E. Scaff, Jr. and Ed Holloway are each $12,500 per month. The Company paid $300,000 under these agreements for the year ended August 31, 2009, and $75,000 for the period from inception (December 28, 2007) to August 31, 2008.

      In June 2008, the Company sold 1,900,000 shares of its common stock to the Synergy Energy Trust (the "Trust"). The Trust was created for the benefit of consultants and others who have, or will in the future, benefit the Company. The trustee is a shareholder of the Company. Effective December 1, 2008, the Company repurchased 1,000,000 shares of its common stock from the Trust for $1,000, the original selling price. During the year ended August 31, 2009, the Trust issued 900,000 shares to the Trustee in exchange for certain services directly related to raising additional capital for the Company, and the Trustee terminated the Trust.

      On June 1, 2008, the Company entered into an agreement with Energy Capital Advisors, an entity related through common ownership interests. Energy Capital Advisors provided certain services directly related to raising additional capital for the Company. Compensation under the agreement was $30,000 per month through December 31, 2008, and $10,000 per month from January 1, 2009 to May 31, 2009, when the agreement terminated. During the year ended August 31, 2009, the Company paid $170,000 related to this agreement. During the period from inception (December 28, 2007) to August 31, 2008, the Company paid $90,000 related to this agreement.

      On June 1, 2008, the Company entered into an agreement with J3 Energy LLC, an entity related through common ownership interests. Pursuant to the Agreement, J3 Energy LLC agreed to provide certain services directly related to raising additional capital for the Company. The agreement terminated on September 30, 2008. Compensation under the agreement was $8,000 per month. During the year ended August 31, 2009, the Company paid $8,000 related to this agreement. During the period from inception (December 28, 2007) to August 31, 2008, the Company paid $24,000 related to this agreement.

      In connection with the merger, the Company entered into an agreement with two directors to provide consulting services. The initial term of the agreement is one year. Compensation under the agreement is $10,000 per month. During the year ended August 31, 2009, the Company paid $120,000 related to this agreement.

      The Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one Unit (which Unit is identical to the Units sold under the Private Offering Memorandum dated December 1, 2008) at a price of

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

$3.60. Each Unit consisted of two shares of common stock, one Series A warrant, and one Series B warrant. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised. In the event that the placement agent warrants are exercised, the Company will be obligated to issue 31,733 Series A warrants and 31,733 Series B warrants.

8.     Income Taxes

      The Company records deferred taxes in accordance with Statement of Financial Accounting Standards 109 "Accounting for Income Taxes". The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

      The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                   Estimated             Estimated              Change in
                   NOL carry-    NOL    tax benefit  Valuation  valuation  Net tax
Period Ending       forward    expires   from NOL    allowance  allowance  benefit
-------------      ----------  -------  -----------  ---------  ---------  -------

August 31, 2009    $1,301,000   2029     $420,000   $(420,000)  $(420,000)  $   --
August 31, 2008    $  165,000   2028     $ 61,000   $ (61,000)  $ (61,000)  $   --

     Income taxes at the statutory rate are reconciled to reported income tax expense (benefit) as follows:

                                                               2009     2008
                                                               ----     ----

      Federal tax expense (benefit) at statutory rate          (34%)    (34%)
      State tax expense (benefit) at statutory rate, net        (3%)     (3%)
      Deferred income tax valuation allowance                   37%      37%
                                                               -----    -----
      Reported tax rate                                         --%      --%
                                                               =====    =====

      At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset.

9.     Supplemental Oil and Gas Information (unaudited)

      Costs Incurred: Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per barrel of oil equivalent for the year ended August 31, 2009 were:

                Acquisition costs            $420,478
                Exploration costs                  --
                Development costs           2,408,030
                                           ----------
                 Total Costs Incurred      $2,828,508
                                           ==========
                Depletion per barrel of
                 oil equivalent            $    13.86
                                           ==========

      Supplemental Oil and Gas Reserve Information: Reserve information for the properties was prepared in accordance with guidelines established by the SEC. The Company engaged Ryder Scott Company to estimate proved reserves for all properties as of August 31, 2009.

      Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering date demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (prices and costs held constant as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

      As of August 31, 2009, all of the Company's proved reserves were located within the United States and all were considered to be proved developed reserves.

      The following table sets forth information regarding the Company's estimated net total proved oil and gas reserve quantities for the year ended August 31, 2009:

                                                  Oil          Gas        BOE

      Balance, August 31, 2008                      -            -          -
      Revision of previous estimates                -            -          -
      Purchase of reserves in place                 -            -          -
      Extensions, discoveries, and
        other additions                         8,160       30,066     13,171

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

      Sale of reserves in place                     -            -          -
      Production                               (1,730)      (4,386)    (2,461)
                                              --------     --------   --------
      Balance, August 31, 2009                  6,430       25,680     10,710
                                              ========     ========   ========

      Oil reserves are stated in barrels, gas reserves are stated in mcf, and barrels of oil equivalent (boe) are calculated using a conversion of 6 mcf to 1 barrel.

      Standardized Measure of Discounted Future Net Cash Flows: Guidelines are prescribed by SFAS 69, "Disclosures about Oil and Gas Producing Activities" for computing a standardized measure of future net cash flows and changes therein related to estimated proved reserves. Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the fiscal year. All cash flow amounts are discounted at 10%.

      As of August 31, 2009, based on our net oil and gas prices of $61.24 per barrel of oil and $2.05 per mcf of natural gas, the value of proved reserves did not support the costs included in the full cost pool. Accordingly, an impairment allowance of $945,079 was recorded for the year ended August 31, 2009.

      The following table sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69.


            Future cash inflows                    $ 446,485
            Future production costs                 (141,134)
            Future development costs                      --
            Future income tax expense                     --
                                              --------------
            Future net cash flows                    305,351
            10% annual discount                      (72,394)
                                                   ---------
            Standardized measure of discounted
                future net cash flows              $ 232,957
                                                   ==========

      The principle sources of change in the standardized measure of discounted future net cash flows are:

            Balance, August 31, 2008           $          --
            Sales of oil and gas, net                (82,549)
            Extensions and discoveries               315,506
                                                   ----------
            Balance, August 31, 2009                $232,957
                                                    =========

                          SYNERGY RESOURCES CORPORATION
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

10.     Subsequent Events

      The Company evaluated all events subsequent to the balance sheet date of August 31, 2009 through the date of issuance of these financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

      After the end of the fiscal year, and through October 31, 2009, the Company commenced a drilling program comprising seven wells with an estimated total cost, to its interest, of approximately $2,200,000.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November, 2009.

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

Signature                       Title                    Date

/s/ Ed Holloway                Director            November 16, 2009
----------------------
Ed Holloway


/s/ William E. Scaff, Jr.      Director            November 16, 2009
----------------------
William E. Scaff, Jr.


/s/ Benjamin Barton            Director            November 16, 2009
----------------------
Benjamin Barton


/s/ Rick Wilber                Director            November 16, 2009
----------------------
Rick Wilber


/s/ Raymond E. McElhaney       Director            November 16, 2009
----------------------
Raymond E. McElhaney


/s/ Bill M. Conrad             Director            November 16, 2009
----------------------
Bill M. Conrad


/s/ R. W. Noffsinger, III      Director            November 16, 2009
----------------------
R. W. Noffsinger, III

                          SYNERGY RESOURCES CORPORATION

                                    FORM 10-K

                                    EXHIBITS