Form 10-K/A
period 2009-08-31
SYNERGY RESOURCES CORP
filed 2009-11-20
CIK 1413507

FORM 10-K/A

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

                                               Number           Percent
Name                                         of Shares (1)      of Class
----                                         -------------      --------

Ed Holloway                                  4,070,000 (2)        33.9%
William E. Scaff, Jr.                        4,070,000 (3)        33.9%
Frank L. Jennings                                4,000              Nil
Benjamin Barton                                600,000 (4)         5.0%

                                               Number           Percent
Name                                         of Shares (1)      of Class
----                                         -------------      --------

Rick A. Wilber                                  376,429            3.1%
Raymond E. McElhaney                            212,000            1.8%
Bill M. Conrad                                  227,000            1.9%
R.W. Noffsinger, III                            250,000            2.1%
John Staiano                                    600,000 (5)        5.0%
Steven Meyer                                    672,666            5.6%
All officers and directors
 as a group (8 persons).                      9,809,429           81.7%


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Synergy Resources Corporation

We have audited the accompanying balance sheets of Synergy Resources Corporation (an Exploration Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended August 31, 2009, the period of inception (December 28, 2007, to August 31, 2008), and the period from inception (December 28, 2007) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation (an Exploration Stage Company) as of August 31, 2009 and 2008, and the results of its operations, and its cash flows for the for the year ended August 31, 2009, the period of inception (December 28, 2007, to August 31, 2008), and the period from inception (December 28, 2007) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has only recently commenced revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
November 12, 2009

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