Form 10-Q
period 2009-11-30
SYNERGY RESOURCES CORP
filed 2010-01-13
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2009

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

                20203 Highway 60, Platteville, Colorado 80651
                ---------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number including area code:  (970) 737-1073

                                 N/A
----------------------------------------------------------------------
   Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,998,000 shares outstanding as of January 11, 2010.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of November 30, 2009 (unaudited)
         and August 31, 2009                                                  3

         Statements of Operations for the three months ended
         November 30, 2009 and 2008, and for the period from
         inception (December 28, 2007) to November 30, 2009 (unaudited)       4

         Statements of Cash Flows for the three months ended
         November 30 , 2009 and 2008, and for the period from
         inception (December 28, 2007) to November 30, 2009 (unaudited)       5

         Notes to Financial Statements (unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               17

Item 4.  Controls and Procedures                                             21

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 23

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                          23

Item 3.    Defaults Upon Senior Securities                                   23

Item 4.    Submission of Matters to a Vote of Security Holders               23

Item 5.    Other Information                                                 23

Item 6.    Exhibits                                                          23

SIGNATURES                                                                   24

                          SYNERGY RESOURCES CORPORATION
                                BALANCE SHEETS

                                               November 30,     August 31,
                                                   2009           2009
                                              -------------------------------
                     ASSETS                    (Unaudited)

Current assets:
 Cash and cash equivalents                    $  1,260,339     $  2,854,659
 Accounts receivable                               654,698           84,643
 Accounts receivable, related party                311,235                -
 Inventory                                         700,636        1,132,685
 Other current assets                               41,890           21,105
                                              -------------    -------------
  Total current assets                           2,968,798        4,093,092
                                              -------------    -------------
Property and equipment, at cost:
 Oil and gas properties, full cost
   method, net                                   2,901,473          653,435
 Other property and equipment, net                     930            1,041
                                              -------------    -------------
  Property and equipment, net                    2,902,403          654,476
                                              -------------    -------------
Other assets                                        85,000           85,000
                                              -------------    -------------
  Total assets                                $  5,956,201     $  4,832,568
                                              =============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $  1,856,109     $    622,734
 Accounts payable, related party                   160,894                -
 Accrued expenses                                   45,971           59,579
 Bank loan payable                               1,161,811        1,161,811
                                              -------------    -------------
  Total current liabilities                      3,224,785        1,844,124
                                              -------------    -------------

Commitments and contingencies (See Note 7)

Shareholders' equity:
 Preferred stock - $0.01 par value, 10,000,000
 shares authorized:
  no shares issued and outstanding                       -                -
 Common stock - $0.001 par value, 100,000,000
 shares authorized:
  11,998,000 shares issued and outstanding          11,998           11,998
 Additional paid-in capital                     15,526,338       15,521,697
 Accumulated (Deficit)                         (12,806,920)     (12,545,251)
                                              -------------    -------------
  Total shareholders' equity                     2,731,416        2,988,444
                                              -------------    -------------
  Total liabilities and shareholders' equity  $  5,956,201     $  4,832,568
                                              =============    =============


  The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
              for the three months ended November 30, 2009 and 2008
                                   (unaudited)


                                                Three Months      Three Months
                                                   Ended             Ended
                                                November 30,      November 30,
                                                    2009              2008
                                                ------------      ------------


Oil and gas revenues                            $    52,786       $         -
                                                ------------      ------------
Expenses:
 Lease operating expenses                             7,890             2,400
 Depreciation, depletion, and amortization           28,206                 -
 General and administrative                         221,132         3,629,999
 Administrative services contract - related party    60,000            60,000
 Consulting fees - related party                          -            30,000
                                                ------------      ------------
               Total expenses                       317,228         3,722,399
                                                ------------      ------------
Operating loss                                     (264,442)       (3,722,399)

Interest income                                       2,773             7,463
                                                ------------      ------------
Loss before taxes                                  (261,669)       (3,714,936)

Provision for income taxes                                -                 -
                                                ------------      ------------
Net loss                                        $  (261,669)      $(3,714,936)
                                                ============      ============

Net loss per common share:
 Basic and Diluted                              $     (0.02)      $    (0.34)
                                                ============      ============

Weighted average shares outstanding:
 Basic and Diluted                               11,998,000        10,874,185
                                                ============      ============


  The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
              for the three months ended November 30, 2009 and 2008
                                   (unaudited)

                                             Three Months       Three Months
                                                Ended               Ended
                                          November 30, 2009   November 30, 2008
                                          -----------------   -----------------

Cash flows from operating activities:
 Net loss                                $      (261,669)     $    (3,714,936)
                                         ----------------     ----------------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Stock-based compensation                         4,641            3,424,755
  Depreciation, depletion and
   amortization                                   28,206                    -
  Changes in operating assets and
   liabilities:
    Increase in accounts receivable             (881,290)                   -
    Increase in other current assets             (20,785)             (17,287)
    Increase in accounts payable                  17,484              127,197
    Increase (decrease) in accrued
     taxes and expenses                          (13,608)               2,486
    Effect of merger on operating
     assets (liabilities)                              -              (31,437)
                                         ----------------     ----------------
  Total adjustments                             (865,352)           3,505,714
                                         ----------------     ----------------
  Net cash used in operating activities       (1,127,021)            (209,222)
                                         ----------------     ----------------
Cash flows from investing activities:
 Acquisition of property and equipment          (467,299)            (264,814)
 Cash acquired in merger                               -                3,987
                                         ----------------     ----------------
  Net cash used in investing activities         (467,299)            (260,827)
                                         ----------------     ----------------
Cash flows from financing activities:
 Cash proceeds from sale of stock                      -               52,294
 Payment of deferred offering costs                    -             (158,000)
                                         ----------------     ----------------
 Net cash used in financing activities                 -             (105,706)
                                         ----------------     ----------------
Net decrease in cash and equivalents          (1,594,320)            (575,755)

Cash and equivalents at beginning of
 period                                        2,854,659            2,292,341
                                         ----------------     ----------------
Cash and equivalents at end of period    $     1,260,339      $     1,716,586
                                         ================     ================



  The accompanying notes are an integral part of these financial statements.

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)

1.     Description of Business and Summary of Significant Accounting Policies

      Basis of Presentation: Synergy Resources Corporation (the "Company") represents the result of a merger transaction on September 10, 2008 between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. In conjunction with the transaction, Predecessor Brishlin changed its name to Synergy Resources Corporation. The Company was organized under the laws of the State of Colorado and, for accounting purposes, the inception date is deemed to be December 28, 2007, the day that Predecessor Synergy was organized. The Company is engaged in oil and gas acquisitions, exploration, development and production activities, primarily in the area known as the Denver-Julesburg Basin. The Company has adopted August 31st as the end of its fiscal year.

      Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures included are adequate to make the information presented not misleading, and recommends that these financial statements be read in conjunction with the audited financial statements and notes thereto for the period ended August 31, 2009.

      In management's opinion, the unaudited financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of its prior audited financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year.

      Exploration Stage Company: As of August 31, 2009, the Company was considered an exploration stage company for accounting purposes. During the three months ended November 30, 2009, the Company completed the requirements to exit the exploration stage.

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

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)


      Inventory: Inventories consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market.

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

      Capitalized costs of oil and gas properties are amortized using the units-of-production method based upon estimates of proved reserves. For amortization purposes, the volume of petroleum reserves and production is converted into a common unit of measure at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Investments in unevaluated properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued plus the lower of cost or estimated fair value of unevaluated properties not being amortized. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions, including current prices and costs. The ceiling is highly sensitive to changing prices for oil and gas. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount. For the year ended August 31, 2009, the Company made a provision for impairment of oil and gas properties of $945,079. For the three months ended November 30, 2009, no provision for impairment was required.

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

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)


uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

      Major Customer and Operating Region: The Company operates exclusively within the United States. Except for cash investments, all of the Company's assets are employed in, and all of its revenues are derived from, the oil and gas industry. For the three months ended November 30, 2009, all of the Company's sales were to one customer. As of November 30, 2009, the accounts receivable balance was due from four customers, including other working interest owners which have been billed for their proportionate share of wells in progress.

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

      Earnings Per Share Amounts: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. As of November 30, 2009, the Company has outstanding 9,261,466 potentially dilutive securities, all of which were excluded from the calculation because they were anti-dilutive. Also as of November 30, 2009, the Company had a contingent obligation to issue 63,466 potentially dilutive securities, all of which were excluded from the calculation because the contingency conditions had not been met.

      Stock-Based Compensation: The Company records stock-based compensation by estimating the fair value of stock options at their grant date using the Black-Scholes-Merton option-pricing model and provides for expense recognition over the service period, if any, of the stock option. The Company accounts for common stock issued to employees for services based on the fair value of the equity instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

      Income Taxes: Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)


expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

      Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

      Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification ("ASC") as the single source of authoritative GAAP. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission ("SEC") and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

      Business Combinations - In December 2007, the guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on September 1, 2009 and it will be applied to any future acquisitions.

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)


      Non-controlling Interests - In December 2007, the guidance for non-controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent ("non-controlling interest"), (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent's ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires non-controlling interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on September 1, 2009. The adoption had no impact on the Company's financial position, results of operations or cash flows.

      Recent Accounting Pronouncements: There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

      Oil and Gas Disclosures - On December 29, 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves to be effective in January 2010. The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12 month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The accounting for the limitation on capitalized costs for full cost companies will also be revised. The new rule is effective for years ending on or after December 31, 2009, and early adoption is not permitted. The Company has not yet evaluated the effects on its financial statements and disclosures.

      There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

2.     Management Plan

      The report of the Company's independent registered public accounting firm on the Company's audited financial statements as of August 31, 2009, contained an explanatory paragraph expressing significant uncertainty about the Company's ability to continue as a going concern. Since August 31, 2009, events have occurred that mitigate the uncertainties.

      During the three months ended November 30, 2009, the Company drilled eleven wells to total depth and each well encountered commercially productive formations. The Company expects that these wells will be completed and brought on-stream during the next several months. On December 29, 2009, the Company received net proceeds of $3,743,824 from the sale of 41.65 units in a private offering. It is believed that the proceeds from this offering are sufficient to fund the completion of wells in progress and to meet existing obligations for the next twelve months.

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)


      Subject to the availability of additional funding, the Company plans to expand its drilling program to include 24 new wells and may raise additional capital through the sale of its common stock and the issuance of debt instruments, and may also seek other funding or corporate transactions to achieve its business objectives.

3.     Property and Equipment

      Oil and gas property primarily consists of various interests in oil and gas leases, eleven wells in progress and two producing wells.

      Capitalized costs of property and equipment at November 30, 2009 and August 31, 2009, consisted of the following:

Oil and Gas Properties, full cost method:   November 30, 2009    August 31, 2009
                                            -----------------    ---------------

 Unevaluated costs, not subject to
amortization:
   Acquisition and other costs                $    642,081        $    420,478
   Wells in progress                             2,035,845                  --
                                              -------------       -------------
         Subtotal, unevaluated costs             2,677,926             420,478
                                              -------------       -------------
   Evaluated costs:
      Producing and non-producing                1,294,030           1,275,345
      Less, accumulated depletion and
       impairment                               (1,070,483)         (1,042,388)
                                              -------------       -------------
         Subtotal, evaluated costs                 223,547             232,957
                                              -------------       -------------
         Oil and gas properties, net             2,901,473             653,435
                                              -------------       -------------
Other property and equipment:
   Office equipment                                  1,337               1,337
    Less, accumulated depreciation                    (407)               (296)
                                              -------------       -------------
     Other property and equipment, net                 930               1,041
                                              -------------       -------------
Total Property and Equipment, net             $  2,902,403        $    654,476
                                              =============       =============

      The capitalized costs of evaluated oil and gas properties are depleted using the units-of-production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the three months ended November 30, 2009, depletion of oil and gas properties was $28,095, or $7.22 per barrel of oil equivalent, and depreciation of other property and equipment was $111.

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)

4.     Bank Loan Payable

      In May 2009, the Company borrowed $1,161,811 from a commercial bank. The loan proceeds were used to purchase, and the loan is collateralized primarily by, pipe used to drill and complete oil and gas wells. The maximum allowable borrowing amount may be reduced by a reduction in the collateral. Effective November 1, 2009, terms of the agreement were modified to provide for 24 monthly payments of $16,738, including principal and interest. The loan bears interest at the prime rate plus 1/2%, with a minimum interest rate of 5.5%. The loan maturity date is November 1, 2011 at which time the entire remaining principal balance will be due. Interest costs of $16,152 were incurred during the period ended November 30, 2009. The loan is classified as a current liability because the outstanding principal balance will be reduced as the tubular goods are utilized, which is expected to occur during the next twelve months.

      The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized during the period that activities are in progress to bring the projects to their intended use. During the three months ended November 30, 2009, interest expense of $16,152, was capitalized.

5.     Shareholders' Equity

      As of November 30, 2009, there were various warrants outstanding to purchase 5,161,466 shares of common stock. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series A warrants expire on December 31, 2012, or earlier under certain conditions. As of November 30, 2009, there were Series A warrants outstanding to purchase 4,098,000 shares of common stock. Each Series B warrant entitles the holder to purchase one share of common stock at a price of $10.00 per share. The Series B warrants expire on December 31, 2012, or earlier under certain conditions. As of November 30, 2009, there were Series B warrants outstanding to purchase 1,000,000 shares of common stock. In addition to the Series A and B warrants, the Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one Unit (which Unit is identical to the Units sold under the Private Offering Memorandum dated December 1, 2008) at a price of $3.60. Each Unit consists of two shares of common stock, one Series A warrant, and one Series B warrant. To maintain comparability of the placement agent warrants with the other warrants, the placement agent warrants are presented as 63,466 shares at an exercise price of $1.80. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised, and are disclosed as a commitment in the Related Party Transactions and Commitments footnote.

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)

      The following table summarizes activity for common stock warrants for the period from August 31, 2009 to November 30, 2009:

                                                           Weighted
                                             Number of      average
                                             warrants    exercise price
                                             ---------   --------------

Outstanding, August 31, 2009                 5,161,466        $6.72
Granted                                             --           --
Exercised                                           --           --
                                            -----------
Outstanding, November 30, 2009               5,161,466        $6.72
                                            ===========

     The following table summarizes information about the Company's issued and outstanding common stock warrants as of November 30, 2009:

                                Remaining      Exercise
                               Contractual    Price times
                    Number of   Life (in       Number of
Exercise Price        Shares      years)        Shares
--------------      ---------  -----------    -----------

     $1.80            63,466        3.1      $    114,239
     $6.00         4,098,000        3.1      $ 24,588,000
    $10.00         1,000,000        3.1      $ 10,000,000

6.  Stock-Based Compensation

      The Company recorded stock-based compensation expense of $4,641 and $3,424,755 for the three months ended November 30, 2009 and 2008, respectively.

      The estimated unrecognized compensation cost from unvested stock options as of November 30, 2009 was approximately $168,000, which will be recognized ratably through December 31, 2013.

      The following table summarizes activity for stock options for the period from August 31, 2009 to November 30, 2009:

                                    Number of    Weighted average
                                     shares       exercise price
                                    ---------    ----------------

Outstanding August 31, 2009         4,100,000         $ 5.44
Granted                                    --             --
Exercised                                  --             --
                                  ------------
Outstanding, November 30, 2009      4,100,000         $ 5.44
                                  ============

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)

      The following table summarizes information about outstanding stock options as of November 30, 2009:

                             Remaining    Weighted
                            Contractual    Average                   Aggregate
  Exercise      Number        Life (in     Exercise    Number        Intrinsic
   Prices       of Shares      years)        Price     Exercisable     Value
-------------   ----------  -------------  ----------  ------------------------

   $10.00       2,000,000       3.5         $10.00      2,000,000         --
   $1.00        2,000,000       3.5          $1.00      2,000,000     $700,000
   $3.00          100,000        9.1         $3.00           --           --
                ----------                             -----------
                4,100,000                    $5.44      4,000,000
                ==========                             ===========

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

      Effective June 11, 2008, the Company entered into an Administrative Services Agreement with PM. The Company will pay $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and will pay $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. Additional goods or services provided to the Company by PM, such as employees, independent contractors or oil and gas professionals, and equipment, will be reimbursed at actual cost. Either party may terminate the agreement with 30 days notice. For each of the three month periods ended November 30, 2009 and 2008, the Company paid $60,000 under the administrative services agreement.

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

                         SYNERGY RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 2009
                                  (Unaudited)

      During the quarter ended November 30, 2009, the Company agreed to purchase certain oil and gas equipment with an aggregate cost of $209,440 from PM. As of November 30, 2009, accounts payable of $160,894 was due to PM. PEM is a joint working interest owner of certain wells in progress. During the three months ended November 30, 2009, costs of $311,235 were incurred on behalf of PEM, all of which were settled subsequent to November 30, 2009.

      On June 11, 2008, the Company entered into two year employment agreements with its executive officers. For each of the three month periods ended November 30, 2009 and 2008, the Company paid $75,000 under these agreements.

      The Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one Unit (which Unit is identical to the Units sold under the Private Offering Memorandum dated December 1, 2008) at a price of $3.60. Each Unit consists of two shares of common stock, one Series A warrant, and one Series B warrant. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised. In the event that the placement agent warrants are exercised, the Company will be obligated to issue 31,733 Series A warrants and 31,733 Series B warrants.

8.     Subsequent Events

      The Company evaluated all events subsequent to the balance sheet date of November 30, 2009 through January 13, 2010, the date that these financial statements were available to be issued and has determined that, except as set forth below, there are no subsequent events that require disclosure.

      Effective December 29, 2009, the Company received net proceeds of $3,743,824 from the sale of 41.65 units in a private offering. Each unit consists of one convertible promissory note in the principal amount of $100,000 and 50,000 warrants to purchase common stock. The notes are convertible into common stock at $1.60 per share. The notes bear interest at an annual rate of 8% and mature on December 31, 2012. Each warrant entitles the holder to purchase one share of common stock at $6.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects, which, in the opinion of management, are favorable for the production of oil or gas. If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area. We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      We may also:

     o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

     o    purchase producing oil or gas properties.

      We are licensed as an oil and gas operator in Colorado.

      Our first oil and gas well began producing in February, 2009. Prior to that time we did not have any revenue from the sale of oil or gas. As of December 31, 2009 we had:

     o    two producing oil and gas wells; and

     o    eleven wells which were in the process of completion.


      Our future plans will be dependent upon the amount of capital we are able to raise. We expect that most of our wells will be drilled in the Denver - Julesburg ("D-J") Basin in northeast Colorado.

      The following discussion analyzes our financial condition at November 30, 2009 and summarizes the results of our operations for the three months ended November 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the financial statements included as part of this report and with our audited financial statements for the period ended August 31, 2009, including footnotes thereto, and the discussion and analysis included in our 10-K report filed with the SEC.

      Exploration Stage Company. We were considered an exploration stage company for accounting purposes until August 31, 2009. During the three months ended November 30, 2009, we drilled 11 development wells which are expected to begin generating revenue during the next several months. Accordingly, our November 30, 2009 financial statements are presented to reflect our exit from the exploration stage.

      Going Concern. The report of our independent registered public accounting firm on our audited financial statements as of August 31, 2009 contained an explanatory paragraph expressing significant uncertainty about our ability to continue as a going concern. The factors that contributed to this uncertainty include our status as an exploration stage company, our need to raise significant additional capital to fund our business plan, and the operating losses that we have incurred since inception. Since August 31, 2009, events have occurred that mitigate the uncertainties.

      During the three months ended November 30, 2009, we drilled eleven wells to total depth and each well encountered commercially productive formations. These wells will be completed and brought on-stream during the next several months. On December 29, 2009, we received net proceeds of $3,743,824 from the sale of 41.65 units in a private offering. It is believed that the proceeds from this offering are sufficient to fund the completion of wells in progress and to meet existing obligations for the next twelve months.


RESULTS OF OPERATIONS

      The factors that will most significantly affect our results of operations will be (i) the sales prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) and lease operating expenses. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities. Other than the foregoing, we do not know of any trends, events or uncertainties that will have or are reasonably expected to have a material impact on our sales, revenues or expenses.

      Material changes of certain items in our statements of operations for the three months ended November 30, 2009 and 2008 are discussed below.

      Oil and Gas Revenues, Lease Operating Expenses, and Depreciation, Depletion and Amortization increased during the three months ended November 30, 2009. Our first wells began producing in February, 2009. We did not have an interest in any producing oil or gas wells during the three months ended November 30, 2008.

      Oil and gas sales for the three months ended November 30, 2009 are summarized in the following table:

                                 Oil              Gas        Total
                                ---------      --------      -----
                                (bbl)            (mcf)        (boe)

      Revenues                   $46,205       $ 6,581     $ 52,786
      Average sales price        $ 58.12       $  3.67     $  48.25


      Stock-Based Compensation decreased during the current three-month period. In connection with our acquisition of predecessor Synergy in September 2008, we issued options covering 4,000,000 shares of common stock to replace similar options that had previously been issued by predecessor Synergy. When stock options are issued, we calculate a non-cash expense based upon an estimated fair value for the options. We estimate fair values using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period of the options. We estimated that the fair value of the replacement options exceeded the fair value of the surrendered options by $10,185,345. The pro-rata portion of the fair value of the options allocated to the three months ended November 30, 2008 was $3,424,755. During the three months ended November 30, 2009, we recognized a portion ($4,641) of the fair value of 100,000 options which were issued to an employee in December 2008.

LIQUIDITY AND CAPITAL RESOURCES

      Our sources and (uses) of funds for the three months ended November 30, 2009 and 2008 are shown below:

                                                   Three Months Ended
                                         --------------------------------------
                                         November 30, 2009    November 30, 2008

Cash provided by (used in) operating
  activities                               $(1,127,021)          $ 209,222)
Acquisition of oil and gas properties,
    equipment, and expenditures on
    wells in progress                         (467,299)           (264,814)
Proceeds from sale of stock                         --              52,294
Deferred offering costs                             --            (158,000)
Other                                               --               3,987
Use of cash on hand at beginning
    of three-month period                    1,594,320             575,755

      In May 2009, we borrowed $1,161,811 from a commercial bank. The loan proceeds were used to purchase, and the loan is collateralized primarily by, pipe used to drill and complete oil and gas wells. The loan bears interest at the prime rate plus 1/2% and requires monthly payment of principal and interest of $16,738.

      The maturity date of the loan was subsequently extended to November 1, 2011, at which time all unpaid principal and interest is due. We classified the loan as a current liability since we expect to reduce the outstanding principal balance as the pipe is used.

      In December 2009, we received net proceeds of $3,743,824 from the private sale of 41.65 Units. The Units were sold at a price of $100,000 per Unit.

     Each Unit consisted of one Promissory Note in the principal amount of $100,000 and 50,000 warrants. The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. At any time after May 31, 2010 the Notes can be converted into shares of our common stock, initially at a conversion price of $1.60 per share. Each warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share. The warrants expire December 31, 2014.

      With the proceeds from the December 2009 offering, we plan to drill and complete oil and gas wells in the Wattenburg field located in the Denver-Julesburg Basin. The Notes will be secured by any oil or gas wells drilled, completed or acquired with the proceeds from the offering.

      As of December 31, 2009, our operating expenses requiring cash were approximately $95,000 per month, which amount includes salaries and other corporate overhead. Our capital requirements for the next twelve months include participation in 35 gross wells (in which our interest will approximate 24 net wells) and various other projects for total costs of approximately $15,000,000 to $18,000,000. As our capital expenditure plans exceed our capital resources, we plan to seek additional funding. Our capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

      It is expected that our principal source of cash flow will be from the sale of our securities and from the production and sale of crude oil and natural gas reserves, which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

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

MISCELLANEOUS

      In addition to the amounts recorded as current liabilities as of November 30, 2009, we have contractual obligations for service contracts totaling $270,000, all of which are expected to be satisfied during the next twelve months.

      We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

      The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, the following:

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

Item 4.  Controls and Procedures.

      We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2009, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

      There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

            None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

            None

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




                                      SYNERGY RESOURCES CORPORATION

Date:  January 13, 2010
                                      By: /s/ Ed Holloway
                                          -----------------------------------
                                          Ed Holloway, President and
                                          Principal Executive Officer



Date:  January 13, 2010
                                      By: /s/ Frank L. Jennings
                                          -----------------------------------
                                          Frank L. Jennings, Principal
                                          Financial and Accounting Officer