Form 10-Q
period 2010-02-28
SYNERGY RESOURCES CORP
filed 2010-04-14
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended February 28, 2010

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                       Commission File Number: 333-146561

                          SYNERGY RESOURCES CORPORATION
                       ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Colorado                                      20-2835920
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                  20203 Highway 60, Platteville, Colorado 80651
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (970) 737-1073

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                        Accelerated filer
Non-accelerated filer                           Smaller reporting company    X

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
               Yes    ___             No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,998,000 shares outstanding as of April 12, 2010.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of February 28, 2010 (unaudited)
            and August 31, 2009                                               3

           Statements of Operations for the three months ended
           February 28, 2010 and 2009 (unaudited),                            4

           Statements of Operations for the six months ended
           February 28, 2010 and 2009 (unaudited)                             5

           Statements of Cash Flows for the six months ended
           February 28, 2010 and 2009 (unaudited)                             6

           Notes to Financial Statements (unaudited)                          7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             22

Item 4.    Controls and Procedures                                           28

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 29

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                          29

Item 3.    Defaults Upon Senior Securities                                   29

Item 4.    Submission of Matters to a Vote of Security Holders               29

Item 5.    Other Information                                                 29

Item 6.    Exhibits                                                          29

SIGNATURES                                                                   30

                           SYNERGY RESOURCES CORPORATION
                                   BALANCE SHEETS

                                                     February 28,    August 31,
                                                         2010           2009
                                                     ------------   ------------
                                                     (unaudited)
                          ASSETS
Current assets:
   Cash and cash equivalents                         $ 8,875,185    $ 2,854,659
                                                     ------------   ------------
   Accounts receivable                                   459,528         84,643

   Accounts receivable, related party                     65,536              -

   Inventory                                             799,570      1,132,685

   Other current assets                                   52,743         21,105
                                                     ------------   ------------
       Total current assets                           10,252,562      4,093,092
                                                     ------------   ------------
Property and equipment:

   Oil and gas properties, full cost method, net       4,471,750        653,435
   Other property and equipment, net                         819          1,041
                                                     ------------   ------------
       Property and equipment, net                     4,472,569        654,476
                                                     ------------   ------------

Debt issuance costs, net of amortization               1,295,038              -
Other assets                                              85,000         85,000
                                                     ------------   ------------
       Total assets                                  $16,105,169    $ 4,832,568
                                                     ============   ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $   833,570    $   622,734
   Accounts payable, related party                        20,989              -
   Accrued expenses                                      150,786         59,579
   Bank loan payable                                     396,080      1,161,811
                                                     ------------   ------------
       Total current liabilities                       1,401,425      1,844,124

Asset retirement obligation                               51,000              -
Convertible promissory notes, net of discount          8,598,360              -
Derivative conversion liability                        2,257,987              -
                                                     ------------   ------------
       Total liabilities                              12,308,772      1,844,124
                                                     ------------   ------------
Commitments and contingencies (See Note 7)

Shareholders' equity:
   Preferred stock - $0.01 par value, 10,000,000
   shares authorized:
       no shares issued and outstanding                        -              -
   Common stock - $0.001 par value, 100,000,000
   shares authorized:
       11,998,000 shares issued and outstanding           11,998         11,998
   Additional paid-in capital                         17,134,980     15,521,697
   Accumulated (Deficit)                             (13,350,581)   (12,545,251)
                                                     ------------   ------------
       Total shareholders' equity                      3,796,397      2,988,444
                                                     ------------   ------------
       Total liabilities and shareholders' equity    $16,105,169    $ 4,832,568
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
             for the three months ended February 28, 2010 and 2009,
                                   (unaudited)

                                              Three Months        Three Months
                                                 Ended               Ended
                                           February 28, 2010   February 28, 2009
                                           -----------------   -----------------

Oil and gas revenues                         $     335,725       $           -
                                             --------------      --------------
Expenses:
    Lease operating expenses                        47,152               3,176
    Depreciation and depletion                      64,733                   -
    General and administrative                     294,278           3,629,035
    Administrative services contract -
      related party                                 60,000              60,000
    Consulting fees - related party                      -              30,000
                                             --------------      --------------
                    Total expenses                 466,163           3,722,211
                                             --------------      --------------
Operating loss                                    (130,438)         (3,722,211)
                                             --------------      --------------
Other (expense) income:
    Accretion of debt discount                    (245,343)                  -
    Amortization of debt issuance costs           (100,137)                  -
    Interest expense, net                          (68,656)                  -
    Interest income                                    913               4,179
                                             --------------      --------------
           Total other (expense) income           (413,223)              4,179
                                             --------------      --------------
Loss before taxes                                 (543,661)         (3,718,032)

Provision for income taxes                               -                   -
                                             --------------      --------------
Net loss                                     $    (543,661)      $  (3,718,032)
                                             ==============      ==============
Net loss per common share:
     Basic and Diluted                       $       (0.05)      $       (0.36)
                                             ==============      ==============
Weighted average shares outstanding:
     Basic and Diluted                          11,998,000          10,228,393
                                             ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                               STATEMENTS OF OPERATIONS
                 for the six months ended February 28, 2010, and 2009,
                                   (unaudited)

                                              Six Months          Six Months
                                                 Ended              Ended
                                           February 28, 2010  February 28, 2009
                                           -----------------  -----------------

Oil and gas revenues                         $     388,511       $           -
                                             --------------      --------------
Expenses:
    Lease operating expenses                        55,042               5,576
    Depreciation and depletion                      92,939                   -
    General and administrative                     515,410           7,259,034
    Administrative services contract -
      related party                                120,000             120,000
    Consulting fees - related party                      -              60,000
                                             --------------      --------------
                    Total expenses                 783,391           7,444,610
                                             --------------      --------------
Operating loss                                    (394,880)         (7,444,610)
                                             --------------      --------------
Other (expense) income:
    Accretion of debt discount                    (245,343)                  -
    Amortization of debt issuance costs           (100,137)                  -
    Interest expense, net                          (68,656)                  -
    Interest income                                  3,686              11,642
                                             --------------      --------------
            Total other (expense) income          (410,450)             11,642
                                             --------------      --------------
Loss before taxes                                 (805,330)         (7,432,968)

Provision for income taxes                               -                   -
                                             --------------      --------------
Net loss                                     $    (805,330)      $  (7,432,968)
                                             ==============      ==============
Net loss per common share:
    Basic and Diluted                        $       (0.07)      $       (0.70)
                                             ==============      ==============
Weighted average shares outstanding:
    Basic and Diluted                           11,998,000          10,553,073
                                             ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                             STATEMENTS OF CASH FLOWS
               for the six months ended February 28, 2010 and 2009,
                                   (unaudited)

                                           Six Months Ended   Six Months Ended
                                           February 28, 2010  February 28, 2009
                                           -----------------  -----------------

Cash flows from operating activities:
  Net loss                                   $    (805,330)      $  (7,432,968)
                                             --------------      --------------
  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and depletion                    92,939                  74
      Accretion of debt discount                   245,343                   -
      Amortization of debt issuance cost           100,137                   -
      Stock-based compensation                      10,829           6,852,604
  Changes in operating assets and
  liabilities:
      Increase in accounts receivable             (374,885)                  -
      Increase in accounts receivable -
        related party                              (65,536)                  -
      Decrease in inventory                        333,115                   -
      Increase in other current assets             (31,638)            (14,057)
      Increase in accounts payable                  99,722             235,979
      Increase in accounts payable -
        related party                               20,989                   -
      Increase in accrued taxes and
        expenses                                    91,207               5,030
      Effect of merger on operating
        assets (liabilities)                             -             (31,438)
                                             --------------      --------------
    Total adjustments                              522,222           7,048,192
                                             --------------      --------------
    Net cash used in operating activities         (283,108)           (384,776)
                                             --------------      --------------
Cash flows from investing activities:
     Acquisition of property and equipment      (3,748,918)           (640,057)
     Cash acquired in merger                             -               3,987
                                             --------------      --------------
     Net cash used in investing activities      (3,748,918)           (636,070)
                                             --------------      --------------
Cash flows from financing activities:
     Cash proceeds from convertible
       promissory notes                         11,761,000                   -
     Cash proceeds from sale of stock                    -             774,295
     Debt Issuance Costs                          (942,717)           (243,900)
     Debt principal payments                      (765,731)                  -
     Repurchase of shares                                -              (1,000)
                                             --------------      --------------
     Net cash provided by financing
       activities                               10,052,552             529,395
                                             --------------      --------------
Net increase (decrease) in cash and
  equivalents                                    6,020,526            (491,451)

Cash and equivalents at beginning of
  period                                         2,854,659           2,292,341
                                             --------------      --------------
Cash and equivalents at end of period        $   8,875,185       $   1,800,890
                                             ==============      ==============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Net assets acquired in merger              $           -       $      11,675
  Asset Retirement Obligation                       51,000                   -
  Placement Agent Warrants                         452,458                   -
  Accrued Capital Expenditures                     111,114                   -
  Cash paid interest                               124,128                   -

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

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

      Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures included are adequate to make the information presented not misleading, and recommends that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2009.

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

      Exploration Stage Company: As of August 31, 2009, the Company was considered an exploration stage company for accounting purposes. Subsequent to August 31, 2009, the Company completed the requirements to exit the exploration stage.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

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

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued plus the lower of cost or estimated fair value of unevaluated properties not being amortized. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions, including current prices and costs. The ceiling is highly sensitive to changing prices for oil and gas. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount. For the year ended August 31, 2009, the Company made a provision for impairment of oil and gas properties of $945,079. For the six months ended February 28, 2010, no provision for impairment was required.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

      Capitalized Interest: The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized during the period that activities are in progress to bring the projects to their intended use. During the six months ended February 28, 2010, interest expense of $55,472 was capitalized.

      Asset Retirement Obligations. The Company's activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The amount of the liability is accreted each period by the Company's credit adjusted risk free interest rate. The costs associated with the obligation are added to the capitalized costs of the property and amortized using the unit of production method.

      Major Customer and Operating Region: The Company operates exclusively within the United States. Except for cash investments, all of the Company's assets are employed in, and all of its revenues are derived from, the oil and gas industry. For the six months ended February 28, 2010, the Company's sales were to three customers, all of which exceeded 10% of revenues. As of February 28, 2010, the accounts receivable balance was due from six customers, including other working interest owners which have been billed for their proportionate share of wells in progress and each customers' balance exceeded 10% of the total.

      Derivative Liability: The Company accounts for its embedded conversion features in its convertible promissory notes in accordance with the guidance for derivative instruments, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as a charge or credit to operations.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

      Earnings Per Share Amounts: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. As of February 28, 2010, the Company has outstanding 23,227,654 potentially dilutive securities, (4,100,000 options, 11,777,029 warrants, and 7,350,625 conversion shares) all of which were excluded from the calculation because they were anti-dilutive. Also as of February 28, 2010, the Company had a contingent obligation to issue 63,466 potentially dilutive securities, all of which were excluded from the calculation because the contingency conditions had not been met.

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

      Concentration of Credit Risk: The Company's operating cash balances are maintained in multiple financial institutions and, as of February 28, 2010, did not exceed federally insured limits. However, federal deposit insurance is subject to changes in rules and regulations, and the Company's operating cash

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

balances may exceed coverage limits in the future. The Company reviews the financial strengths and weaknesses of its depository institutions and attempts to mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company's financial position or results of operations.

      Debt Issuance Costs: Debt issuance costs include issuance costs incurred in connection with the sale of the Company's Convertible Promissory Notes, as well as the issuance of warrants to the Placement Agent for the offering, which are being amortized over the three year term of the Notes (see Note 4). The Company recorded amortization expense of $100,137 for the period ended February 28, 2010.

      Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can either be readily observable, market corroborated or generally unobservable. Given the Company's historical market transactions, its markets and instruments are not liquid. Therefore, the Company expects that its fair value estimates will primarily be calculated using unobservable inputs and comparable market data from other industry participants using the best available information. Fair value balances are classified based on the observability of the various inputs.

      A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

      Level 1--Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed securities and U.S. government treasury securities.

      Level 2--Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies, where substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

      Level 3--Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 includes those financial instruments that are valued using models or other valuation methodologies, where substantial assumptions are not observable

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

in the marketplace throughout the full term of the instrument, cannot be derived from observable data or are not supported by observable levels at which transactions are executed in the marketplace. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

      Recently Adopted Accounting Standards. The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the SEC, and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

      Accounting Standards Codification - In June, 2009, FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates
(ASUs). The ASC was effective during the period ended September 30, 2009. Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

      Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. ASU 2010-09 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The amended ASU was effective immediately and its adoption had no impact on the Company's financial position, results of operations or cash flows.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

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

      Recent Accounting Pronouncements. The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company's financial position, results of operations, or cash flows.

      Oil and Gas Disclosures - On December 29, 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves to be effective in January 2010. The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12 month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The accounting for the limitation on capitalized costs for full cost companies will also be revised. The new rule is effective for years ending on or after December 31, 2009, and early adoption is not permitted. The Company has not yet evaluated the effects of these new rules on its financial statements and disclosures.

      In January 2010, the FASB issued ASU 2010-03, Extractive Industries-Oil and Gas: Oil and Gas Reserve Estimation and Disclosure. This ASU amends the codification to align the reserve calculation and disclosure requirements with the requirements in the new SEC Rule, Modernization of Oil and Gas Reporting Requirements. The ASU is effective for fiscal years ending on or after December 31, 2009.

      ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the third quarter of 2010.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

      ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This ASU will be effective for the third quarter of 2010.

      There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates referred to above are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.     Management Plan

      The report of the Company's independent registered public accounting firm on the Company's audited financial statements as of August 31, 2009, contained an explanatory paragraph expressing significant uncertainty about the Company's ability to continue as a going concern. Since August 31, 2009, events have occurred that mitigate the uncertainties.

      During the six months ended February 28, 2010, the Company drilled eleven wells to total depth and each well encountered commercially productive formations. Seven of these wells are undergoing completion activities and four were brought on-stream during the six months ended February 28, 2010. Between December 29, 2009 and March 12, 2010, the Company received net proceeds of $16,651,023 from the sale of 180 units in a private offering. It is believed that the proceeds from this offering are sufficient to fund the completion of wells in progress and to meet existing obligations for the next twelve months.

      With the additional funding, the Company plans to expand its drilling program to include 24 new wells and may raise additional capital through the sale of its common stock and the issuance of debt instruments, and may also seek other funding or corporate transactions to achieve its business objectives.

3.     Property and Equipment

      Oil and gas property primarily consists of various interests in oil and gas leases, wells in progress, and producing and non-producing wells.

      Capitalized costs of property and equipment at February 28, 2010 and August 31, 2009, consisted of the following:

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

Oil and Gas Properties, full
cost method:
                                             February 28, 2010  August 31, 2009
                                             -----------------  ---------------
Unevaluated costs, not subject to
amortization:
 Acquisition and other costs                    $   1,352,046    $     420,478
 Wells in progress                                  1,811,032               --
                                                --------------   --------------
         Subtotal, unevaluated costs                3,163,078          420,478
                                                --------------   --------------
   Evaluated costs:
      Producing and non-producing                   1,858,211          689,779
           Less, accumulated depletion               (549,539)        (456,822)
                                                --------------   --------------
         Subtotal, evaluated costs                  1,308,672          232,957
                                                --------------   --------------
      Oil and gas properties, net                   4,471,750          653,435
                                                --------------   --------------
   Other property and equipment:
      Office equipment                                  1,337            1,337
           Less, accumulated depreciation                (518)            (296)
                                                --------------   --------------
      Other property and equipment, net                   819            1,041
                                                --------------   --------------
Total Property and Equipment, net               $   4,472,569    $     654,476
                                                ==============   ==============

     The capitalized costs of evaluated oil and gas properties are depleted using the unit-of-production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the six months ended February 28, 2010, depletion of oil and gas properties was $92,717 or $5.04 per barrel of oil equivalent, and depreciation of other property and equipment was $222.

4.      Bank Loan Payable

     The Company has a credit facility with a commercial bank. The borrowing arrangement provides for maximum borrowings up to $1,161,811 and is collateralized by tubular goods and certain other assets. The maximum allowable borrowing amount may be reduced by a reduction in the collateral. Effective November 1, 2009, terms of the agreement were modified to provide for 24 monthly payments of $16,738, including principal and interest. The loan bears interest at the prime rate plus 1/2%, with a minimum interest rate of 5.5%. The loan maturity date is November 1, 2011 at which time the entire remaining principal balance will be due. Interest costs of $27,473 were incurred and principal payments of $765,731 were made during the period ended February 28, 2010. As of February 28, 2010, the outstanding principal balance was $396,080. The loan is

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

classified as a current liability because the outstanding principal balance will be reduced as the tubular goods are utilized, which is expected to occur during the next twelve months.

5.     Convertible Promissory Notes and Derivative Conversion Liability

      During the six months ended February 28, 2010, the Company received gross proceeds of $11,761,000 for the sale of 117.61 Units at $100,000 per Unit. Each Unit consists of one Convertible Promissory Note ("Note") in the principal amount of $100,000 and 50,000 warrants. The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. Each warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and expires on December 31, 2014.

      With the proceeds from the offering, the Company plans to drill and complete oil and gas wells in the Wattenburg field, located in the Denver-Julesburg Basin. The Notes will be collateralized by any oil and gas wells drilled, completed, or acquired with the proceeds from the offering.

      Subsequent to February 28, 2010, the Company sold an additional 62.39 Units for gross proceeds of $6,239,000. In the aggregate, the Company sold 180 Units at $100,000 per Unit and received net proceeds of $16,651,023 after deducting commissions and offering costs.

      Proceeds received from sale of the Units have been allocated to the components of the Units based upon their estimated fair values. The estimated fair value of the warrants was $1,149,996, which was credited to additional paid in capital. The Notes contain an initial conversion price of $1.60, subject to adjustment under certain circumstances. The conversion feature was evaluated and is deemed to be an embedded derivative liability. The estimated fair value of the conversion feature was $2,257,987, which was credited to derivative conversion liability.

      Allocation of value to the components resulted in a debt discount of $3,407,983, which will be amortized over the 36 month life of the Notes. Certain details of the value allocation are presented in the following table:

                                              Derivative
                                  Warrants     Liability      Promissory Note
                                 ---------    -----------    ----------------

  Face value of debt                                            $11,761,000
  Allocation of value to       $  1,149,996   $ 2,257,987        (3,407,983)
  components
  Accretion of debt                                                 245,343
  discount
                               ------------   -----------       -----------
  Carrying value at
  February 28, 2010            $  1,149,996   $ 2,257,987       $ 8,598,360
                               ============   ===========       ===========

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

6.     Asset Retirement Obligations

      During the six months ended February 28, 2010, the Company incurred obligations for its oil and gas operations which include estimated reclamation, remediation and closure costs. The estimated present value of the obligation is $51,000. There were no other liability additions, liability settlements, revision in estimated cash flows or accretion expense for the current period.

7.     Shareholders' Equity

      As of February 28, 2010, there were various warrants outstanding to purchase 11,777,029 shares of common stock. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series A warrants expire on December 31, 2012, or earlier under certain conditions. As of February 28, 2010, there were Series A warrants outstanding to purchase 4,098,000 shares of common stock. Each Series B warrant entitles the holder to purchase one share of common stock at a price of $10.00 per share. The Series B warrants expire on December 31, 2012, or earlier under certain conditions. As of February 28, 2010, there were Series B warrants outstanding to purchase 1,000,000 shares of common stock. In addition to the Series A and B warrants, the Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one Unit (which Unit is identical to the Units sold under the Private Offering Memorandum dated December 1, 2008) at a price of $3.60. Each Unit consists of two shares of common stock, one Series A warrant, and one Series B warrant. To maintain comparability of the placement agent warrants with the other warrants, the placement agent warrants are presented as 63,466 shares at an exercise price of $1.80. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised, and are disclosed as a commitment in the Related Party Transactions and Commitments footnote.

      In connection with the Units sold during the six months ended February 28, 2010, the Company issued warrants to purchase common stock at a price of $6.00 per share. As of February 28, 2010, there were warrants outstanding to purchase 5,880,500 shares of common stock. In addition to the $6.00 warrants issued as part of the Units, the Company issued 735,063 Placement Agent warrants to the offering placement agent. The Placement Agent warrants are exercisable at a price of $1.60 per share.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2010
                                   (Unaudited)

      The following table summarizes activity for common stock warrants for the period from August 31, 2009 to February 28, 2010:
                                                              Weighted
                                            Number of          average
                                            warrants        exercise price
                                           ----------       --------------

           Outstanding, August 31, 2009     5,161,466           $6.72
           Granted                          6,615,563           $5.51
           Exercised                               --              --
                                            ---------        --------

           Outstanding, February 28, 2010  11,777,029           $6.04
                                           ==========           =====

         The following table summarizes information about the Company's issued and outstanding common stock warrants as of February 28, 2010:

                                 Remaining       Exercise
                                Contractual     Price times
                    Number of    Life (in       Number of
Exercise Price        Shares       years)         Shares
--------------      ---------   ------------    ------------

     $1.60           735,063        4.8         $ 1,176,101
     $1.80            63,466        2.8         $   114,239
     $6.00         4,098,000        2.8         $24,588,000
     $6.00         5,880,500        4.8         $35,283,000
    $10.00         1,000,000        2.8         $10,000,000

8.     Stock-Based Compensation

      The Company recorded stock-based compensation expense of $10,829 and $6,852,604 for the six months ended February 28, 2010 and 2009, respectively.

      The estimated unrecognized compensation cost from unvested stock options as of February 28, 2010, was approximately $165,000, which will be recognized ratably through December 31, 2013.

      The following table summarizes activity for options for the period from August 31, 2009 to February 28, 2010:

                                                             Weighted
                                          Number of          average
                                           options        exercise price
                                          ---------       --------------

       Outstanding August 31, 2009        4,100,000            $ 5.44
       Granted                                   --                --
       Exercised                                 --                --
                                          ---------           -------

       Outstanding, February 28, 2010     4,100,000            $ 5.44
                                          =========            ======

      The following table summarizes information about outstanding stock options as of February 28, 2010:
                             Remaining     Weighted
                            Contractual    Average                  Aggregate
  Exercise     Number of      Life (in     Exercise    Number       Intrinsic
   Prices        Shares        years)        Price     Exercisable    Value
-------------  -----------  -------------  ----------  ------------------------

   $10.00       2,000,000       3.3         $10.00      2,000,000           --
   $1.00        2,000,000       3.3          $1.00      2,000,000   $3,200,000
   $3.00          100,000       8.8          $3.00         10,000           --
               ----------                             -----------
                4,100,000                    $5.44      4,010,000
               ==========                             ===========

9.     Related Party Transactions and Commitments

      The Company's executive officers control two entities that have entered into agreements with the Company. The entities are Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM"). One agreement provides various administrative services to the Company and the other agreement provides an option to acquire certain oil and gas interests.

      Effective June 11, 2008, the Company entered into an Administrative Services Agreement with PM. The Company pays $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and pays $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. Additional goods or services provided to the Company by PM, such as employees, independent contractors or oil and gas professionals, and equipment, are reimbursed at actual cost. Either party may terminate the agreement with 30 days notice. For each of the six month periods ended February 28, 2010 and 2009, the Company paid $120,000 under the administrative services agreement.

      Effective August 7, 2008, the Company entered into a letter of intent with the related entities that provides an option to acquire working interests in oil and gas leases which are owned by PM and/or PEM. The oil and gas leases cover 640 acres in Weld County, Colorado, and subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The letter of intent had an original expiration date of November 1, 2008, but has been extended by mutual agreement to August 31, 2010. As of February 28, 2010, the Company had exercised its options on all available leases at a total cost of $360,000.\

     During the six months ended February 28, 2010, the Company agreed to purchase certain oil and gas equipment with an aggregate cost of $356,278 from PM. As of February 28, 2010, accounts payable of $20,988 was due to PM. PEM is a joint working interest owner of certain wells in progress. During the six months ended February 28, 2010, costs of $792,563 were incurred on behalf of PEM. As of February 28, 2010, PEM was indebted to the Company for $65,536 for costs incurred on their behalf.

      On June 11, 2008, the Company entered into two year employment agreements with its executive officers. For each of the six month periods ended February 28, 2010 and 2009, the Company paid $150,000 under these agreements.

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

10.      Fair Value Measurements

      The following table sets forth by level within the fair value hierarchy the Company's financial assets and financial liabilities as of February 28, 2010, that were measured at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

                                 Level    Level 2     Level 3         Total
                               ---------  -------    ---------     -----------

    None                       $    --    $    --   $       --     $       --
Liabilities
    Derivative Conversion           --         --    2,257,987       2,257,987
Equity
    Warrants                         --        --    1,602,454       1,602,454

      The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

      Level 1 Fair Value Measurements--As of February 28, 2010, the Company did not have assets or liabilities measured under a Level 1 fair value hierarchy.

      Level 2 Fair Value Measurements--As of February 28, 2010, the Company did not have assets or liabilities measured under a Level 2 fair value hierarchy.

     Level 3 Fair Value Measurements--The fair values of the derivative conversion liability and the warrants were estimated at their inception using assumptions with respect to the Company's reserves, interest rates, and expected term of the instruments. The expected term, as opposed to the contract term, was used to determine the fair value of the derivative liability relating to the Notes since certain provisions in the Notes will likely cause the expected term to be less than the contract term. The contractual terms were used to determine the fair value of the warrants (see Note 5). Certain of the values were based upon industry benchmarks about the value of in-ground reserves, and are not readily observable. As neither the warrants nor the derivative liability are currently traded, and as the Company's common stock is not actively traded, it is believed that a Level 3 measurement represents the best available information.

11.   Subsequent Events

      Subsequent to February 28, 2010, the Company received net proceeds of $5,832,740 from the sale of 62.39 Units at $100,000 per Unit in a private offering. The terms of the offering and the units are described in Note 4.

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

      We are approved as an oil and gas operator in Colorado.

      Our first oil and gas well began producing in February, 2009. Prior to that time we did not have any revenue from the sale of oil or gas. As of March 31, 2010, we had:

     o    six producing oil and gas wells; and

     o    seven wells which were in the process of completion.

      Our future plans will be dependent upon the amount of capital we are able to raise and the cash flow from our producing properties. We expect that most of our wells will be drilled in the Denver - Julesburg ("D-J") Basin in northeast Colorado.

      The following discussion analyzes our financial condition at February 28, 2010 and summarizes the results of our operations for the three months and six months ended February 28, 2010 and 2009. This discussion and analysis should be read in conjunction with the financial statements included as part of this report and with our audited financial statements for the period ended August 31, 2009, including footnotes thereto, and the discussion and analysis included in our Form 10-K report filed with the SEC.

      Exploration Stage Company. We were considered an exploration stage company for accounting purposes until August 31, 2009. During the six months ended February 28, 2010, we drilled 11 development wells which have either commenced production or are expected to begin generating revenue during the next several months. Accordingly, our financial statements are presented to reflect our exit from the exploration stage.

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

      During the six months ended February 28, 2010, we drilled eleven wells to total depth and each well encountered commercially productive formations. Four of these wells were completed and brought on-stream and the remaining seven wells are in progress and expected to be brought on-stream during the next several months. Between December 29, 2009 and March 12, 2010, we received net proceeds of $16,651,023 from the sale of 180 units in a private offering. It is believed that the proceeds from this offering are sufficient to fund the completion of wells in progress and to meet existing obligations for the next twelve months.

RESULTS OF OPERATIONS

For the three months ended February 28, 2010 and February 28, 2009

      Material changes of certain items in our Statements of Operations for the three months ended February 28, 2010 and 2009 are discussed below.

      Oil and gas revenues and related expenses increased during the three months ended February 28, 2010. Our first wells began producing in February, 2009. In addition to the first two wells, four wells were brought on-stream during the three months ended February 28, 2010.

      Oil and gas sales for the three months ended February 28, 2010 are summarized in the following table:

                                 Oil         Gas          Total
                               -------     -------       -------
                                (bbl)       (mcf)         (boe)

      Revenues               $ 198,392    $ 137,333     $ 335,725
      Average sales price    $   69.44    $    7.05     $   55.01


     General and administrative expenses decreased during the current three-month period, primarily because of a decrease in stock based compensation. In connection with our acquisition of predecessor Synergy in September 2008, we issued options covering 4,000,000 shares of common stock to replace similar options that had previously been issued by predecessor Synergy. The pro-rata portion of the fair value of the options allocated to the three months ended February 28, 2009 was $3,427,849. During the three months ended February 28, 2010, we recognized a pro-rata portion ($6,188) of the fair value of 100,000 options which were issued in December 2008.

      Other expenses increased in 2010 as a result of the accretion of the debt discount and offering costs associated with the private sale of 180 units. In future periods, we expect to also report a change in the estimated fair value of the derivative conversion liability.

For the six months ended February 28, 2010 and February 28, 2009

      Material changes of certain items in our Statements of Operations for the six months ended February 28, 2010 and 2009 are discussed below.

      Oil and gas revenues and related expenses increased during the six months ended February 28, 2010. Our first wells began producing in February, 2009. In addition to the first two wells, four wells were brought on-stream during the six months ended February 28, 2010.

      Oil and gas sales for the six months ended February 28, 2010 are summarized in the following table:

                                 Oil         Gas          Total
                               -------     -------       -------
                                (bbl)       (mcf)         (boe)

      Revenues              $ 244,596     $ 143,915     $ 388,511
      Average sales price   $   70.06     $    6.78     $   55.28

      General and administrative expenses decreased during the current six-month period, primarily because of a decrease in stock based compensation. In connection with our acquisition of predecessor Synergy in September 2008, we issued options covering 4,000,000 shares of common stock to replace similar options that had previously been issued by predecessor Synergy. The pro-rata portion of the fair value of the options allocated to the six months ended February 28, 2009 was $6,852,604. During the six months ended February 28, 2010, we recognized a pro-rata portion ($10,829) of the fair value of 100,000 options which were issued in December 2008.

      Other expenses increased in 2010 as a result of the accretion of the debt discount and offering costs associated with the private sale of 180 units. In future periods, we expect to also report a change in the estimated fair value of the derivative conversion liability.

Trend and Outlook

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

LIQUIDITY AND CAPITAL RESOURCES

      Our sources and (uses) of funds for the six months ended February 28, 2010 and 2009 are shown below:
                                                  Six Months Ended
                                          --------------------------------------
                                          February 28, 2010    February 28, 2009
                                          -----------------    -----------------
Cash (used in) operating
 activities                                  $ (283,108)          $ (384,776)
Acquisition of oil and gas properties,
 equipment, drilling and completion costs    (3,748,918)            (640,057)
Proceeds from sale of stock, net of
 offering costs                                      --               529,395
Proceeds from sale of convertible notes,
  net of debt issuance costs                 10,818,283                    --
Debt principal payments                        (765,731)                   --
Other                                                --                 3,987
Cash on hand at beginning of period                               $   491,451


      In May 2009 we borrowed $1,161,811 from a commercial bank. The loan proceeds were used to purchase, and the loan is collateralized primarily by, pipe used to drill and complete oil and gas wells. We expect to use the pipe during our 2010 drilling program and to reduce the outstanding principal balance of this borrowing as the pipe is used.

      Between December 29, 2009 and March 12, 2010, we received net proceeds of $16,651,023 from the private sale of 180 Units in six tranches. The Units were sold at a price of $100,000 per Unit. Each Unit consisted of one Promissory Note in the principal amount of $100,000 and 50,000 warrants. The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. At any time after May 31, 2010 the Notes can be converted into shares of our common stock, initially at a conversion price of $1.60 per share. Each warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share. The warrants expire December 31, 2014.

      With the proceeds from the sale of the Units we plan to drill and complete oil and gas wells in the Wattenburg field located in the Denver-Julesburg Basin. The Notes will be secured by any oil or gas wells drilled, completed or acquired with the proceeds from the offering.

     For financial statement purposes, we allocated a portion of the $18,000,000 gross proceeds to the value of the warrants and valued the conversion feature at fair value as it was an embedded derivative requiring separation and reporting as a liability. As of March 12, 2010, the day that we completed the offering, we estimated that the value of the warrants was $1,760,048, which will be reclassified from debt to additional paid in capital. We estimated that the value of the conversion feature was $3,455,809, which will be classified as an embedded derivative liability. In future reporting periods, the carrying value of the derivative conversion liability will be adjusted to reflect the then fair value condition and the value may fluctuate significantly. As of March 12, 2010, the amounts allocated to the warrants and the derivative conversion liability are recorded as a debt discount of $5,215,857, which will be amortized over the 36 month life of the Notes.

      Our operating expenses requiring cash currently approximate $98,000 per month which amount includes salaries and other corporate overhead. This amount is expected to increase as we drill and operate additional wells. Our capital requirements for the next twelve months include participation in 35 gross wells (in which our interest will approximate 28 net wells) and various other projects for total costs of approximately $15,000,000 to $18,000,000. As future capital expenditure plans may exceed our available capital resources, it may be necessary to seek additional funding. Our capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

      It is expected that our principal source of cash will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

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

      We plan to generate profits by drilling productive oil or gas wells. We may need to raise the funds required to drill new wells through the sale of our securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to modify our operations and future plans. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled by us may not be productive of oil or gas.

MISCELLANEOUS

      In addition to the amounts recorded as current liabilities as of February 28, 2010, we have contractual obligations for service contracts totaling $135,000 all of which are expected to be satisfied during the next twelve months.

      We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

      We do not currently engage in any commodity hedging activities, although we may do so in the future.

Forward-Looking Statements

      This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, concerning our financial condition, results of operations and business. These statements include, among others:

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

Item 4.  Controls and Procedures.

     We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2010, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

      There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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




                                  SYNERGY RESOURCES CORPORATION

Date:  April 12, 2010
                                  By: /s/ Edward Holloway
                                     ----------------------------------
                                     Edward Holloway, President and Principal
                                       Executive Officer


Date:  April 12, 2010
                                  By: /s/ Frank L. Jennings
                                      -----------------------------------
                                      Frank L. Jennings, Principal Financial and
                                        Accounting Officer