Form 10-Q
period 2010-05-31
SYNERGY RESOURCES CORP
filed 2010-07-15
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 31, 2010

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _______

                       Commission File Number: 333-146561

                          SYNERGY RESOURCES CORPORATION
                    ----------------------------------------
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer    [ ]       Accelerated filer            [ ]
Non-accelerated filer       [ ]       Smaller reporting company    [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).    Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,835,812 shares outstanding as of July 12, 2010.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of May 31, 2010 (unaudited)
            and August 31, 2009                                               3

           Statements of Operations for the three months ended
           May 31, 2010 and 2009 (unaudited),                                 4

           Statements of Operations for the nine months ended
           May 31, 2010 and 2009 (unaudited)                                  5

           Statements of Cash Flows for the nine months ended
           May 31, 2010 and 2009 (unaudited)                                  6

           Notes to Financial Statements (unaudited)                          7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             22

Item 4.    Controls and Procedures                                           28

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 29

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                          29

Item 3.    Defaults Upon Senior Securities                                   29

Item 4.    Submission of Matters to a Vote of Security Holders               29

Item 5.    Other Information                                                 29

Item 6.    Exhibits                                                          29

SIGNATURES                                                                   30

                          SYNERGY RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                 May 31, 2010    August 31, 2009
                                                 ------------    ---------------
                                                 (unaudited)
                         ASSETS
Current assets:
   Cash and cash equivalents                     $11,641,794       $ 2,854,659
   Accounts receivable:
     Oil and gas sales                               262,998            84,643
     Joint interest billing                          305,839                 -
     Related party receivable                        197,729                 -
   Inventory                                       1,242,276         1,132,685
   Other current assets                               39,463            21,105
                                                -------------     -------------
       Total current assets                       13,690,099         4,093,092
                                                -------------     -------------
Property and equipment:
   Oil and gas properties, full cost method, net   7,713,865           653,435
   Other property and equipment, net                  74,727             1,041
                                                -------------     -------------
       Property and equipment, net                 7,788,592           654,476
                                                -------------     -------------

Debt issuance costs, net of amortization           1,757,920                 -
Other assets                                          85,500            85,000
                                                -------------     -------------
       Total assets                             $ 23,322,111      $  4,832,568
                                                =============     =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  2,084,839      $    622,734
   Accounts payable, related party                    34,317                 -
   Accrued expenses                                  387,978            59,579
   Bank loan payable                                       -         1,161,811
                                                -------------     -------------
       Total current liabilities                   2,507,134         1,844,124

Asset retirement obligations                         184,305                 -
Convertible promissory notes, net of discount     13,406,357                 -
Derivative conversion liability                    6,220,697                 -
                                                -------------     -------------
       Total liabilities                          22,318,493         1,844,124
                                                -------------     -------------
Commitments and contingencies (See Note 7)

Shareholders' equity:
   Preferred stock - $0.01 par value,
   10,000,000 shares authorized:
     no shares issued and outstanding                      -                 -
   Common stock - $0.001 par value, 100,000,000
   shares authorized:
     11,998,000  shares issued and outstanding        11,998            11,998
   Additional paid-in capital                     17,992,013        15,521,697
   Accumulated (deficit)                         (17,000,393)      (12,545,251)
                                                -------------     -------------
    Total shareholders' equity                     1,003,618         2,988,444
                                                -------------     -------------
    Total liabilities and shareholders' equity  $ 23,322,111      $  4,832,568
                                                =============     =============

      The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
               for the three months ended May 31, 2010, and 2009,
                                   (unaudited)

                                                  Three Months     Three Months
                                                      Ended            Ended
                                                  May 31, 2010     May 31, 2009
                                                  ------------     ------------

Oil and gas revenues                              $   607,253      $    28,832
                                                  ------------     ------------
Expenses:
    Lease operating expenses                          106,504            1,138
    Depreciation, depletion, and accretion            200,890           21,973
    General and administrative                        290,953        3,589,775
    Administrative services contract -
      related party                                    60,000           60,000
    Consulting fees - related party                         -           30,000
                                                  ------------     ------------
               Total expenses                         658,347        3,702,886
                                                  ------------     ------------
Operating loss                                        (51,094)      (3,674,054)
                                                  ------------     ------------
Other (expense) income:
    Accretion of debt discount                       (376,871)               -
    Amortization of debt issuance costs              (183,398)               -
    Change in fair value of derivative liability   (2,764,888)               -
    Interest expense, net                            (274,113)               -
    Interest income                                       552            1,924
                                                  ------------     ------------
         Total other (expense) income              (3,598,718)           1,924
                                                  ------------     ------------
Loss before taxes                                  (3,649,812)      (3,672,130)

Provision for income taxes                                  -                -
                                                  ------------     ------------
Net loss                                          $(3,649,812)     $(3,672,130)
                                                  ============     ============
Net loss per common share:
         Basic and Diluted                        $     (0.30)     $     (0.35)
                                                  ============     ============
Weighted average shares outstanding:
         Basic and Diluted                        $11,998,000      $10,531,051
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                for the nine months ended May 31, 2010, and 2009,
                                   (unaudited)

                                                 Nine Months        Nine Months
                                                    Ended             Ended
                                                 May 31, 2010      May 31, 2009
                                                 ------------      ------------

Oil and gas revenues                             $   995,764       $    28,832
                                                 ------------      ------------
Expenses:
    Lease operating expenses                         161,545             3,712
    Depreciation, depletion, and accretion           293,829            21,973
    General and administrative                       806,364        10,851,811
    Administrative services contract -
      related party                                  180,000           180,000
    Consulting fees - related party                        -            90,000
                                                 ------------      ------------
               Total expenses                      1,441,738        11,147,496
                                                 ------------      ------------
Operating loss                                      (445,974)      (11,118,664)
                                                 ------------      ------------
Other (expense) income:
    Accretion of debt discount                      (622,214)                -
    Amortization of debt issuance costs             (283,535)                -
    Change in fair value of derivative liability  (2,764,888)                -
    Interest expense, net                           (342,768)                -
    Interest income                                    4,237            13,566
                                                 ------------      ------------
       Total other (expense) income               (4,009,168)           13,566
                                                 ------------      ------------
Loss before taxes                                 (4,455,142)      (11,105,098)

Provision for income taxes                                 -                 -
                                                 ------------      ------------
Net loss                                         $(4,455,142)     $(11,105,098)
                                                 ============     =============
Net loss per common share:
         Basic and Diluted                       $     (0.37)     $      (1.05)
                                                 ============     =============
Weighted average shares
outstanding:
         Basic and Diluted                        11,998,000         10,545,652
                                                 ============     =============


The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                               STATEMENTS OF CASH FLOWS
                   for the nine months ended May 31, 2010, and 2009,
                                   (unaudited)


                                                         Nine Months Ended   Nine Months Ended
                                                            May 31, 2010        May 31, 2009
                                                         -----------------   -----------------

 Cash flows from operating activities:
    Net loss                                             $     (4,455,142)   $    (11,105,098)
                                                         -----------------   -----------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion, and accretion                        293,829              21,973
    Amortization of debt issuance cost                            283,535                   -
    Accretion of debt discount                                    622,214                   -
    Stock-based compensation                                       17,790          10,282,000
    Change in fair value of derivative liability                2,764,888                   -
    Changes in operating assets and liabilities:
       Increase in accounts receivable                           (681,923)            (25,928)
       Increase in inventory                                     (109,591)                  -
       Increase in other assets                                   (18,858)             (5,413)
       Decrease in accounts payable                               (64,008)            234,561
       Increase in accounts payable - related party                34,317                   -
       Increase in accrued taxes and expenses                     328,399               7,720
       Effect of merger on operating assets (liabilities)              --             (31,438)
                                                         -----------------   -----------------
    Total adjustments                                           3,470,592          10,483,475
                                                         -----------------   -----------------
       Net cash used in operating activities                     (984,550)           (621,623)
                                                         -----------------   -----------------
   Cash flows from investing activities:
       Acquisition of property and equipment                   (5,717,527)         (2,464,426)
       Cash acquired in merger                                          -               3,987
                                                         -----------------   -----------------
       Net cash used in investing activities                   (5,717,527)         (2,460,439)
                                                         -----------------   -----------------
   Cash flows from financing activities:
       Cash proceeds from convertible promissory notes         18,000,000                   -
       Debt issuance costs                                     (1,348,977)                  -
       Cash proceeds from bank loan payable                             -           1,161,811
       Principal repayments                                    (1,161,811)                  -
       Cash proceeds from sale of stock                                 -             957,295
       Offering costs                                                   -            (275,400)
       Repurchase of shares                                             -              (1,000)
                                                         -----------------   -----------------
       Net cash provided by financing activities               15,489,212           1,842,706
                                                         -----------------   -----------------
   Net increase (decrease) in cash and equivalents              8,787,135          (1,239,356)
   Cash and equivalents at beginning of period                  2,854,659           2,292,341
                                                         -----------------   -----------------
   Cash and equivalents at end of period                 $     11,641,794    $      1,052,985
                                                         =================   =================
   Supplemental Cash Flow Information:
       Interest paid                                     $        255,936    $              -
       Income taxes paid                                                -                   -

   Non-cash investing and financing activities:
       Net assets acquired in merger                     $              -    $         11,675
       Asset retirement obligations                               182,771                   -
       Warrants issued to convertible debt
          placement agent                                        692,478                    -
       Accrued capital expenditures                            1,526,113                    -

      The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

1.     Description of Business and Summary of Significant Accounting Policies

      Basis of Presentation: Synergy Resources Corporation (the "Company") represents the result of a merger transaction on September 10, 2008, between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. In conjunction with the transaction, Predecessor Brishlin changed its name to Synergy Resources Corporation. The Company was organized under the laws of the State of Colorado and, for accounting purposes, the inception date is deemed to be December 28, 2007, the day that Predecessor Synergy was organized. The Company is engaged in oil and gas acquisitions, exploration, development and production activities, primarily in the area known as the Denver-Julesburg Basin. The Company has adopted August 31st as the end of its fiscal year.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

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

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued plus the lower of cost or estimated fair value of unevaluated properties not being amortized. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions, including current prices and costs. The ceiling is highly sensitive to changing prices for oil and gas. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount. For the year ended August 31, 2009, the Company made a provision for impairment of oil and gas properties of $945,079. For the nine months ended May 31, 2010, no provision for impairment was required.

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

      Asset Retirement Obligations: The Company's activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The amount of the liability is accreted each period by the Company's credit adjusted risk free interest rate. The costs associated with the

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

obligation are added to the capitalized costs of the property and amortized using the unit of production method.

      Major Customers and Operating Region: The Company operates exclusively within the United States. Except for cash investments, all of the Company's assets are employed in, and all of its revenues are derived from, the oil and gas industry.

         The table below shows for the nine months ended May 31, 2010 and 2009, the percentages of the Company's oil and gas revenues from major customers, i.e., those who each account for more than 10% of oil and gas sales:

                Revenues from Major Customers               2010        2009
                -----------------------------               ----        ----

                Kerr-McGee Oil & Gas Onshore LP              22%        100%
                Suncor Energy Marketing, Inc.                42%          0%
                DCP Midstream LP                             36%          0%

         As there are other purchasers that are capable of and willing to purchase the Company's oil and gas and since the Company has the option to change purchasers on its properties if conditions warrant, the Company believes that its oil and gas production can be sold in the market in the event that it is not sold to the Company's existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

         As of May 31, 2010, the Company's major customers (i.e. balances greater than 10% of the total) are shown in the following table. Accounts receivable includes amounts due from other working interest owners which have been billed for their proportionate share of wells in progress.

     Accounts Receivable from Major Customers    May 31, 2010   August 31, 2009
     -----------------------------------------   ------------   ---------------


        Suncor Energy Marketing, Inc.                   14%            0%
        Kerr-McGee Oil & Gas Onshore LP                  0%          100%
        DCP Midstream LP                                20%            0%
        Petroleum Exploration & Management LLC          26%            0%
        FEI Energy Fund LLC                             13%            0%
        Sundance Energy, Inc                            27%            0%

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

      Revenue Recognition: Revenue is generally recognized for the sale of oil and gas when there is persuasive evidence of a sale arrangement, delivery has occurred, the price is determinable, and collection of sales proceeds is reasonably assured. Revenue is accrued when these four conditions have been satisfied and reasonable estimates can be made. Payment is received at a later

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

date, often sixty to ninety days after production. Revenue accruals are adjusted to reflect updated information as it is received.

      Earnings Per Share Amounts: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. As of May 31, 2010, the Company has outstanding 30,646,466 potentially dilutive securities, (4,100,000 options, 15,286,466 warrants, and 11,250,000 conversion shares) all of which were excluded from the calculation because they were anti-dilutive. Also as of May 31, 2010, the Company had a contingent obligation to issue 63,466 potentially dilutive securities, all of which were excluded from the calculation because the contingency conditions had not been met.

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

      Concentration of Credit Risk: The Company's operating cash balances are maintained in multiple financial institutions and may exceed federally insured limits. The Company reviews the financial strengths and weaknesses of its depository institutions and attempts to mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company's financial position or results of operations.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

      Debt Issuance Costs: Debt issuance costs include issuance costs incurred in connection with the sale of the Company's Convertible Promissory Notes, which are being amortized over the three year term of the Notes (see Note 5).

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

      Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed securities and U.S. government treasury securities.

      Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies, where substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

      Level 3 - Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 includes those financial instruments that are valued using models or other valuation methodologies, where substantial assumptions are not observable in the marketplace throughout the full term of the instrument, cannot be derived from observable data or are not supported by observable levels at which transactions are executed in the marketplace. At each balance sheet date, the Company performs an analysis of all applicable instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

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

      Accounting Standards Codification - In June 2009, FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates
(ASUs). The ASC was effective during the period ended September 30, 2009. Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

      Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. ASU 2010-09 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The amended ASU was effective immediately and its adoption had no impact on the Company's financial position, results of operations or cash flows.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

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

      In 2010, the FASB issued ASU 2010-03 and ASU 2010-14, Extractive Industries-Oil and Gas: Oil and Gas Reserve Estimation and Disclosure. These ASUs amend the codification to align the reserve calculation and disclosure requirements with the requirements in the new SEC Rule, Modernization of Oil and Gas Reporting Requirements. The ASU is effective for fiscal years ending on or after December 31, 2009.

      ASU 2010-6 amends existing disclosure requirements concerning fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuance, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The new disclosures and clarifications of existing disclosures were effective for this filing and all new disclosure requirements have been incorporated. The disclosures regarding the roll forward of activity in level 3 fair value measurements are effective for the Company beginning September 1, 2011.

      There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.     Management Plan

      The report of the Company's independent registered public accounting firm on the Company's audited financial statements as of August 31, 2009, contained an explanatory paragraph expressing significant uncertainty about the Company's ability to continue as a going concern. Since August 31, 2009, events have occurred that mitigate the uncertainties.

      During the nine months ended May 31, 2010, the Company undertook a well drilling program that is expected to include 35 wells. As of May 31, 2010, the Company has drilled 23 wells to total depth and each well encountered commercially productive formations. Between December 29, 2009 and March 12, 2010, the Company received net proceeds of $16,651,023 from the sale of 180 units in a private offering. It is believed that the proceeds from this offering are sufficient to fund the completion of wells in progress and to meet existing obligations for the next twelve months.

      With the additional funding, the Company plans to continue its drilling program and may raise additional capital through the sale of its common stock and the issuance of debt instruments, and may also seek other funding or corporate transactions to achieve its business objectives.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)


3.     Property and Equipment

      Oil and gas property primarily consists of various interests in oil and gas leases, wells in progress, and producing and non-producing wells.

      Capitalized costs of property and equipment at May 31, 2010 and August 31, 2009, consisted of the following:


   Oil and Gas Properties, full cost method:              May 31, 2010    August 31, 2009
                                                          ------------    ---------------

      Unevaluated costs, not subject to amortization:
         Acquisition and other costs                      $  1,715,858     $    420,478
         Wells in progress                                   2,851,508               --
                                                          -------------    -------------
            Subtotal, unevaluated costs                      4,567,366          420,478
                                                          -------------    -------------
      Evaluated costs:
         Producing and non-producing                         3,894,512          689,779
         Less, accumulated depletion                          (748,013)        (456,822)
                                                          -------------    -------------
            Subtotal, evaluated costs                        3,146,499          232,957
                                                          -------------    -------------
               Oil and gas properties, net                   7,713,865          653,435
                                                          -------------    -------------
   Other property and equipment:
       Vehicles                                                 46,248               --
       Leasehold Improvements                                   27,794               --
       Office equipment                                          2,085            1,337
         Less, accumulated depreciation                         (1,400)            (296)
                                                          -------------    -------------
           Other property and equipment, net                    74,727            1,041
                                                          -------------    -------------
   Total Property and Equipment, net                      $  7,788,592     $    654,476
                                                          =============    =============


      Interest capitalized during the three and nine months ended May 31, 2010, was $84,153 and $139,626, respectively.

      The capitalized costs of evaluated oil and gas properties are depleted using the unit-of-production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the three and nine months ended May 31, 2010, depletion of oil and gas properties was $198,474 and $291,191, respectively, or $10.50 and $10.22 per barrel of oil equivalent, respectively.

      For the three and nine months ended May 31, 2010, depreciation of other property and equipment was $882 and $1,104, respectively.

4.      Bank Loan Payable

      In May 2009 the Company arranged a credit facility with a commercial bank that provided for maximum borrowings up to $1,161,811. Proceeds from the borrowing were used to purchase pipe used to drill and complete oil and gas wells and the borrowing was collateralized primarily by the pipe. During 2010,

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

the pipe was used in the drilling program and the outstanding principal balance was periodically reduced. In April 2010 the outstanding balance was paid in full.

5.      Convertible Promissory Notes and Derivative Conversion Liability

      Between December 29, 2009, and March 12, 2010, the Company received gross proceeds of $18,000,000 from the sale of 180 Units at $100,000 per Unit. Each Unit consists of one Convertible Promissory Note ("Note") in the principal amount of $100,000 and 50,000 Series C warrants. The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and expires on December 31, 2014.

      The Company paid fees and expenses of $1,348,997 to the placement agent, and issued 1,125,000 Series D warrants, to the placement agent with an exercise price of $1.60 and an expiration date of December 31, 2014. The warrants were valued at $692,478 using the Black-Scholes-Merton option pricing model. Net cash proceeds of $16,651,023 from the sale of the Units are being used primarily to drill and complete oil and gas wells in the Wattenburg field, located in the Denver-Julesburg Basin. The Notes are collateralized by any oil and gas wells drilled, completed, or acquired with the proceeds from the offering.

      The Notes are considered hybrid debt instruments containing a detachable warrant and a conversion feature under which the proceeds of the offering are allocated to the detachable warrants, and the conversion feature based on their fair values. The warrants were determined to be a component of equity, and the fair value of the warrants was credited to additional paid in capital. Since the warrants were recorded as a component of equity, the fair value was estimated at inception and will not be re-measured in future periods. The notes contain a conversion feature, at an initial conversion price of $1.60 and subject to adjustment under certain circumstances, which allow the shareholders to convert the principal balance into a maximum of 11,250,000 common shares, plus conversion of accrued and unpaid interest into common shares, also at $1.60 per share. The conversion feature was determined to be an embedded derivative requiring the conversion option to be separated from the host contract and measured at its fair value. The conversion option will continue to be recorded at fair value each reporting period until settlement or conversion, with changes in the fair value reflected in earnings. The fair value of the conversion feature was credited to derivative conversion liability.

      As of March 12, 2010, the estimated fair value of the Series C warrants was $1,760,048. The estimated fair value of the conversion feature was $3,455,809. Allocation of value to the components as of March 12, 2010, resulted in a debt discount of $5,215,857, which will be amortized over the 36 month life of the Notes.

      The Company estimated the fair value of the warrants and the conversion feature at inception by using the Black-Scholes-Merton option pricing model. The following assumptions were the same for both components: volatility of 55%, dividend yield of 0%, and interest rate of 1.5%. The expected term of the derivative conversion liability was 1.5 years and the expected term of the warrants was 5 years. The Black-Scholes-Merton option pricing model also requires an assumption about the fair value of the Company's common stock. It was concluded that the Company's stock is traded in an illiquid market, and the reported sales prices may not represent fair value. (See Note 10.) As a result, the value of the common stock was assumed to be $1.39 by using a model that estimated the enterprise value of the Company based upon oil and gas reserve estimates.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

      The fair value of the derivative conversion liability was adjusted as of May 31, 2010, to reflect the change in value during the quarter. The estimated fair value of the derivative conversion liability as of May 31, 2010, was $6,220,697, an increase in fair value of $2,764,888, which was recorded as a change in value of derivative liability. Further discussion of fair value is included in Note 10.

      The valuation model as of May 31, 2010 was changed from the Black-Scholes-Merton option pricing model to a Monte Carlo Simulation (MCS) model, with the following assumptions: discount rate of 6.47%, volatility of 58%, and expected common stock value of $1.63. The Company believes this model provides a more robust method to determine estimates of the future share prices of its common stock, which is a significant input to the calculation. Further, the use of a MCS model allows the use of stochastic methodology which allows for simulations when the payoff depends upon the path followed by the underlying variable, i.e., the common stock price. Payoffs can occur at several times during the life of the conversion feature rather than at the end of its life. The change in valuation methods increased the change in derivative conversion liability by approximately $300,000, which was included in the change in the fair value of derivative liability reported for the period.

      Certain details of the initial value allocation and subsequent activity are presented in the following table:

                                                 Derivative     Convertible
                                                  Liability      Promissory
                                  Warrants                          Note
                                  --------       ----------     -----------

Face value of debt                                               $18,000,000
Allocation of value to           $ 1,760,048      $3,455,809      (5,215,857)
components
Change in value of                                 2,764,888
derivative liability
Accretion of debt discount                                           622,214
                                  ----------     ------------   -------------
Carrying value at May 31, 2010    $1,760,048      $6,220,697     $13,406,357
                                  ==========     ============   =============

6.     Asset Retirement Obligations

      During the nine months ended May 31, 2010, the Company incurred obligations for its oil and gas operations which include estimated reclamation, remediation and closure costs. The estimated present value of the obligations was determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations. Changes in estimates are reflected in the obligations as they occur.

      The following table summarizes the change in asset retirement obligations for the nine months ended May 31, 2010:

        Balance, beginning  of period              $       --
          Liabilities incurred                        182,771
          Liabilities settled                              --
          Accretion                                     1,534
          Revisions in estimated liabilities               --
                                                   -----------
        Balance, end of period                     $  184,305
                                                   ===========

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

7.     Shareholders' Equity

      During the nine months ended May 31, 2010, no common shares were issued. The carrying value of additional paid in capital increased $17,790 to reflect the pro-rata recognition of stock based compensation for options issued in prior periods. Additional paid in capital increased $2,452,526 to reflect the value of the Series C and Series D warrants issued in connection with the private offering dated November 27, 2009.

      As of May 31, 2010, there were various warrants outstanding to purchase 15,286,466 shares of common stock. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series A warrants expire on December 31, 2012, or earlier under certain conditions. As of May 31, 2010, there were Series A warrants outstanding to purchase 4,098,000 shares of common stock. Each Series B warrant entitles the holder to purchase one share of common stock at a price of $10.00 per share. The Series B warrants expire on December 31, 2012, or earlier under certain conditions. As of May 31, 2010, there were Series B warrants outstanding to purchase 1,000,000 shares of common stock. Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share. The Series C warrants expire on December 31, 2014. As of May 31, 2010, there were Series C warrants outstanding to purchase 9,000,000 shares of common stock.

      In addition to the Series A, B and C warrants, the Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one Unit (which Unit is identical to the Units sold under the Private Offering Memorandum dated December 1, 2008) at a price of $3.60. Each Unit consists of two shares of common stock, one Series A warrant, and one Series B warrant. To maintain comparability of the placement agent warrants with the other warrants, the placement agent warrants are presented as 63,466 shares at an exercise price of $1.80. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised, and are disclosed as a commitment in the Related Party Transactions and Commitments footnote.

      In connection with the 180 Units sold pursuant to an Offering Memorandum dated November 27, 2009, the Company issued 1,125,000 Series D warrants to the placement agent for the offering. The Series D warrants are exercisable at a price of $1.60 per share and expire on December 31, 2014. The warrants are an equity instrument and were valued at $692,478 using the Black-Scholes-Merton option pricing model. The value was recorded as a debt issuance cost and will be amortized over 36 months.

      The following table summarizes activity for common stock warrants for the period from August 31, 2009 to May 31, 2010:

                                              Number         Weighted average
                                            of warrants       exercise price
                                            -----------      ----------------


            Outstanding, August 31, 2009      5,161,466              $6.72
            Granted                          10,125,000                 --
            Exercised                                --                 --
                                             -----------
            Outstanding, May 31, 2010        15,286,466              $5.92
                                             ===========

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

         The following table summarizes information about the Company's issued and outstanding common stock warrants as of May 31, 2010:

                                             Remaining        Exercise Price
              Exercise       Number of      Contractual        times Number
                Price          Shares      Life (in years)      of Shares
              --------       ---------     ---------------    --------------

              $  1.60        1,125,000           4.6           $ 1,800,000
              $  1.80           63,466           2.6           $   114,239
              $  6.00        4,098,000           2.6           $24,588,000
              $  6.00        9,000,000           4.6           $54,000,000
               $10.00        1,000,000           2.6           $10,000,000

8.     Stock-Based Compensation

      No stock based compensation was granted during the nine months ended May 31, 2010.

      The Company recorded stock-based compensation expense of $17,790 and $10,282,000 for the nine months ended May 31, 2010 and 2009, respectively. The estimated unrecognized compensation cost from unvested stock options as of May 31, 2010, was approximately $155,000, which will be recognized ratably through December 31, 2013.

      The following table summarizes activity for stock options for the period from August 31, 2009 to May 31, 2010:

                                      Number of      Weighted average
                                       shares         exercise price

Outstanding August 31, 2009           4,100,000            $ 5.44
Granted                                      --                --
Exercised                                    --                --
                                     -----------
Outstanding, May 31, 2010             4,100,000            $ 5.44
                                     ===========

      The following table summarizes information about outstanding stock options as of May 31, 2010:

  Exercise      Number of     Remaining     Weighted    Number        Aggregate
                             Contractual    Average
                              Life (in      Exercise                  Intrinsic
   Prices         Shares       years)         Price     Exercisable     Value
-------------   -----------  ------------   ----------  -----------------------
   $10.00        2,000,000       3.0         $10.00     2,000,000         --
   $1.00         2,000,000       3.0          $1.00     2,000,000     $3,200,000
   $3.00           100,000       8.6          $3.00        10,000         --
               -----------                             ----------
                4,100,000       3.2          $5.44      4,010,000
               ===========                             ==========

9.     Related Party Transactions and Commitments

      The Company's executive officers control two entities that have entered into agreements with the Company. The entities are Petroleum Management, LLC ("PM") and Petroleum Exploration and Management, LLC ("PEM").

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

      Effective June 11, 2008, the Company entered into an Administrative Services Agreement with PM. The Company pays $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and pays $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. Additional goods or services provided to the Company by PM, such as employees, independent contractors or oil and gas professionals, and equipment, are reimbursed at actual cost. Either party may terminate the agreement with 30 days notice. For each of the nine month periods ended May 31, 2010 and 2009, the Company paid $180,000 under the administrative services agreement. Effective June 30, 2010, the Company terminated the agreement to provide office support services.

      Effective August 7, 2008, the Company entered into a letter of intent with the related entities that provides an option to acquire working interests in oil and gas leases which are owned by PM and/or PEM. The oil and gas leases cover 640 gross acres in Weld County, Colorado, and subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The letter of intent had an original expiration date of November 1, 2008, but has been extended by mutual agreement to August 31, 2010. As of May 31 2010, the Company had exercised its options on all available leases at a total cost of $360,000.

      During the nine months ended May 31, 2010, the Company agreed to purchase certain oil and gas equipment with an aggregate cost of $353,148 from PM. As of May 31 2010, $68 was due to PM. PEM is a joint working interest owner of certain wells operated by the Company. During the nine months ended May 31, 2010, joint interest costs of $537,295 were billed to PEM and, as of May 31, 2010, a balance of $197,729 was due from PEM. Similarly, the Company collected certain oil and gas revenues on behalf of PEM for the nine months ended May 31, 2010, and, as of May 31, 2010, owed PEM a balance of $37,158.

      On June 11, 2008, the Company entered into two year employment agreements with its executive officers. For each of the nine month periods ended May 31, 2010 and 2009, the Company paid $225,000 under these agreements.

      On June 1, 2010 the Company entered into new employment agreements with its executive officers. The employment agreements, which expire on May 31, 2013, provide that Synergy will pay each executive officer a monthly salary of $25,000. As additional consideration, the officers will receive shares of the Company's common stock for every fifty wells that begin production after June 1, 2010.

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

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

10.     Fair Value Measurements

      The following table sets forth by level within the fair value hierarchy the Company's financial assets and financial liabilities as of May 31, 2010, that were measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

      The following table presents the Company's financial instruments measured at fair value on a recurring basis:


                                 Level    Level 2       Level 3     Total
                               --------- ---------   ----------- -----------
 Assets
     None                      $   --     $  --        $     --    $     --

 Liabilities
    Derivative Conversion
     Liability                      --          --      6,220,697   6,220,697

      The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

      Level 1 Fair Value Measurements - As of May 31 2010, the Company did not have assets or liabilities measured under a Level 1 fair value hierarchy.

      Level 2 Fair Value Measurements - As of May 31, 2010, the Company did not have assets or liabilities measured under a Level 2 fair value hierarchy.

      Level 3 Fair Value Measurements - In determining the fair value associated with the conversion feature of the Company's convertible notes, the Company uses various valuation methodologies. The Company continuously evaluates its methodologies and makes changes when better information to determine the fair value becomes available. For the fair value of the conversion feature, the Company has previously used a BSM approach until this quarter when it switched to a Monte Carlo Simulation (MCS) model. The Company believes this model provides a more robust method to determine estimates of the future share prices of its common stock, which is a significant input to the Company's calculation. Further, the use of a MCS model allows the use of stochastic methodology which allows for simulations when the payoff depends upon the path followed by the underlying variable, the Company's stock price. Payoffs can occur at several times during the life of the conversion feature rather than just at the very end of its life. The change in valuation methods did not have a significant impact on the Company's results of operations.

      The Company makes certain assumptions in determining the inputs to the fair value models discussed above. These include, among other things, assumptions about the volatility of the instruments, the future share prices of the Company's stock, the expected terms of the instruments, and the liquidity of its stock. The Company has determined that its stock is traded in an illiquid market. This is due, in part, because there has been limited trading activity in the Company's stock, and when it has traded, the price has fluctuated widely. The Company considers its common stock to be "thinly traded" and any last

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

reported sale prices may not be a true market-based valuation of the common stock. As of May 31, 2010 the Company only had 11,998,000 shares outstanding, and full conversion of the Notes would essentially double the amount of shares outstanding. In addition, due to the "thinly traded" nature of the Company's stock, a conversion of the Notes could place downward pressure on the Company's share price. The Company incorporates an illiquidity assumption into the fair value by using a diluted share price in the MCS. Some of the assumptions are considered unobservable inputs. As such, the measurement of the fair value of the conversion feature is considered a Level 3 fair value input.

      Other financial instruments not measured at fair value on a recurring basis include cash and equivalents, accounts receivable, accounts payable, and accrued expenses. The financial statement carrying amounts of these items approximate their fair values due to their short term nature.

      The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation, amounts and timing of settlement, the credit adjusted risk free interest rate, and inflation rates. Asset retirement obligations incurred in the current period were Level 3 fair value measurements. A summary of the change in the fair value of the asset retirement obligation is presented in Note 6.

11.     Subsequent Events

      Subsequent to May 31, 2010, holders of Convertible Promissory Notes with a face amount of $1,340,000 plus accrued interest elected to convert the Notes into 837,812 shares of common stock at the conversion price of $1.60 per share.

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

      Our first oil and gas well began producing in February, 2009. Prior to that time we did not have any revenue from the sale of oil or gas. As of May 31, 2010, we had:

     o    thirteen producing oil and gas wells; and

     o    twelve wells which were in the process of completion.


      Our future plans will be dependent upon the amount of capital we are able to raise and the cash flow from our producing properties. We expect that most of our wells will be drilled in the Denver - Julesburg ("D-J") Basin in northeast Colorado.

      The following discussion analyzes our financial condition at May 31, 2010 and summarizes the results of our operations for the three and nine months ended May 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the financial statements included as part of this report and with our audited financial statements for the period ended August 31, 2009, including footnotes thereto, and the discussion and analysis included in our Form 10-K report filed with the SEC.

      Exploration Stage Company. We were considered an exploration stage company for accounting purposes until August 31, 2009. During the nine months ended May 31, 2010, we drilled 23 development wells which have either commenced production or are expected to begin generating revenue during the next several months. Accordingly, our financial statements are presented to reflect our exit from the exploration stage.

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

      During the nine months ended May 31, 2010, we undertook a drilling program that is expected to include thirty-five wells. Through July 8, 2010, we drilled twenty-six wells to total depth and each well encountered commercially productive formations. Between December 29, 2009 and March 12, 2010, we received net proceeds of $16,651,023 from the sale of 180 units in a private offering. It is believed that the proceeds from this offering are sufficient to fund the completion of wells in progress and to meet existing obligations for the next twelve months.

RESULTS OF OPERATIONS

For the three months ended May 31, 2010 and May 31, 2009
--------------------------------------------------------

      Material changes of certain items in our Statements of Operations for the three months ended May 31, 2010 and 2009 are discussed below.

      Oil and gas revenues and related expenses increased during the three months ended May 31, 2010. Our first wells began producing in February 2009. Since May 31, 2009, eleven new wells have begun producing revenue, including seven new wells that were brought on-stream during the three months ended May 31, 2010.

      Oil and gas sales for the three months ended May 31, 2010, are summarized in the following table:

                                 Oil            Gas       Total
                                -----          -----      -----
                                (bbl)          (mcf)      (boe)

      Production volumes         4,679        54,024       13,683
      Revenues               $ 356,818      $250,434    $ 607,253
      Average sales price    $   76.26         $4.64    $   44.38

      General and administrative expenses decreased during the current three-month period, primarily because of a decrease in stock based compensation. In connection with our acquisition of predecessor Synergy in September 2008, we issued options covering 4,000,000 shares of common stock to replace similar options that had previously been issued by predecessor Synergy. The pro-rata portion of the fair value of the options allocated to the three months ended May 31, 2009 was $3,429,396. During the three months ended May 31, 2010, stock based compensation decreased to $6,962. The decrease in stock compensation was partially offset by increases in substantially all other general and administrative expenses, including salaries, professional fees, investor relations, and insurance. Our general and administrative expenses have increased, and are expected to further increase, as we increase the number of wells that we operate.

      Other expenses increased significantly in 2010 as a result of expenses associated with the sale of $18,000,000 convertible promissory notes. Furthermore, the conversion feature of the debt is considered an embedded derivative that must be recorded as a liability at its estimated fair value. As of May 31, 2010, the fair value of the derivative liability was estimated to be $6,220,697 and the change in derivative liability for the three months ended May 31, 2010, was recorded as an additional expense of $2,764,888.

For the nine months ended May 31, 2010 and May 31, 2009
-------------------------------------------------------

      Material changes of certain items in our Statements of Operations for the nine months ended May 31, 2010 and 2009 are discussed below.

      Oil and gas revenues and related expenses increased during the nine months ended May 31, 2010. Our first wells began producing in February 2009. Eleven new wells were brought on-stream during the nine months ended May 31, 2010.

      Oil and gas sales for the nine months ended May 31, 2010, are summarized in the following table:

                                 Oil           Gas        Total
                                -----         -----       -----
                                (bbl)         (mcf)       (boe)

      Production volumes         8,327        75,340       20,884
      Revenues                $601,415      $394,349     $995,764
      Average sales price     $  72.22      $   5.23     $  46.78

      General and administrative expenses decreased during the current nine-month period, primarily because of a decrease in stock based compensation. In connection with our acquisition of predecessor Synergy in September 2008, we issued options covering 4,000,000 shares of common stock to replace similar options that had previously been issued by predecessor Synergy. The pro-rata portion of the fair value of the options allocated to the nine months ended May 31, 2009 was $10,282,000. During the nine months ended May 31, 2010, stock based compensation decreased to $17,790. The decrease in stock compensation was partially offset by increases in substantially all other general and administrative expenses, including salaries, professional fees, investor relations, and insurance. Our general and administrative expenses have increased, and are expected to further increase, as we increase the number of wells that we operate.

      Other expenses increased significantly in 2010 as a result of expenses associated with the sale of $18,000,000 convertible promissory notes. Furthermore, the conversion feature of the debt is considered an embedded derivative that must be recorded as a liability at its estimated fair value. As of May 31, 2010, the fair value of the derivative liability was estimated to be $6,220,697 and the change in derivative liability for the nine months ended May 31, 2010, was recorded as an additional expense of $2,764,888.

Trend and Outlook
-----------------

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

LIQUIDITY AND CAPITAL RESOURCES

      Our sources and (uses) of funds for the nine months ended May 31, 2010 and 2009 are shown below:

                                                        Nine Months Ended
                                                 ------------------------------
                                                 May 31, 2010      May 31, 2009

Cash (used in) operating activities              $  (984,550)      $  (621,623)
Acquisition of oil and gas properties,
    equipment, drilling and completion costs      (5,717,527)       (2,460,439)
Proceeds from sale of convertible notes,
    net of debt issuance costs                    16,651,023                --
Proceeds from bank debt                                              1,161,811
Proceeds from sale of stock, net of offering costs        --           680,895
Principal repayments                              (1,161,811)               --
Other                                                     --             3,987
Cash on hand at beginning of period              $        --      $  1,239,356

      In May 2009 we borrowed $1,161,811 from a commercial bank. The loan proceeds were used to purchase, and the loan was collateralized primarily by, pipe used to drill and complete oil and gas wells. During 2010, we used the pipe in our drilling program and periodically reduced the outstanding principal balance of the borrowing. In April 2010 the remaining outstanding balance was paid in full.

      Between December 2009 and March 2010 we received net proceeds of $16,651,023 from the private sale of 180 Units in six tranches. The Units were sold at a price of $100,000 per Unit. Each Unit consisted of one Promissory Note in the principal amount of $100,000 and 50,000 Series C warrants. The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. At any time after May 31, 2010, the Notes can be converted into shares of our common stock, initially at a conversion price of $1.60 per share. Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time on or before December 31, 2014.

      The proceeds from the sale of the Units have been used to drill and complete oil and gas wells in the Wattenburg field located in the Denver-Julesburg Basin. The Notes are secured by any oil or gas wells drilled, completed or acquired with the proceeds from the offering.

      For financial statement purposes, we allocated a portion of the $18,000,000 gross proceeds to the value of the warrants and valued the conversion feature at fair value as it was an embedded derivative requiring separation and reporting as a liability. As of March 12, 2010, the day that we completed the offering, we estimated that the value of the warrants was $1,760,048, which was reclassified from debt to additional paid in capital. We estimated that the value of the conversion feature was $3,455,809, which was classified as an embedded derivative liability. As of March 12, 2010, the amounts allocated to the warrants and the derivative conversion liability were recorded as a debt discount of $5,215,857, which will be amortized over the 36 month life of the Notes.

      The fair value of the derivative conversion liability was adjusted as of May 31, 2010, to reflect the change in value during the quarter. The estimated fair value of the derivative conversion liability as of May 31, 2010, was $6,220,697, an increase in fair value of $2,764,888, which was recorded as a change in value of derivative liability. Further discussion of fair value methods and assumptions is included in Note 10.

      Our operating expenses requiring cash currently approximate $150,000 per month which amount includes salaries and other corporate overhead. Our capital requirements for the next twelve months include completion of the remaining wells in our 2010 drilling program and various other projects for remaining costs of approximately $8,000,000 to $10,000,000. We have not developed our capital expenditure plan for fiscal year 2011, but expect to add to our oil and gas properties during that period. As our future capital expenditure plans may exceed our available capital resources, it may be necessary to seek additional funding. Our capital expenditure plans are subject to periodic revision based upon the availability of funds and expected return on investment.

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

      A decline in oil and gas prices (i) will reduce our cash flow which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing or worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, and (v) may result in marginally productive oil and gas wells being abandoned as non-commercial. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

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

CONTRACTUAL OBLIGATIONS

                                 Year 1       Year 2      Year 3        Total
                                 ------       ------      ------        -----

Purchase Obligations            $645,000     $600,000    $600,000    $1,845,000
Principal - Convertible
Promissory Notes                       -            -   18,000,000   18,000,000
Interest - Convertible
Promissory Notes               1,440,000    1,440,000    1,080,000    4,320,000


      The following table summarizes our contractual obligations as of May 31, 2010:


OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources

CRITICAL ACCOUNTING POLICIES

      Since the filing of the Form 10-K for the year ended August 31, 2009, the following critical accounting policies have been implemented. There are no material changes to the other critical accounting policies.

       Capitalized Interest: We capitalize interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized during the period that activities are in progress to bring the projects to their intended use.

      Asset Retirement Obligations: Our activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The amount of the liability is accreted each period by our credit adjusted risk free interest rate. The costs associated with the obligation are added to the capitalized costs of the property and amortized using the unit of production method.

      Derivative Liability: We account for the embedded conversion features in our convertible promissory notes in accordance with the guidance for derivative instruments, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as a charge or credit to operations.

      Debt Issuance Costs: Debt issuance costs include issuance costs incurred in connection with the sale of the Company's Convertible Promissory Notes, which are being amortized over the three year term of the Notes (see Note 5).

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

Item 4.  Controls and Procedures.

      We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2010, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

      There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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




                                      SYNERGY RESOURCES CORPORATION

Date:  July 14, 2010
                                      By: /s/ Ed Holloway
                                          -----------------------------------
                                          Ed Holloway, President and Principal
                                          Executive Officer



Date:  July 14, 2010
                                      By: /s/ Frank L. Jennings
                                          -----------------------------------
                                          Frank L. Jennings, Principal Financial
                                          and Accounting Officer