Form 10-K
period 2010-08-31
SYNERGY RESOURCES CORP
filed 2010-11-24
CIK 1413507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2010.
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number:  None

                          SYNERGY RESOURCES CORPORATION
                    ----------------------------------------
                   (Exact name of registrant as specified in its charter)

                COLORADO                              20-2835920
     -------------------------------            -------------------
     (State or other jurisdiction of              (I.R.S.Employer
      incorporation or organization)             Identification No.)

    20203 Highway 60,  Platteville, CO                  80651
 ----------------------------------------          --------------
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

Large accelerated filer  [ ]                     Accelerated filer  [ ]

Non-accelerated filer  [ ]
(Do not check if a smaller reporting company)    Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on February 28, 2010, as quoted on the OTC Bulletin Board, was approximately $11,200,000.

As of November 15, 2010, the Registrant had 13,823,481 issued and outstanding shares of common stock.

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

      Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

       o The success of our exploration and development efforts;
       o The price of oil and gas;
       o The worldwide economic situation;
       o Any change in interest rates or inflation;
       o The willingness and ability of third parties to honor their contractual commitments;
       o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
       o Our capital costs, as they may be affected by delays or cost overruns;
       o Our costs of production;
       o Environmental and other regulations, as the same presently exist or may later be amended;
       o Our ability to identify, finance and integrate any future acquisitions; and
       o The volatility of our stock price.

ITEM 1.  BUSINESS

Overview

      We are an oil and gas operator in Colorado and are focused on the acquisition, development, exploitation, exploration and production of oil and natural gas properties primarily located in the Wattenberg field in the D-J Basin in northeast Colorado. As ofNovember 15, 2010 we had 19,792 gross and 13,556 net acres under lease, all of which are located in the D-J Basin. Of this acreage, 1,507 gross acres are held by production. During the year ended August 31, 2010, we drilled and completed 36 development wells on our acreage. At August 31, 2010, our estimated net proved oil and gas reserves, as prepared by our independent reserve engineering firm, Ryder Scott Company, L.P., were 4.5 Bcf of natural gas and 672.8 MBbls of oil and condensate.

Business Strategy

      Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves and cash flow through acquisitions, development, exploitation, exploration and divestiture of oil and gas properties. We intend to follow a balanced risk strategy by allocating capital expenditures in a combination of lower risk development and exploitation activities and higher potential exploration prospects. Key elements of our business strategy include the following:

     o Concentrate on our existing core area in the D-J Basin, where we have significant operating experience. All of our current wells and undeveloped acreage are located within the D-J Basin. Focusing our operations in this area leverages our management, technical and operational experience in the basin.

     o Develop and exploit existing oil and natural gas properties. Since our inception our principal growth strategy has been to develop and exploit our acquired and discovered properties to add proved reserves. As of November 15, 2010, we have identified over sixty development and extension drilling locations and over twenty recompletion/workover projects on our existing properties and wells.

     o Complete selective acquisitions. We seek to acquire undeveloped and producing oil and gas properties, primarily in the PlaceNameplaceD-J PlaceTypeBasin. We will seek acquisitions of undeveloped and producing properties that will provide us with opportunities for reserve additions and increased cash flow through production enhancement and additional development and exploratory prospect generation opportunities.

     o Retain control over the operation of a substantial portion of our production. As operator on a majority of our wells and undeveloped acreage, we control the timing and selection of new wells to be drilled or existing wells to be recompleted. This allows us to modify our capital spending as our financial resources allow and market conditions support.

     o Maintain financial flexibility while focusing on controlling the costs of our operations. We intend to finance our operations through a mixture of debt and equity capital as market conditions allow. Our management has historically been a low cost operator in the D-J Basin and we continue to focus on operating efficiencies and cost reductions.

Competitive Strengths

        We believe that we are positioned to successfully execute our business strategy because of the following competitive strengths:

     o Management experience. Our key management team possesses an average of thirty years of experience in the oil and gas industry, primarily within the D-J Basin. Members of our management team have drilled, participated in drilling, and/or operated over 350 wells in the D-J Basin.

     o Balanced oil and natural gas reserves and production. At August 31, 2010, approximately 48% of our estimated proved reserves were oil and condensate and 52% were natural gas. We believe this balanced commodity mix will provide diversification of sources of cash flow and will lessen the risk of significant and sudden decreases in revenue from short-term commodity price movements.

     o Ability to recomplete D-J Basin wells numerous times throughout the life of a well. We have experience with and knowledge of D-J Basin wells that have been recompleted up to four times since initial drilling. This provides us with numerous high return recompletion investment opportunities on our current and future wells and the ability to manage the production through the life of a well.

     o Insider ownership. At November 15, 2010 our directors and executive officers beneficially owned approximately 71 % of our outstanding shares of common stock, providing a strong alignment of interest between management, the board of directors and our outside shareholders.

Recent Developments

      On October 7, 2010, we completed the acquisition of oil and gas properties in the Wattenberg Field within the D-J Basin from Petroleum Management, LLC and Petroleum Exploration & Management, LLC for approximately $1.0 million. These properties include 6 producing oil and gas wells (100% working interest/ 80% net revenue interest), 2 shut in oil wells (100% working interest/ 80% net revenue interest), 15 drill sites (net 6.25 wells) and miscellaneous equipment. See Item 13 of this report for more information regarding our affiliation with Petroleum Management and Petroleum Exploration & Management.

      On October 14, 2010, we announced the results of initial 24 hour flow tests of four wells on our M&T Farms lease. These initial results are listed in the table below.

                 Primary       SYRG
                Producing     Working
  Well Name     Formation    Interest   Oil (Bbls)  Gas (Mcf)       BOE
  ---------     ---------    --------   ----------  ---------      -----
   #33-10 D      Codell       72.50%       130.0      210.9        165.2
    #10 DD       Codell       72.50%       165.3      353.8        224.3
   #43-10 D      Codell       72.50%       187.9      285.8        235.5
    #10 XD       Codell       36.25%       162.8      390.8        227.9
    #10 TD       J-Sand       36.25%         *          *            *
    #34-10       J-Sand       72.50%         *          *            *

* Initial results are not available as of November 15, 2010 as the wells were in the process of being completed.

      "Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons. "Mcf" refers to one thousand cubic feet. A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Well and Production Data

      Since September 2008, we have drilled and completed 36 oil and gas wells.

      During the periods presented, we drilled or participated in the drilling of the following wells. We did not drill any exploratory wells during these years.

                                      Years Ended August 31,
                               --------------------------------------
                                    2010                  2009
                               ---------------       ----------------
                               Gross       Net       Gross        Net
Development Wells:
 Productive:
    Oil                         36        23.8          2         0.75
    Gas                         --          --         --           --
    Nonproductive               --          --         --           --

Total Wells:
 Productive:
    Oil                         36        23.8          2         0.75
    Gas                         --          --         --           --
    Nonproductive               --          --         --           --


      As of November 15, 2010 two wells were in the process of completion.

      The following table shows our net production of oil and gas, average sales prices and average production costs for the periods presented:

                                        Years Ended August 31,
                                        ----------------------
                                          2010          2009
                                          ----          ---
 Production

   Oil (Bbls)                             21,080       1,730
   Gas (Mcf)                             141,154       4,386
 Average sales price
   Oil ($/Bbl)                            $68.38      $45.59
   Gas ($/Mcf)                             $5.08       $3.48

 Average production costs per BOE          $7.25       $4.70

      Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

      We are not obligated to provide a fixed and determined quantity of oil or gas to any third party in the future. During the last three fiscal years, we have not had, nor do we now have, any long-term supply or similar agreement with any government or governmental authority.

      Prior to September 1, 2008, we did not drill, or participate in the drilling, of any oil or gas wells, or produce or sell any oil or gas.

Oil and Gas Properties and Proven Reserves

      We evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects, which, in the opinion of our management, are favorable for the production of oil or gas. If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area. We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      We may also:

      o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

      o  purchase producing oil or gas properties.

       Our activities are primarily dependent upon available financing.

      Title to properties we acquire may be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions may be obtained before commencement of drilling operations.

      The following table shows, as of November 15, 2010, by state, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

 State          Productive Wells    Developed Acreage    Undeveloped Acreage(1)
 -----         ------------------  -------------------  -----------------------
               Gross         Net    Gross         Net    Gross           Net
               -----         ---    -----         ---    -----           ---
  Colorado        46        32.6     1,387      1,096    15,630        9,685
  Nebraska         -           -         -          -     2,560        2,560
  Wyoming          -           -         -          -       215          215
                  --        ----     -----      -----    ------       ------
     Total        46        32.6     1,387      1,096    18,405       12,460
                  ==        ====     =====      =====    ======       ======

(1) Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of November 15, 2010, the status of our gross acreage.

      State                   Held by Production     Not Held by Production
      -----                   ------------------     ----------------------
      Colorado                       1,507                  15,510
      Nebraska                          --                   2,560
      Wyoming                           --                     215
                                        --                     ---
      Total                          1,507                  18,285
                                     =====                  ======

      Acres that are Held by Production remain in force so long as oil or gas is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the leased acreage. At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

      We do not own any overriding royalty interests.

      Ryder Scott Company, L.P. ("Ryder Scott") prepared the estimates of our proved reserves, future productions and income attributable to our leasehold interests for the year ended August 31, 2010. Ryder Scott is an independent petroleum engineering firm that has been providing petroleum consulting services worldwide for over seventy years. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by teams of geoscientists and engineers employed at Ryder Scott. The report of Ryder Scott is filed as Exhibit 99 to this report.

      Ed Holloway, our President, oversaw the preparation of the reserve estimates by Ryder Scott. Mr. Holloway has over thirty years experience in oil and gas exploration and development.

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

       Estimates of volumes of proved reserves at year end are presented in barrels (Bbls) for oil and for, natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

       The proved reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods include decline curve analysis, which utilized extrapolations of historical production and pressure data available through August 31, 2010 in those cases where this data was considered to be definitive. The data used in this analysis obtained from public data sources and were considered sufficient for calculating producing reserves.

       The proved non-producing and undeveloped reserves were estimated by the analogy method. The analogy method uses pertinent well data auditor, obtained from public data sources that were available through August 2010.

      Below are estimates of our net proved reserves, all of which are located in Colorado.

     Summary of Oil and Gas Reserves as of August 31, 2010

                              Oil         Gas                BOE
                            ------       -----               ---
                            (Bbls)       (MCF)
      Proved
        Producing           125,159      887,290           273,041
        Non- Producing      270,294    1,461,737           513,917
      Undeveloped           281,232    2,132,024           636,569
                            -------    ---------           -------
                            676,685    4,481,051           1,423,527
                            =======    =========           =========

     Below are estimates of our present value of estimated future net revenues from such reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities
- Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended August 31, 2010. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

                                                  Proved
                       -------------------------------------------------------
                               Developed
                       ---------------------------                   Total
                        Producing    Non-Producing   Undeveloped     Proved
                        ---------    -------------   -----------     ------
Future gross revenue   $12,323,383    $24,126,662    $28,220,857   $64,670,902
Deductions              (3,591,012)   (10,865,282)   (24,687,877)  (39,144,171)
Future net cash flow   $ 8,732,371    $13,261,380    $ 3,532,980   $25,526,731
Discounted future net
  cash flow            $ 4,813,654    $ 6,846,165    $ 1,362,578   $13,022,397

      In general, the volume of production from our oil and gas properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves or conducts successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Accordingly, volumes generated from our future activities are highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

Potential Acquisition of Oil and Gas Properties from Petroleum Exploration & Management

      We have a nonbinding letter of intent with Petroleum Exploration & Management LLC, a company owned equally by Ed Holloway and William E. Scaff, Jr., two of our officers, to potentially acquire oil and gas properties located in the Wattenberg Field of the D-J Basin.

      The assets which we may acquire consist of the following:

         o  87 producing oil and gas wells;
         o  one shut-in well; and
         o  oil and gas leases covering 6,968 gross acres in the D-J Basin.

      PEM's working interest in the wells ranges between 3% and 100%. PEM's net revenue interest in the wells ranges between 2.44% and 80%.

      Although, as of November 15, 2010, we had not reached any agreement with Mr. Holloway and Mr. Scaff as to the amount we may pay for PEM's oil and gas properties, or how the purchase price will be paid (which may include a combination of cash, shares of our common or preferred stock, or debt), we estimate the cost of acquiring these assets will range between approximately $14.0 million and $17.0 million, and will be based on the following:

         o estimated proved reserves of the oil and gas properties, discounted at 10% value of undeveloped leases;
         o  value of undeveloped leases;
         o value of related oil and gas equipment, including tank batteries, compressors, and distribution lines.

      It is our intention not to assume any of PEM's liabilities. However, we may find it advantageous to assume PEM's liabilities, in which case we would need to pay the liabilities as they became due, but the price we would pay for PEM's properties would be reduced.

      In our opinion, it would be advantageous to acquire the oil and gas properties from PEM since we believe that the future value of the properties, assuming our efforts to stimulate production from PEM's wells are successful, will be substantially higher than the price we are ultimately willing to pay for these properties.

      The completion of the acquisition would be contingent upon the following:

          o the approval of the transaction by a majority of our disinterested directors
          o the approval of the transaction, at a special meeting of our shareholders, by the vote of shareholders owning a majority of the shares in attendance at the meeting, whether in person or by proxy, with Mr. Holloway and Mr. Scaff not voting, and
          o the receipt of "fairness opinion" concerning the price we plan to pay PEM for its oil and gas properties.

Government Regulation

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which we plan to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

      The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. FERC's jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

      FERC has pursued policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. We do not know what effect FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

      Our sales of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and gas is produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

      As with the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve our natural resources and the environment. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

      The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In the opinion of our management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict and joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. We are required to maintain such permits or meet general permit requirements. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants. We believe that we will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on us.

      The EPA recently amended the Underground Injection Control, or UIC, provisions of the federal Safe Drinking Water Act (the "SDWA") to exclude hydraulic fracturing from the definition of "underground injection." However, the U.S. Senate and House of Representatives are currently considering the FRAC Act, which will amend the SDWA to repeal this exemption. If enacted, the FRAC Act would amend the definition of "underground injection" in the SDWA to encompass hydraulic fracturing activities, which could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

      On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Consequently, the EPA proposed two sets of regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.

     Also, on June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (the "ACESA") which would establish an economy-wide cap-and-trade program to reduce United States emissions of greenhouse gases including carbon dioxide and methane that may contribute to the warming of the Earth's atmosphere and other climatic changes. If it becomes law, ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system.

      Climate change has emerged as an important topic in public policy debate regarding our environment. It is a complex issue, with some scientific research suggesting that rising global temperatures are the result of an increase in greenhouse gases, which may ultimately pose a risk to society and the environment. Products produced by the oil and natural gas exploration and production industry are a source of certain greenhouse gases, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations.

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

General

      Our offices are located at 20203 Highway 60, Platteville, CO 80651. Our office telephone number is (970) 737-1073 and our fax number is (970) 737-1045.

      The Platteville office and equipment yard is rented to us pursuant to a lease with HS Land & Cattle, LLC, a firm controlled by Ed Holloway and William
E. Scaff, Jr., two of our officers. The lease requires monthly payments of $10,000 and expires on July 1, 2011.

      As of November 15, 2010, we had seven full time employees.

      Neither we, nor any of our properties, are subject to any pending legal proceedings.

ITEM 1A.  RISK FACTORS

      Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable

ITEM 2.   PROPERTIES

      See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

      On February 27, 2008, our common stock began trading on the OTC Bulletin Board under the symbol "BRSH." There was no established trading market for our common stock prior to that date.

      On September 22, 2008, a 10-for-1 reverse stock split, approved by our shareholders on September 8, 2008, became effective on the OTC Bulletin Board and our trading symbol was changed to "SYRG.OB."

      Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended                                         High     Low
      -------------                                         ----     ---
       November 30, 2008                                   $4.75     $3.10
       February 28, 2009                                   $3.45     $1.25
       May 31, 2009                                        $1.80     $1.45
       August 31, 2009                                     $1.80     $1.10

       November 30, 2009                                   $1.47     $1.00
       February 28, 2010                                   $3.86     $1.35
       May 31, 2010                                        $3.85     $2.40
       August 31, 2010                                     $3.00     $2.25

      As of November 15, 2010, we had 13,823,481 outstanding shares of common stock and 110 shareholders of record. The number of beneficial owners of our common stock is substantially higher.

      Holders of our common stock are entitled to receive dividends as may be declared by our board of directors. Our board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

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

      On December 1, 2008, we purchased 1,000,000 shares of our common stock from the Synergy Energy Trust, one of our initial shareholders, for $1,000, which was the same amount which we received when the shares were sold to the Trust. With the exception of that transaction, we have not purchased any of our securities and no person affiliated with us has purchased any of our securities for our benefit.

Additional Shares Which May be Issued

      The following table lists additional shares of our common stock, which may be issued as of November 15, 2010 upon the conversion of outstanding notes, the exercise of outstanding options or warrants or the issuance of shares for oil and gas leases:
                                                            Number of     Note
                                                             Shares    Reference
                                                            ---------  ---------
   Shares issuable upon the conversion of certain
     promissory notes                                       9,630,000       A

   Shares issuable upon the exercise of Series C
     warrants                                               9,000,000       A

   Shares issuable upon the exercise of placement
     agents' warrants                                       1,125,000       A

   Shares issuable upon exercise of Series A warrants
     that were sold to those persons owning shares of
     our common stock prior to the acquisition of
     Predecessor Synergy                                    1,038,000       B

   Shares issuable upon exercise of Series A warrants
     sold in prior private offering.                        2,060,000       C

   Shares issuable upon exercise of Series A and
     Series B warrants                                      2,000,000       D

   Shares issuable upon exercise of  sales agent
     warrants                                                 126,932       D

   Shares issuable upon exercise of options held
     by our officers and employees                          4,270,000       E

   Shares which we may issue for oil and gas leases         2,250,000       F
                                                            ---------
         Total                                             31,499,932
                                                           ==========

A. Between December 2009 and March 2010, we sold 180 Units at a price of $100,000 per Unit to private investors. Each Unit consisted of one $100,000 note and 50,000 Series C warrants. The notes can be converted into shares of our common stock, initially at a conversion price of $1.60 per share, at the option of the holder. Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time prior to December 31, 2014. As of November 15, 2010, notes in the principal amount of $2,592,000 had been converted into 1,620,000 shares of our common stock.

     We paid Bathgate Capital Partners (now named GVC Capital), the placement agent for the Unit offering, a commission of 8% of the amount Bathgate Capital raised in the Unit offering. We also sold to the placement agent, for a nominal price, warrants to purchase 1,125,000 shares of our common stock at a price of $1.60 per share. The placement agent's warrants expire on December 31, 2014.

B. Each shareholder of record on the close of business on September 9, 2008 received one Series A warrant for each share which they owned on that date (as adjusted for a reverse split of our common stock with was effective on September 22, 2008). Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time prior to December 31, 2012.

C. Prior to our acquisition of Predecessor Synergy, Predecessor Synergy sold 2,060,000 Units to a group of private investors at a price of $1.00 per Unit. Each Unit consisted of one share of Predecessor Synergy's common stock and one Series A warrant. In connection with the acquisition of Predecessor Synergy, these Series A warrants were exchanged for 2,060,000 of our Series A warrants. The Series A warrants are identical to the Series A warrants described in Note B above.

D. Between December 1, 2008 and June 30, 2009, we sold 1,000,000 units at a price of $3.00 per unit. Each unit consisted of two shares of our common stock, one Series A warrant and one Series B warrant. The Series A warrants are identical to the Series A warrants described in Note B above. Each Series B warrant entitles the holder to purchase one share of our common stock at a price of $10.00 per share at any time prior to December 31, 2012.

     In connection with this unit offering, we paid the sales agent for the offering a commission of 10% of the amount the sales agent sold in the offering. We also issued warrants to the sales agent. The warrants allow the sales agent to purchase 31,733 units (which units were identical to the units sold in the offering) at a price of $3.60 per unit. The sales agent warrants will expire on the earlier of December 31, 2012 or twenty days following written notification from us that our common stock had a closing bid price at or above $7.00 per share for any ten of twenty consecutive trading days.

E. See Item 11 of this report for information regarding shares issuable upon exercise of options held by our officers and employees.

F. As of November 15, 2010 we had six non-binding letters of intent relating to the potential acquisition of leases in exchange for approximately 2,250,000 shares of our common stock. The leases which are the subject of these letters of intent cover approximately 110,000 acres in the D-J Basin. The acquisition of any of these leases is subject to a number of conditions, including satisfactory review of title to the leased acreage.

     We may sell additional shares of our common stock, preferred stock, warrants, convertible notes or other securities to raise additional capital. We do not have any commitments or arrangements from any person to purchase any of our securities and there can be no assurance that we will be successful in selling any additional securities.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of August 31, 2010, and the results of operations for the years ended August 31, 2010, and 2009. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview

      We have undergone significant growth since we began our operations. Since September 2008 we have drilled and completed 38 oil and gas wells. Our first oil and gas well began producing in February 2009. Prior to that time we did not have any revenue from the sale of oil or gas. As of August 31, 2010, we had:

        o  twenty four producing oil and gas wells; and
        o  fourteen wells which were in the process of completion.

      Since August 31, 2010, we acquired eight additional wells, two of which were shut-in as of November 15, 2010.

      During the year ended August 31, 2010, we received net cash proceeds of $16.7 million from the sale of convertible promissory notes and warrants. The proceeds were used to fund the 2010 drilling program and to provide working capital.

      We reported net losses for every year since inception and we expect to report losses until such time, if ever, that we begin to generate significant revenue from operations.

      Our future plans will be dependent upon the amount of capital we are able to raise and the cash flow from our producing properties. We expect that most of our wells will be drilled in the D-J Basin.

Results of Operations

      Material changes of certain items in our statements of operations included in our financial statements for the periods presented are discussed below.

      Exploration Stage Company. The Company was considered an exploration stage company for accounting purposes until September 1, 2009, as we had not commenced planned principle operations. During the year ended August 31, 2010, the Company drilled 36 development wells, all of which encountered commercially productive formations. Accordingly, our financial statements are presented to reflect our exit from the exploration stage.

For the year ended August 31, 2010, compared to the year ended August 31, 2009

      For the year ended August 31, 2010, we reported a net loss of $10,794,172, or $0.88 per share, compared to a net loss of $12,351,873, or $1.14 per share for the period ended August 31, 2009. The comparison between the two years was primarily influenced by (a) increasing revenues and expenses associated with the 2010 drilling program, (b) cash proceeds and associated costs from the $18 million financing transaction, and (c) the costs of share based compensation.

      Oil and Gas Production and Revenues - For the year ended August 31, 2010, we recorded total oil and gas revenues of $2,158,444 compared to $94,121 for the year ended August 31, 2009, as summarized in the following table:

                                  Year Ended August 31,
                              ---------------------------
                                  2010          2009
                              ------------- -------------
Production:
  Oil (Bbls)                     21,080         1,730
  Gas (Mcf)                     141,154         4,386

Total production in BOE          44,606         2,461

Revenues:
  Oil                        $1,441,562      $ 78,872
  Gas                           716,882        15,249
                             ----------      --------
  Total                      $2,158,444      $ 94,121
                             ==========      ========

Average sales price:
  Oil (Bbls)                 $    68.38      $  45.59
  Gas (Mcf)                  $     5.08      $   3.48


     "Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons. "Mcf" refers to one thousand cubic feet. A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

      Net oil and gas production for the year ended August 31, 2010 was 44,606 BOE, or 122 BOE per day. The significant increase in production from the prior year reflects the additional 22 wells that began production during the year. Production for the fourth quarter averaged 241 BOE per day. The change in average sales price is a function of worldwide commodity prices, which currently trend upward for crude oil (posted price of $82.42 per Bbl as of November 18, 2010) and currently trend downward for natural gas (posted price of $4.18 per Mcf as of November 18, 2010). We do not currently engage in any commodity hedging transactions, but may do so in the future.

      Lease Operating Expenses - As summarized in the following table, our lease expenses include the direct operating costs of producing oil and natural gas and taxes on production and properties:

                                         Year ended August 31,
                                       --------------------------
                                            2010          2009
                                       -------------  -----------
Production costs                           $ 86,554      $ 2,094
Severance and ad valorem taxes              236,966        9,478
                                       -------------  -----------
    Total production expenses              $323,520      $11,572
                                       =============  ===========
Per BOE:
  Production costs                          $  1.94      $  0.85
  Severance and ad valorem taxes               5.31         3.85
                                       -------------  -----------
     Total per BOE                          $  7.25      $  4.70
                                       =============  ===========

      Production costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas. Taxes tend to increase or decrease primarily based on the value of oil and gas sold, and, as a percent of revenues, averaged 11% in 2010 and 12% in 2009.

      Depreciation, Depletion, and Amortization ("DDA") - DDA expense is summarized in the following table:

                                   Year ended August 31,
                                 -----------------------
                                     2010         2009
                                 ------------  ---------
Depletion expense                 $ 692,274     $97,309
Depreciation and amortization         9,126         296
                                 ----------    ---------
        Total DDA                 $ 701,400     $97,605
                                 ==========    =========
Depletion expense per BOE         $   15.52     $ 39.54

      The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves. As of August 31, 2010, we had 1,423,524 BOE of estimated net proved reserves with a Standardized Measure of $13,022,397 (based on average prices of $4.76 Mcf and $69.20 Bbl using the new SEC requirements). As of August 31, 2009, we had 10,710 BOE of estimated net proved reserves with a Standardized Measure of $232,957 (at year-end prices of $2.05 Mcf and $61.24 Bbl under the former SEC requirements). This significant increase in reserves resulted in a reduction to the DDA rate.

      Impairment of Oil and Gas Properties - We use the full cost accounting method, which requires recognition of impairment when the total capitalized costs of oil and gas properties exceed the "ceiling" amount, as defined in the full cost accounting literature. During the year ended August 31, 2010, no impairment was recorded because our capitalized costs subject to the ceiling test were less than the estimated future net revenues from proved reserves discounted at 10% plus the lower of cost or market value of unevaluated properties. During the year ended August 31, 2009, we recorded $945,079 of non-cash impairment expense as a result of our capitalized costs exceeding estimated future net revenues from then proved reserves. The ceiling test is performed each quarter and there is the possibility for impairments to be recognized in future periods. Once impairment is recognized, it cannot be reversed.

      General and Administrative - The following table summarizes the components of general and administration expenses:

                                                 Year Ended August 31,
                                          -----------------------------------
                                               2010               2009
                                          ---------------   -----------------
Share based compensation                    $    581,233        $ 10,296,521
Other general and administrative               1,202,624             752,070
Capitalized general and administrative           (95,475)                 --
                                            ------------        ------------
    Totals                                  $  1,688,382        $ 11,048,591
                                            ============        ============

      The share-based compensation recorded in general and administrative expenses related to the issuance of stock grants and stock options to officers, directors, and employees. The expense recorded for stock grants is based on the market value of the common stock on the date of grant. When stock options are issued we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as an expense on a pro-rata basis over the vesting period.

      Other general and administrative expenses, which include salaries, benefits, professional fees, and other corporate overhead, increased approximately $450,000 as we undertook the 2010 drilling program.

      Certain general and administrative expenses for the year ended August 31, 2010, were directly related to the acquisition and development of oil and gas properties. Those costs are reclassified from general and administrative expense into capitalized costs in the full cost pool.

      Other Income (Expense) - The issuance of $18,000,000 convertible promissory notes and Series C warrants during the year ended August 31, 2010 generated a significant increase in other expenses. The notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012, unless earlier converted by the noteholders at $1.60 per share or repaid by the Company, and each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and expires on December 31, 2014. Interest expense of $551,603, net of capitalized interest of $269,761, was recognized during the year ended August 31, 2010. At March 12, 2010, the day that we completed the offering, fair values of the warrant component and the conversion feature were deemed to be $1,760,048 and $3,455,809, respectively, resulting in a total discount of $5,215,857, which was recorded as a reduction to the liability on the balance sheet and is being accreted to the statement of operations over the 36 month life of the notes, resulting in a non-cash expense of $1,333,590 during the year ended August 31, 2010. A total of $2,041,455 was recorded for issuance costs, which is being recognized pro-rata in expenses over the 36 month amortization period, producing an expense of $453,656 for the year ended August 31, 2010.

     A non-cash expense of $7,678,457 was reflected in the statement of operations for the year ended August 31, 2010 to represent the change in the fair value of the derivative conversion liability since issuance of the notes. This conversion feature, considered an embedded derivative and recorded as a liability at its estimated fair value, when marked-to-market, over time is reflected as a non-cash item in the statement of operations. As such, the periodic marking-to-market of the conversion feature may result in non-cash income or expense in the statements of operations of future periods. Certain factors which are beyond our control are used in the determination of the fair value of our derivative conversion liability. The estimated fair value is derived from the Monte Carlo Simulation ("MCS") model, which uses forward pricing, volatilities and credit risk rates for similar liabilities in active markets (namely, for commercial debt issued by the Company's peer group companies, as such information is published for these peer companies, where it is not for Synergy due to our relatively short history and lack of commercially originated debt).

     We estimated the fair value of the warrants and the conversion feature of the notes at inception by using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option-pricing model also requires an assumption about the fair value of our common stock. It was concluded upon issuance of the notes that our stock traded in an illiquid market, and the reported sales prices may not represent fair value. As a result, a model that estimated our enterprise value based upon oil and gas reserve estimates was used to place a value of $1.39 on our common stock. Subsequent to the valuation at inception, the model used to value the derivative conversion liability was changed from the Black-Scholes-Merton option pricing model to the MCS model and the market for our common stock became more active and orderly. The year end valuation model used a value of $2.25 for our common stock based upon the quoted closing price.

      The notes contain a conversion feature, at an initial conversion price of $1.60 and subject to adjustment under certain circumstances, which allow the noteholders to convert the $18,000,000 principal balance into a maximum of 11,250,000 common shares, plus conversion of accrued and unpaid interest into common shares, also at $1.60 per share. During the quarter ended August 31, 2010, holders of convertible promissory notes with a face amount of $2,092,000 plus accrued interest of $2,438 elected to convert the notes into 1,309,027 shares of common stock, leaving notes with a principal amount of $15,908,000 outstanding at August 31, 2010. At the time the Notes were converted, the estimated fair value of the derivative conversion liability apportioned to the converted Notes totaled $1,809,149, which was reclassified on the balance sheet from derivative conversion liability to additional paid in capital.

      Between September 1, 2010 through November 15, 2010, holders of notes with a face amount of $500,000 converted principal into 312,500 shares of the Company's common stock. After these conversions, notes in the principal amount of $15,408,000 were outstanding.

      Conversion of notes into common shares accelerates accretion of unamortized debt discount. As notes are converted, the unamortized discount apportioned to each note is removed from the balance sheet, approximately one-third of which is reclassified to equity and two-thirds of which is recognized as a non-cash expense in the statement of operations, consistent with the composition of the original discount (approximately one-third was the derived fair value of the warrants and two-thirds was the derived fair value of the conversion feature). The unamortized discount apportioned to the notes converted to common shares in the quarter ended August 31, 2010, totaled $488,816. The portion applicable to the conversion option summed $323,604 and was charged to accretion of debt discount in the statement of operations. The unamortized discount applicable to the warrants ($165,212) was reclassified on the balance sheet from debt discount to additional paid in capital on shares issued pursuant to the conversion.

Income Taxes - Our effective tax rate is currently zero. We have reported a net loss every year since inception and for tax purposes have a net operating loss carry forward ("NOL") of approximately $10 million. The NOL is available to offset future taxable income, if any. At such time, if ever, that we are able to demonstrate that it is more likely than not that we will be able to realize the benefits of our tax assets, we will be able to recognize the benefits in our financial statements.

Liquidity and Capital Resources

      Our sources and (uses) of funds for the years ended August 31, 2010 and 2009, are shown below:

                                                     Year Ended August 31,
                                                     2010             2009
                                                     ----             ----

    Cash used in operations                      $(2,443,059)    $(1,626,139)
    Acquisition of oil and gas properties
       and equipment                              (9,152,175)     (1,558,035)
    Option on oil and gas properties                      --        (100,000)
    Deposit                                               --         (85,000)
    Proceeds from sale of convertible notes,
       net of debt issuance costs                 16,651,023              --
   (Repayment) / proceeds from bank loan          (1,161,811)      1,161,811
    Proceeds from sale of common stock, net
       of offering costs                                  --       2,766,694
    Other                                                 --           2,987
                                                 -----------      ----------
    Net increase in cash                         $ 3,893,978      $  562,318
                                                 ===========      ==========

      Net cash used in operating activities was $2,443,059 and $1,626,139 for the years ended August 31, 2010 and 2009, respectively. Among other uses, the increase in cash employed in operations reflects outstanding joint interest billings to other interest owners for wells in progress.

      Capital expenditures totaled $12,635,259 and $1,697,160 for the years ended August 31, 2010 and 2009, respectively, which include cash payments of $9,152,175 and $1,658,035, respectively. Cash paid for acquisition and development as reflected in the statement of cash flows differs from the amount reported herein primarily due to the timing of when the capital expenditures are incurred and when the actual cash payment is made. At August 31, 2010, there were $3,466,439 of accrued capital expenditures related to the wells in progress and $16,645 of mineral leases acquired in exchange for common shares of the Company.

      Between December 2009 and March 2010, we received net proceeds of approximately $16.7 million from the private sale of 180 Units. The Units were sold at a price of $100,000 per Unit. Each Unit consisted of one promissory note in the principal amount of $100,000 and 50,000 Series C warrants. The notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. At any time after May 31, 2010, the notes can be converted into shares of our common stock, initially at a conversion price of $1.60 per share. Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time on or before December 31, 2014.

     As of November 15, 2010 notes in the principal amount of approximately $2.6 million had been converted into 1,620,000 shares of our common stock.

      The proceeds from the sale of the Units were used to drill and complete oil and gas wells in the Wattenberg Field located in the D-J Basin. The notes are secured by the 36 gas wells we drilled during the year ended August 31, 2010.

      In May 2009 we entered into a loan agreement with a commercial bank which allowed us to borrow up to approximately $1.2 million. The loan was collateralized primarily by pipe used to drill and complete oil and gas wells. In April 2010, the remaining outstanding balance was paid in full. We do not currently have a credit facility with a financial institution.

      Our operating cash requirements currently approximate $300,000 per month, which amount includes salaries and corporate overhead costs of $150,000, debt servicing costs of $100,000, and lease operating expenses of $50,000. Through August 31, 2010, we had not generated meaningful cash flow from operations. However, the revenue from wells placed into production late in the year ended August 31, 2010 and early in fiscal 2011 is expected to improve our cash flow and we expect to meet our operating cash requirements with cash flow from operations sometime during fiscal 2011.

      Our primary need for cash in fiscal 2011 will be to fund our acquisition and drilling program. Our tentative capital expenditure budget approximates $27,000,000, subject to significant adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources. As we do not currently have access to sufficient capital resources to fund our tentative expenditures, we will be required to seek additional funding. Our budget is tentatively allocated to acquisition of proved and unproved properties of approximately $12,000,000 and drilling activities of approximately $15,000,000, which include drilling new wells and reworking existing wells. In October 2010, we acquired eight producing wells for approximately $1.0 million. See additional details about these wells in Item 13.

      We plan to generate profits by drilling productive oil or gas wells. However, we will need to raise the funds required to drill new wells through the sale of our securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to curtail operations. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells which may be drilled by us may not produce oil or gas.

Contractual Obligations

      The following table summarizes our contractual obligations as of August 31, 2010:

                                 2011         2012         2013        Total
                                 ----         ----         ----        -----

Employment Agreements       $   600,000   $   600,000  $   600,000   $1,800,000

Principal - Convertible
  Promissory Notes                    -             -  $15,908,000  $15,908,000
Interest - Convertible
  Promissory Notes          $ 1,233,000   $ 1,233,000  $   617,000  $ 3,083,000

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

      The factors that will most significantly affect our results of operations include (i) activities on properties that we do not operate, (ii) the marketability of our production, (iii) our ability to satisfy our substantial capital requirements, (iv) completion of acquisitions of additional properties and reserves, (v) competition from larger companies and (vi) prices for oil and gas. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

      It is expected that our principal source of cash flow will be from the production and sale of oil and gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

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

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, including oil and gas reserves, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

      We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. See Note 1 of the Notes to the financial statements for a discussion of additional accounting policies and estimates made by management.

      Oil and Gas Properties: We use the full cost method of accounting for costs related to its oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves (including the costs of unsuccessful efforts) are capitalized into a single full cost pool. These costs include land acquisition costs, geological and geophysical expense, carrying charges on non-producing properties, costs of drilling, and overhead charges directly related to acquisition and exploration activities. Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas properties unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued plus the lower of cost or estimated fair value of unevaluated properties not being amortized. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.

      For the year ended August 31, 2010, the oil and natural gas prices used to calculate the full cost ceiling limitation are the 12 month average prices, calculated as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for basis or location differentials. Prior to August 31, 2010, ceiling calculations were based on the spot price on the last day of the reporting period. This change is a result of the newly approved SEC requirements for reporting oil and gas activities. The new rule, titled "Modernization of Oil and Gas Reporting" was effective for annual reporting periods ending on or after December 31, 2009, and was implemented by us effective August 31, 2010

      Adoption of the new rule impacted depreciation, depletion and amortization expense for the year ended August 31, 2010, as well as the ceiling test calculation for oil and gas properties as of August 31, 2010. The new rules further impacted the oil and gas reserve quantities that were estimated by the reservoir engineer. For the year ended August 31, 2010, we used estimated prices of $69.20 per barrel of oil and $4.76 per Mcf of gas. Had the old rules been applied as of August 31, 2010, the prices would have been $64.43 per barrel of oil and $4.47 per Mcf of gas.

      The adoption of the new rules is considered a change in accounting principle inseparable from a change in accounting estimate. We do not believe that provisions of the new guidance, other than pricing, significantly impacted the financial statements. We do not believe that it is practicable to estimate the effect of applying the new rules on net loss or the amount recorded for depreciation, depletion and amortization for the year ended August 31, 2010.

      Oil and Gas Reserves: The determination of depreciation, depletion and amortization expense, as well as the ceiling test related to the recorded value of our oil and natural gas properties, will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

      Fair Value Measurements: Effective September 1, 2008, we adopted FASB Accounting Standards Codification ("ASC") "Fair Value Measurements and Disclosures", which establishes a framework for assets and liabilities measured at fair value on a recurring basis included in our balance sheets. Effective September 1, 2009, similar accounting guidance was adopted for assets and liabilities measured at fair value on a nonrecurring basis. As defined in the guidance, fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

      We use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can either be readily observable, market corroborated or generally unobservable. Fair value balances are classified based on the observability of the various inputs.

      Asset Retirement Obligations: Our activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is permanently removed from service. The fair value of a liability for the asset retirement obligation ("ARO") is initially recorded when it is incurred if a reasonable estimate of fair value can be made. This is typically when a well is completed or an asset is placed in service. When the ARO is initially recorded, we capitalize the cost (asset retirement cost or "ARC") by increasing the carrying value of the related asset. Over time, the liability increases for the change in its present value (accretion of ARO), while the capitalized cost decreases over the useful life of the asset. The capitalized ARCs are included in the full cost pool and subject to depletion, depreciation and amortization. In addition, the ARCs are included in the ceiling test calculation. Calculation of an ARO requires estimates about several future events, including the life of the asset, the costs to remove the asset from service, and inflation factors. The ARO is initially estimated based upon discounted cash flows over the life of the asset and is accreted to full value over time using our credit adjusted risk free interest rate. Estimates are periodically reviewed and adjusted to reflect changes.

      Derivative Conversion Liability: We account for embedded conversion features in our convertible promissory notes in accordance with the guidance for derivative instruments, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative conversion liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative conversion liabilities is recognized as a charge or credit to other income (expense) in the statements of operations.

      Revenue Recognition: Revenue is recognized for the sale of oil and natural gas when production is sold to a purchaser and title has transferred. Revenues from production on properties in which we share an economic interest with other owners are recognized on the basis of our interest. Provided that reasonable estimates can be made, revenue and receivables are accrued and adjusted upon settlement of actual volumes and prices, as payment is received often sixty to ninety days after production.

      Stock Based Compensation: We records stock-based compensation expense in accordance with the fair value recognition provisions of US GAAP. Stock based compensation is measured at the grant date based upon the estimated fair value of the award and the expense is recognized over the required employee service period, which generally equals the vesting period of the grant. The fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock grants is estimated on the grant date based upon the fair value of the common stock.

      Recent Accounting Pronouncements: We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

We have recently adopted the following new accounting standards:

      Oil and Gas Disclosures - On December 29, 2008, the SEC approved new requirements for reporting oil and gas reserves. The new rule, titled "Modernization of Oil and Gas Reporting" was effective for annual reporting periods ending on or after December 31, 2009, and was implemented by us effective August 31, 2010. During 2010 the FASB issued ASU No. 2010-03 and ASU No. 2010-14 to align the ASC with the SEC's revised rules. The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12 month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. Accounting for the limitation on capitalized costs for full cost companies was also revised, including the provision that subsequent price increases cannot be considered in the ceiling test calculation.

      Fair value measurements and disclosure - In January 2010 the FASB issued ASU No. 2010-06, which amends existing disclosure requirements to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy. Furthermore, the reconciliation for fair value measurements using significant unobservable inputs now requires separate information about purchases, sales, issuances, and settlements. Additional disclosure is also required about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements. Adoption of this amendment required us to disclose additional fair value information, but otherwise did not have an impact on our financial position, results of operations, or cash flows.

      The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our financial position, results of operations, or cash flows.

      Derivatives and Hedging - ASU No. 2010-11 was issued in March 2010 and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted, and is expected to be adopted by us effective September 1, 2010.

      Compensation - Stock Compensation - ASU No. 2010-13 was issued in April 2010 and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

      There were various other updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements and accompanying notes included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item was previously disclosed in our 8-K report dated December 31, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2010, our disclosure controls and procedures were effective.

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

      Ed Holloway, our Principal Executive Officer and Frank L. Jennings, our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

       Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2010.

      There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Our officers and directors are listed below. Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our directors and serve at their discretion.

Name                    Age   Position
----                    ---   --------
Edward Holloway         58    President, Chief Executive Officer and  Director
William E. Scaff, Jr.   53    Vice President, Secretary, Treasurer and  Director
Frank L. Jennings       59    Principal Financial and Accounting Officer
Benjamin J. Barton      47    Director
Rick A. Wilber          62    Director
Raymond E. McElhaney    55    Director
Bill M. Conrad          55    Director
R.W. Noffsinger, III    37    Director
George Seward           61    Director


Edward Holloway - Mr. Holloway has been an officer and director since September 2008 and was an officer and director of our predecessor between June 2008 and September 2008. Mr. Holloway co-founded Cache Exploration Inc., an oil and gas exploration and development company that drilled over 350 wells. In 1987, Mr. Holloway sold the assets of Cache Exploration to LYCO Energy Corporation. He rebuilt Cache Exploration and sold the entire company to Southwest Energy a decade later. In 1997, Mr. Holloway co-founded, and since that date has co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001, Mr. Holloway co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Holloway holds a degree in Business Finance from the University of Northern Colorado and is a past president of the Colorado Oil & Gas Association.

William E. Scaff, Jr. - Mr. Scaff has been an officer and director since September 2008 and was an officer and director of our predecessor between June 2008 and September 2008. Between 1980 and 1990, Mr. Scaff oversaw financial and credit transactions for Dresser Industries, a Fortune 50 oilfield equipment company. Immediately after serving as a regional manager with TOTAL Petroleum between 1990 and 1997, Mr. Scaff co-founded, and since that date co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001, Mr. Scaff co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Scaff holds a degree in Finance from the University of Colorado.

Frank L. Jennings - Mr. Jennings has been our Principal Financial and Accounting Officer since June 2007. Since 2001, Mr. Jennings has been an independent consultant providing managing and financial services, primarily to smaller public companies. From 2000 to 2005, he served as the Chief Financial Officer and a director of Global Casinos, Inc., a publicly traded corporation, and from 2001 to 2005, he served as Chief Financial Officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., also a publicly traded corporation.

Benjamin J. Barton - Mr. Barton has been one of our directors since September 2008 and was a director of our predecessor between June 2008 and September 2008. Between 2003 and 2005, Mr. Barton was a private wealth manager with Merrill Lynch. Since 1986, Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005, Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in energy companies. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

Rick A. Wilber - Mr. Wilber has been one of our directors since September 2008. Since 1984, Mr. Wilber has been a private investor in, and a consultant to, numerous development stage companies. In 1974, Mr. Wilber was co-founder of Champs Sporting Goods, a retail sporting goods chain, and served as its President from 1974-1984. He has been a Director of Ultimate Software Group Inc. since October 2002 and serves as a member of its audit and compensation committees. Mr. Wilber was a director of Ultimate Software Group between October 1997 and May 2000. He served as a director of Royce Laboratories, Inc., a pharmaceutical concern, from 1990 until it was sold to Watson Pharmaceuticals, Inc. in April 1997 and was a member of its compensation committee.

Raymond E. McElhaney - Mr. McElhaney has been one of our directors since May 2005, and prior to the acquisition of Predecessor Synergy was our President and Chief Executive Officer. Mr. McElhaney began his career in the oil and gas industry in 1983 as founder and President of Spartan Petroleum and Exploration, Inc. Mr. McElhaney also served as a chairman and secretary of Wyoming Oil & Minerals, Inc., a publicly traded corporation, from February 2002 until 2005. From 2000 to 2003, he served as vice president and secretary of New Frontier Energy, Inc., a publicly traded corporation. McElhaney is a co-founder of MCM Capital Management Inc., a privately held financial management and consulting company formed in 1990 and has served as its president of that company since inception.

Bill M. Conrad - Mr. Conrad has been one of our directors since May 2005 and prior to the acquisition of Predecessor Synergy was our Vice President and Secretary. Mr. Conrad has been involved in several aspects of the oil & gas industry over the past 20 years. From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc. Since June 2006, Mr. Conrad has served as a director of Gold Resource Corporation, a publicly traded corporation engaged in the mining industry. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as its vice president since that time.

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

George Seward - Mr. Seward was appointed as one of our directors on July 8, 2010. Mr. Seward cofounded Prima Energy in 1980 and served as its Secretary until 2004, when Prima was sold to Petro-Canada for $534,000,000. At the time of the sale, Prima had 152 billion cubit feet of proved gas reserves and was producing 55 million cubic foot of gas daily from wells in the D-J Basin in Colorado and the Powder River Basin of Wyoming and Utah. Since March 2006 Mr. Seward has been the President of Pocito Oil and Gas, a limited production company, with operations in northeast Colorado, southwest Nebraska and Barber County, Kansas. Mr. Seward has also operated a diversified farming operation, raising wheat, corn, pinto beans, soybeans and alfalfa hay in southwestern Nebraska and northeast Colorado, since 1982.

      We believe Messrs. Holloway, Scaff, McElhaney, Conrad and Seward are qualified to act as directors due to their experience in the oil and gas industry. We believe Messrs. Barton, Wilber and Noffsinger are qualified to act as directors as result of their experience in financial matters.

      With the exception of Mr. Noffsinger and Mr. Seward, none of our directors are independent as that term is defined Section 803.A of the NYSE Amex.

      The members of our compensation committee are Rick Wilber, Raymond McElhaney, Bill Conrad, Ben Barton and R.W. Noffsinger. The members of our Audit Committee are Raymond McElhaney, Bill Conrad and R.W. Noffsinger. Mr. Noffsinger acts as the financial expert for the Audit Committee of our board of directors.

      We have adopted a Code of Ethics applicable to our senior executive and financial officers.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued to our executive officers during the years ended August 31, 2010 and 2009.

                                                            Stock        Option     All Other
Name and Principal       Fiscal      Salary      Bonus      Awards       Awards    Compensation
    Position              Year        (1)         (2)         (3)          (4)          (5)         Total
------------------        ----       ------      -----      ------       ------    -------------    -----

Ed Holloway,              2010     $175,000         --          --           --          --       $  175,000
  Principal Executive     2009     $150,000         --          --   $5,092,672          --       $5,242,672
  Officer


William E. Scaff, Jr.     2010     $175,000         --          --           --          --       $  175,000
  Vice President,         2009     $150,000         --          --   $5,092,672          --       $5,242,672
  Secretary and
  Treasurer

Frank L. Jennings,        2010     $106,225         --          --           --          --       $  106,225
Principal Financial       2009     $ 63,716         --          --           --          --       $   63,716
Officer

(1) The dollar value of base salary (cash and non-cash) earned. (2) The dollar value of bonus (cash and non-cash) earned.
(3) The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4) The fair value of options granted computed in accordance with ASC 718 on the date of grant. (5) All other compensation received that we could not properly report in any other column of the table.

      The compensation to be paid to Mr. Holloway and Mr. Scaff will be based upon their employment agreements, which are described below. All material elements of the compensation paid to these officers is discussed below. The compensation we expect to pay to Mr. Jennings will be based upon the time spent each fiscal year by Mr. Jennings on our business.

      On June 11, 2008, we signed employment agreements with Ed Holloway and William E. Scaff Jr. Each employment agreement provided that the employee would be paid a monthly salary of $12,500 and required the employee to devote approximately 80% of his time to our business. The employment agreements expired on June 1, 2010.

      On June 1, 2010, we entered into a new employment agreements with Mr. Holloway and Mr. Scaff. The new employment agreements, which expire on May 31, 2013, provide that we pay Mr. Holloway and Mr. Scaff each a monthly salary of $25,000 and require both Mr. Holloway and Mr. Scaff to devote approximately 80% of their time to our business. In addition, for every 50 wells that begin producing oil and/or gas after June 1, 2010, whether as the result of our successful drilling efforts or acquisitions, we will issue, to each of Mr. Holloway and Mr. Scaff, shares of common stock in an amount equal to $100,000 divided by the average closing price of our common stock for the 20 trading days prior to the date the fiftieth well begins producing.

      The employment agreements will terminate upon the employee's death, or disability or may be terminated by us for cause. If the employment agreement is terminated for any of these reasons, the employee, or his legal representatives as the case may be, will be paid the salary provided by the employment agreement through the date of termination.

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

      Employee Pension, Profit Sharing or other Retirement Plans. Effective November 1, 2010 we adopted a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all of our employees. We match participant's contributions in cash, not to exceed 4% of the participant's total compensation. Other than this 401(k) Plan, we do not have a defined benefit pension plan, profit sharing or other retirement plan.

Stock Option and Bonus Plan

      We have a stock option and a stock bonus plan. A summary description of each plan follows.

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

      Summary. The following is a summary of options granted or shares issued pursuant to the Plans as of November 15, 2010. Each option represents the right to purchase one share of our common stock.

                              Total
                             Shares   Reserved for    Shares     Remaining
                            Reserved  Outstanding   Issued as   Options/Shares
Name of Plan              Under Plans    Options    Stock Bonus   Under Plans
------------              ----------- ------------  ----------- --------------

Non-Qualified Stock
  Option Plan              2,000,000     270,000        N/A        1,730,000
Stock Bonus Plan             500,000         N/A         --          500,000

Options

      In connection with the acquisition of Predecessor Synergy, we issued options to the persons shown below in exchange for options previously issued by Predecessor Synergy. The terms of the options we issued are identical to the terms of the Predecessor Synergy options. The options were not granted pursuant to our Non-Qualified Stock Option Plan. As of November 15, 2010, none of these options have been exercised.

                            Grant    Shares Issuable Upon  Exercise  Expiration
Name                        Date     Exercise of Options    Price       Date
----                        -----    --------------------  --------  ----------

Ed Holloway (1)            9-10-08       1,000,000         $  1.00    6-11-13
William E. Scaff, Jr. (2)  9-10-08       1,000,000         $  1.00    6-11-13
Ed Holloway (1)            9-10-08       1,000,000          $10.00    6-11-13
William E. Scaff, Jr. (2)  9-10-08       1,000,000          $10.00    6-11-13

(1) Options are held of record by a limited liability company controlled by Mr. Holloway.

(2) Options are held of record by a limited liability company controlled by Mr. Scaff.

      The following table shows information concerning our outstanding options as of November 15, 2010.

                       Shares underlying unexercised
                               Option which are:          Exercise  Expiration
Name                    Exercisable   Unexercisable        Price       Date
----                    -----------   -------------       -------   ----------

Ed Holloway             1,000,000              --         $  1.00    6-11-13
William E. Scaff, Jr.   1,000,000              --         $  1.00    6-11-13
Ed Holloway             1,000,000              --         $ 10.00    6-11-13
William E. Scaff, Jr.   1,000,000              --         $ 10.00    6-11-13
Employees                  10,000(1)      260,000(1)          (1)        (1)

(1) Options were issued to several employees pursuant to our Non-Qualified Stock Option Plan. The exercise price of the options varies between $2.40 and $3.00 per share. The options expire at various dates between December 2018 and October 2020.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan or otherwise as of August 31, 2010. Neither our Non-Qualified Stock Option Plan nor the issuance of any of our other options have been approved by our shareholders.

                                                                   Number of Securities
                                  Number                            Remaining Available
                               of Securities                        For Future Issuance
                                be Issued       Weighted-Average        Under Equity
                               Upon Exercise    Exercise Price of   Compensation Plans,
                              of Outstanding    of Outstanding     Excluding Securities
Plan category                    Options            Options         Reflected in Column
---------------------------------------------------------------------------------------

Non-Qualified Stock Option Plan   220,000             $2.73             1,780,000
Other Options                   4,000,000             $5.50                    -


Compensation of Directors During Year Ended August 31, 2010

                         Fees Earned
                           or Paid       Stock         Option
                           in Cash     Awards (1)     Awards (2)      Total

Benjamin Barton                --       $ 88,762          --       $ 88,762
Rick Wilber                    --         88,762          --         88,762
Raymond McElhaney          $2,000         92,763          --         94,763
Bill Conrad                $4,000         92,763          --         96,763
R.W. Noffsinger                --         92,763          --         92,763
George Seward                  --         88,762          --         88,762
                           ------       --------                   --------
                           $6,000       $544,575                   $550,575
                           ======       ========                   ========

(1) The fair value of stock issued for services computed in accordance with ASC 718.

(2) The fair value of options granted computed in accordance with ASC 718 on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows, as of November 15, 2010, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                               Number            Percent
Name                                         of Shares (1)      of Class(2)
----                                         -------------      ------------

Ed Holloway                                   4,070,000 (3)        25.7%
William E. Scaff, Jr.                         4,070,000 (4)        25.7%
Frank L. Jennings                                 4,000                *
Benjamin Barton                                 688,762 (5)         5.0%
Rick A. Wilber                                  465,191             3.4%
Raymond E. McElhaney                            304,763             2.2%
Bill M. Conrad                                  319,763             2.3%
R.W. Noffsinger, III                            342,763             2.5%
George Seward                                   526,262             3.8%

All officers and directors as a group
 (9 persons)                                 10,791,504            70.6%

*   Less than 1%

(1) Share ownership includes shares issuable upon the exercise of options, all of which are currently exercisable, held by the persons listed below.

                             Share Issuable      Option
                             Upon Exercise      Exercise       Expiration
     Name                       of Options        Price           Date
     ----                    --------------    ---------       ----------
     Ed Holloway               1,000,000        $  1.00          6-11-13
     Ed Hollway                1,000,000        $ 10.00          6-11-13
     William E. Scaff, Jr.     1,000,000        $  1.00          6-11-13
     William E. Scaff, Jr.     1,000,000        $ 10.00          6-11-13

(2) Computed based upon 13,823,481 shares of common stock outstanding as of November 15, 2010.

(3) Shares are held of record by various trusts and limited liability companies controlled by Mr. Holloway.

(4) Shares are held of record by various trusts and limited liability companies controlled by Mr. Scaff.

(5)  Shares are held of record by a partnership controlled by Mr. Barton.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our two officers, Ed Holloway and William Scaff, Jr., are currently involved in oil and gas exploration and development. Mr. Holloway and Mr. Scaff, or their affiliates (collectively the "Holloway/Scaff Parties"), may present us with opportunities to acquire leases or to participate in drilling oil or gas wells. The Holloway/Scaff Parties control three entities with which we have entered into agreements. These entities are Petroleum Management, LLC ("PM"), Petroleum Exploration and Management, LLC ("PEM"), and HS Land and Cattle, LLC ("HSLC").

      Any transaction between us and the Holloway/Scaff Parties must be approved by a majority of our disinterested directors. In the event the Holloway/Scaff Parties are presented with or become aware of any potential transaction which they believe would be of interest to us, they are required to provide us with the right to participate in the transaction. The Holloway/Scaff Parties are required to disclose any interest they have in the potential transaction as well as any interest they have in any property which could benefit from our participation in the transaction, such as by our drilling an exploratory well on a lease which is in proximity to leases in which the Holloway/Scaff Parties have an interest. Without our consent, the Holloway/Scaff Parties may participate up to 25% in a potential transaction on terms which are no different than those offered to us.

      We had a letter agreement with PM and PEM which provide us with the option to acquire working interests in oil and gas leases owned by these firms and covering lands on the D-J basin. The oil and gas leases covered 640 acres in Weld County, Colorado and, subject to certain conditions, would be transferred to us for payment of $1,000 per net mineral acre. The working interests in the leases we could acquire varied, but the net revenue interest in the leases, could not be less than 75%. Between August 2008 and February 2010, we acquired leases covering 640 gross, 360 net, acres from PM and PEM for $360,000.

      Between June 11, 2008 and June 30, 2010, and pursuant to the terms of an Administrative Services Agreement, PM provided us with office space and equipment storage in Platteville, Colorado, as well as secretarial, word processing, telephone, fax, email and related services for a fee of $20,000 per month. Following the termination of the Administrative Services Agreement, and since July 1, 2010 we have leased the office space and equipment storage yard in Platteville from HSLC at a rate of $10,000 per month.

      In October 2010, and following the approval of our directors, we acquired oil and gas properties from PM and PEM, for approximately $1.0 million. The oil and gas properties we acquired are located in the Wattenberg Field and consisted of:

        o  six producing oil and gas wells
        o  two shut in oil wells
        o  fifteen drill sites, net 6.25 wells
        o  miscellaneous equipment

      We have a 100% working interest (80% net revenue interest) in the six producing wells and the two shut in wells.

      In 2009, PM and PEM acquired the same oil and gas properties sold to us from an unrelated third party for $920,000. The difference in the price we paid for the properties and the price PM and PEM paid for the properties represents interest on the amount paid by PM and PEM for the properties, closing costs and equipment improvements.

      In addition to the above, and as mentioned in Item 1 of this report, we have a nonbinding letter of intent relating to the potential acquisition of oil and gas properties from PEM.

      Prior to our acquisition of Predecessor Synergy, Predecessor Synergy made the following sales of its securities:

Name                          Shares      Series A Warrants       Consideration
----                          ------      -----------------       -------------
Ed Holloway (1)             2,070,000                 --              $2,070
William E. Scaff, Jr. (1)   2,070,000                 --              $2,070
Benjamin Barton (1)           600,000                 --              $  600
John Staiano (1)              600,000                 --              $  600
Synergy Energy Trust        1,900,000 (2)             --              $1,900
Third Parties                 660,000                 --              $  660
Private Investors           1,000,000          1,000,000      $1.00 per Unit (3)
Private Investors           1,060,000          1,060,000      $1.50 per Unit (3)
                            ---------          ---------
   Total                    9,960,000          2,060,000
                            =========          =========

(1)  Shares are held of record by entities controlled by this person.
(2) In December 2008, we repurchased 1,000,000 shares from the Synergy Energy Trust.
(3) Shares and warrants were sold as units, with each unit consisting of one share of our common stock and one Series A warrant.

      In connection with our acquisition of Predecessor Synergy, the 9,960,000 shares of Predecessor Synergy, plus the 2,060,000 Series A warrants, were exchanged for 9,960,000 shares of our common stock, plus 2,060,000 of our Series A warrants.

      In contemplation of the acquisition of Predecessor Synergy, our directors declared a dividend of Series A warrants. The dividend provided that each person owning our shares at the close of business on September 9, 2008 will receive one Series A warrant for each post-split share which they owned on that date. Mr. McElhaney and Mr. Conrad, due to their ownership of our common stock on September 9, 2008, received 271,000 and 247,000 Series A warrants, respectively.

      Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share. The Series A warrants expire on the earlier of December 31, 2012 or twenty days following written notification from us that our common stock had a closing bid price at or above $7.00 for any ten of twenty consecutive trading days.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      For the year ended August 31, 2010, Ehrhardt Keefe Steiner Hottman P.C. ("EKS&H") served as our independent registered public accounting firm. Stark Schenkein LLP (previously Stark Winter Schenkein & Co., LLP) served as our independent registered public accounting firm for the year ended August 31, 2009. The following table shows the aggregate fees billed to us for these periods by EKS&H and Stark Schenkein LLP.

                                  Year Ended            Year Ended
                               August 31, 2010       August 31, 2009
                               ---------------       ---------------
      Audit Fees                   $72,213               $53,620
      Audit-Related Fees           $ 7,500               $ 1,688
      Tax Fees                     $ 3,800               $ 5,700
      All Other Fees                    --                    --


      Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q and Form 10-K reports. Audit-related fees include amounts billed for the review of our registration statement on Form S-1. Prior to contracting with either EKS&H or Stark Schenkein LLP to render audit or non-audit services, each engagement was approved by our directors.

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

14.   Code of Ethics (2)

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications

99    Letter regarding oil and gas reserves

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2, File #333-146561.

(2) Incorporated by reference to the same exhibit filed with our report on Form 10-K filed January 28, 2008.

                          SYNERGY RESOURCES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




Index to Financial Statements                                           F-1

Report of Independent Registered Public Accounting Firm as of
    August 31, 2010                                                     F-2

Report of Independent Registered Public Accounting Firm as of
    August 31, 2009                                                     F-3

Balance Sheets as of August 31, 2010 and 2009                           F-4

Statements of Operations for the years ended August 31, 2010
    and 2009                                                            F-5

Statements of Changes in Shareholders' Equity (Deficit)
    for the years ended August 31, 2010 and 2009                        F-6

Statements of Cash Flows for the years ended August 31,
    2010 and 2009                                                       F-7

Notes to Financial Statements                                           F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Synergy Resources Corporation


We have audited the accompanying balance sheet of Synergy Resources Corporation (the "Company") of August 31, 2010, and the related statements of operations, changes in shareholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation as of August 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


                                            Ehrhardt Keefe Steiner & Hottman PC

November 19, 2010
Denver, Colorado

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Synergy Resources Corporation

We have audited the accompanying balance sheet of Synergy Resources Corporation (an Exploration Stage Company) as of August 31, 2009, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation (an Exploration Stage Company) as of August 31, 2009, and the results of its operations, and its cash flows for the for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Schenkein, LLP

Denver, Colorado
November 12, 2009

                      SYNERGY RESOURCES CORPORATION
                                 BALANCE SHEETS
                         as of August 31, 2010 and 2009

                                                       2010            2009
                                                     -----------     ----------
                              ASSETS
Current assets:
      Cash and cash equivalents                      $ 6,748,637     $2,854,659
      Accounts receivable:
        Oil and gas sales                                377,675         84,643
        Joint interest billing                         1,930,810              -
        Related party receivable                         867,835              -
      Inventory                                          387,864      1,132,685
      Other current assets                                12,310         21,105
                                                     -----------     ----------
          Total current assets                        10,325,131      4,093,092
                                                     -----------     ----------
Property and equipment:
      Oil and gas properties, full cost
         method, net                                  12,692,194        653,435
      Other property and equipment, net                  150,789          1,041
                                                     -----------     ----------
          Property and equipment, net
                                                      12,842,983        654,476
                                                     -----------     ----------
Debt issuance costs, net of amortization               1,587,799              -
Other assets                                              86,000         85,000
                                                     -----------     ----------
          Total assets                               $24,841,913     $4,832,568
                                                     ===========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable:
        Trade                                        $ 3,015,562     $  622,734
        Related party payable                            554,669              -
      Accrued expenses                                   517,921         59,579
      Bank loan payable                                        -      1,161,811
                                                     -----------     ----------
          Total current liabilities                    4,088,152      1,844,124

Asset retirement obligations                             254,648              -
Convertible promissory notes, net of debt discount    12,190,945              -
Derivative conversion liability                        9,325,117              -
                                                     -----------     ----------
          Total liabilities                           25,858,862      1,844,124
                                                     -----------     ----------
Commitments and contingencies (See Note 12)

Shareholders' equity (deficit):
      Preferred stock - $0.01 par value,
        10,000,000 shares authorized:
          no shares issued and outstanding                     -              -
      Common stock - $0.001 par value,
        100,000,000 shares authorized:
          13,510,981 and 11,998,000  shares
          issued and outstanding as of August
          31, 2010, and 2009, respectively                13,511         11,998
      Additional paid-in capital                      22,308,963     15,521,697
      Accumulated (deficit)                          (23,339,423)   (12,545,251)
                                                     -----------     ----------
          Total shareholders' equity (deficit)        (1,016,949)     2,988,444
                                                     -----------     ----------
          Total liabilities and shareholders'
             equity (deficit)                        $24,841,913     $4,832,568
                                                     ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                  for the years ended August 31, 2010 and 2009




                                                    2010               2009
                                                ------------       ------------


Oil and gas revenues                            $  2,158,444       $     94,121
                                                ------------       ------------
Expenses:
   Lease operating expenses                          323,520             11,572
   Depreciation, depletion, and amortization         701,400             97,605
   Impairment of oil and gas properties                    -            945,079
   General and administrative                      1,688,382         11,048,591
   Services contract - related party                 226,667            240,000
   Consulting fees - related party                         -            120,000
                                                ------------       ------------
            Total expenses                         2,939,969         12,462,847
                                                ------------       ------------
Operating loss                                      (781,525)       (12,368,726)
                                                ------------       ------------
Other income (expense):
       Accretion of debt discount                 (1,333,590)                 -
       Amortization of debt issuance costs          (453,656)                 -
       Change in fair value of derivative
          conversion liability                    (7,678,457)                 -
       Interest expense, net                        (551,603)                 -
       Interest income                                 4,659             16,853
                                                ------------       ------------
            Total other income (expense)         (10,012,647)            16,853
                                                ------------       ------------

Loss before taxes                                (10,794,172)       (12,351,873)

Provision for income taxes                                 -                  -
                                                ------------       ------------
Net loss                                        $(10,794,172)      $(12,351,873)
                                                ============       ============
Net loss per common share:
                Basic and Diluted               $      (0.88)      $      (1.14)
                                                ============       ============
Weighted average shares outstanding:
                Basic and Diluted                 12,213,999         10,831,053
                                                ============       ============



   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  for the years ended August 31, 2010 and 2009

                                                                                                                  Total
                                           Number of                 Additional       Stock                    Shareholders'
                                            Common        Common     Paid - In     Subscriptions  Accumulated     Equity
                                            Shares        Stock        Capital      Receivable    (Deficit)     (Deficit)
                                           ----------     --------   -----------   -------------  ------------ -------------
    Balance, September 1, 2008              9,943,571      $ 9,944    $2,477,511      $ (27,650)  $ (193,378)   $ 2,266,427
    Stock subscription received                     -            -             -         27,650            -         27,650
    Shares issued for net assets of
      Brishlin pursuant to September
      10, 2008 Exchange Agreement           1,038,000        1,038        10,637              -            -         11,675
    Stock options exchanged pursuant
      to September 10, 2008 Exchange
      Agreement                                     -            -    10,185,345              -            -     10,185,345
    Shares issued for cash at $1.50
      per share pursuant to July 16,
      2008 offering memorandum                 16,429           16        24,628              -            -         24,644
    Shares issued for cash at two
      shares for $3.00 pursuant to
      December 1, 2008 offering
      memorandum                            2,000,000        2,000     2,998,000              -            -      3,000,000
    Offering costs                                  -            -      (285,600)                                  (285,600)
    Repurchase of Founder's shares at
      $.001                                (1,000,000)      (1,000)            -              -            -         (1,000)
    Share based compensation                        -            -       111,176              -            -        111,176
    Net (loss)                                      -            -             -              -  (12,351,873)   (12,351,873)
                                           ----------     --------   -----------      ---------  -----------    -----------
    Balance, August 31, 2009               11,998,000       11,998    15,521,697              -  (12,545,251)     2,988,444
    Shares issued pursuant to
      conversion of debt and accrued
      interest at $1.60 per share,
      net of $165,212 unamortized
      debt discount                         1,309,027        1,309     1,927,917              -            -      1,929,226
    Reclassification of derivative
      conversion liability to equity
      pursuant to early conversion of
      debt                                          -            -     1,809,149              -            -      1,809,149
    Shares issued for services                197,988          198       544,377              -            -        544,575
    Shares issued in exchange for
      mineral leases                            5,966            6        16,639              -            -         16,645
    Series C warrants issued in
      connection with sale of convertible
      debt at $100,000 per Unit
      pursuant to November 27, 2009
      offering memorandum                           -            -     1,760,048              -            -      1,760,048
    Series D warrants issued in
      connection with sale of convertible
      debt at $100,000 per Unit
      pursuant to November 27, 2009
      offering memorandum                           -            -       692,478              -            -        692,478
    Share based compensation                        -            -        36,658              -            -         36,658
    Net (loss)                                      -            -             -              -  (10,794,172)   (10,794,172)
                                           ----------     --------   -----------      ---------  -----------    -----------
    Balance, August 31, 2010               13,510,981     $ 13,511   $22,308,963      $       -  (23,339,423)   $(1,016,949)
                                           ==========     ========   ===========      =========  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                  for the years ended August 31, 2010 and 2009

                                                  2010              2009
                                              ------------      ------------
 Cash flows from operating activities:
    Net loss                                  $(10,794,172)     $(12,351,873)
                                              ------------      ------------
    Adjustments to reconcile net loss to
        net cash used in operating
        activities:
      Depreciation, depletion, and
        amortization                               701,400            97,605
      Impairment of oil and gas properties               -           945,079
      Amortization of debt issuance cost           453,656                 -
      Accretion of debt discount                 1,333,590                 -
      Stock-based compensation                     581,233        10,296,521
      Change in fair value of derivative
        liability                                7,678,457                 -
    Changes in operating assets and
        liabilities:
      Accounts receivable                       (3,091,677)          (84,643)
      Inventory                                    744,821        (1,132,685)
      Accounts payable                            (518,942)          610,261
      Accrued expenses                             460,780            18,726
      Effect of merger on operating assets
        (liabilities)                                    -           (31,437)
      Other                                          7,795             6,307
                                              ------------      ------------
    Total adjustments                            8,351,113        10,725,734
                                              ------------      ------------
     Net cash used in operating activities
                                                (2,443,059)       (1,626,139)
                                              ------------      ------------
Cash flows from investing activities:
     Acquisition of property and equipment      (9,152,175)       (1,658,035)
     Performance assurance deposit                       -           (85,000)
     Cash acquired in merger                             -             3,987
                                              ------------      ------------
     Net cash used in investing activities      (9,152,175)       (1,739,048)
                                              ------------      ------------
Cash flows from financing activities:
     Cash proceeds from convertible
       promissory notes                         18,000,000                 -
     Debt issuance costs                        (1,348,977)                -
     Cash proceeds from bank loan payable                -         1,161,811
     Principal repayments                       (1,161,811)                -
     Cash proceeds from sale of stock                    -         3,052,294
     Offering costs                                      -          (285,600)
     Repurchase of shares                                -            (1,000)
                                              ------------      ------------
     Net cash provided by financing
       activities                               15,489,212         3,927,505
                                              ------------      ------------

Net increase in cash and equivalents             3,893,978           562,318

Cash and equivalents at beginning of period      2,854,659         2,292,341
                                              ------------      ------------

Cash and equivalents at end of period         $  6,748,637      $  2,854,659
                                              ============      ============

Supplemental Cash Flow Information (See
   Note 14)


   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2010 and 2009

1.     Organization and Summary of Significant Accounting Policies

      Organization: Synergy Resources Corporation (the "Company") represents the result of a merger transaction on September 10, 2008, between Brishlin Resources, Inc. ("Predecessor Brishlin"), a public company, and Synergy Resources Corporation ("Predecessor Synergy"), a private company. The Company is engaged in oil and gas acquisitions, exploration, development and production activities, primarily in the area known as the Denver-Julesburg Basin. The Company has adopted August 31st as the end of its fiscal year.

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

      Basis of Presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

      Exploration Stage Company: Prior to August 31, 2009, the Company was considered an exploration stage company as it had not commenced its planned principal operations and its primary activities were related to its initial organization and other preliminary efforts. Subsequent to August 31, 2009, the Company commenced its planned principal operations and exited from the exploration stage.

      Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, accumulated deficit, net assets or total shareholders' equity.

      Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, including oil and gas reserves, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

      Oil and Gas Properties: The Company uses the full cost method of accounting for costs related to its oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves (including the costs of unsuccessful efforts) are capitalized into a single full cost pool. These costs include land acquisition costs, geological and geophysical expense, carrying charges on non-producing properties, costs of drilling, and overhead charges directly related to acquisition and exploration activities. Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas properties unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued plus the lower of cost or estimated fair value of unevaluated properties not being amortized. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.

     For the year ended August 31, 2010, the oil and natural gas prices used to calculate the full cost ceiling limitation are the 12 month average prices, calculated as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for basis or location differentials. Prior to August 31, 2010, ceiling calculations were based on the spot price on the last day of the reporting period.

      Capitalized Overhead: A portion of the Company's overhead expenses are directly attributable to acquisition and development activities. Under the full cost method of accounting, these expenses are capitalized in the full cost pool. The Company capitalized overhead expenses of approximately $95,475 and nil for the years ended August 31, 2010 and 2009, respectively.

      Oil and Gas Reserves: The determination of depreciation, depletion and amortization expense, as well as the ceiling test related to the recorded value of the Company's oil and natural gas properties, will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

      Capitalized Interest: The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized during the period that activities are in progress to bring the projects to their intended use. During the years ended August 31, 2010 and 2009, interest capitalized was $269,761, and $25,442, respectively.

      Debt Issuance Costs: Debt issuance costs of $2,041,455 were incurred in connection with executing Convertible Promissory Notes between December 29, 2009, and March 12, 2010. (See Note 7) Amortization expense, which is being recognized over the stated three year term, of $453,657 was recorded during the year ended August 31, 2010.

      Fair Value Measurements: Effective September 1, 2008, the company adopted FASB Accounting Standards Codification ("ASC") "Fair Value Measurements and Disclosures", which establishes a framework for assets and liabilities measured at fair value on a recurring basis included in the Company's balance sheets. Effective September 1, 2009, similar accounting guidance was adopted for assets and liabilities measured at fair value on a nonrecurring basis. As defined in the guidance, fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

      The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can either be readily observable, market corroborated or generally unobservable. Fair value balances are classified based on the observability of the various inputs.

      Asset Retirement Obligations: The Company's activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is permanently removed from service. The fair value of a liability for the asset retirement obligation ("ARO") is initially recorded when it is incurred if a reasonable estimate of fair value can be made. This is typically when a well is completed or an asset is placed in service. When the ARO is initially recorded, the Company capitalizes the cost (asset retirement cost or "ARC") by increasing the carrying value of the related asset. Over time, the liability increases for the change in its present value (accretion of ARO), while the capitalized cost decreases over the useful life of the asset. The capitalized ARCs are included in the full cost pool and subject to depletion, depreciation and amortization. In addition, the ARCs are included in the ceiling test calculation. Calculation of an ARO requires estimates about several future events, including the life of the asset, the costs to remove the asset from service, and inflation factors. The ARO is initially estimated based upon discounted cash flows over the life of the asset and is accreted to full value over time using the Company's credit adjusted risk free interest rate. Estimates are periodically reviewed and adjusted to reflect changes.

      Derivative Conversion Liability: The Company accounts for its embedded conversion features in its convertible promissory notes in accordance with the guidance for derivative instruments, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative conversion liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative conversion liabilities is recognized as a charge or credit to other income (expense) in the statements of operations.

      Revenue Recognition: Revenue is recognized for the sale of oil and natural gas when production is sold to a purchaser and title has transferred. Revenues from production on properties in which the Company shares an economic interest with other owners are recognized on the basis of the Company's interest. Provided that reasonable estimates can be made, revenue and receivables are accrued and adjusted upon settlement of actual volumes and prices, as payment is received often sixty to ninety days after production.

      Major Customer and Operating Region: The Company operates exclusively within the United States of America. Except for cash and equivalent instruments, all of the Company's assets are employed in and all of its revenues are derived from the oil and gas industry.

      The Company's oil and gas production is purchased by a few customers. The table below presents the percentage of oil and gas revenue that was purchased by major customers.

                                            Year Ended August 31,
                                           ---------------------
                   Major Customers          2010           2009
                   ---------------         ------         -------
                   Company A                13%             100%
                   Company B                30%               0%
                   Company C                57%               0%

      As there are other purchasers that are capable of and willing to purchase the Company's oil and gas production and since the Company has the option to change purchasers on its properties if conditions so warrant, the Company believes that its oil and gas production can be sold in the market in the event that it is not sold to the Company's existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

      Stock Based Compensation: The Company records stock-based compensation expense in accordance with the fair value recognition provisions of US GAAP. Stock based compensation is measured at the grant date based upon the estimated fair value of the award and the expense is recognized over the required employee service period, which generally equals the vesting period of the grant. The fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock grants is estimated on the grant date based upon the fair value of the common stock.

      Earnings Per Share Amounts: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is equivalent to basic earnings per share as all dilutive securities have an antidilutive effect on earnings per share.. The following dilutive securities could dilute the future earnings per share:

                                 2010            2009
                              ----------       ---------
Convertible promissory
   notes                       9,942,500              --
Accrued interest                 135,068              --
Warrants(1)                   15,286,466       5,161,466
Employee stock options         4,220,000       4,100,000
                              ----------       ---------
      Total                   29,584,034       9,261,466
                              ==========       =========

       (1) Also as of August 31, 2010 and 2009, the Company had a contingent obligation to issue 63,466 potentially dilutive securities, all of which were excluded from the calculation because the contingency conditions had not been met.

      Income Taxes: Deferred income taxes are recorded for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. If the Company concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized, the balance of deferred tax assets is reduced by a valuation allowance.

      The Company adheres to the provisions of the ASC regarding uncertainty in income taxes. No significant uncertain tax positions were identified as of any date on or before August 31. 2010. Given the substantial net operating loss carry-forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents' tax adjustments of income tax returns prior to and including the year ended August 31, 2010 are anticipated since such adjustments would very likely simply reduce the net operating loss carry-forwards.

      Recent Accounting Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), and the Emerging Issues Task Force ("EITF"), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

      Accounting Standards Codification - In June 2009 FASB established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009, are communicated by the FASB through Accounting Standards Updates ("ASUs"). The ASC was effective for the Company on September 1, 2009. Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

      Oil and Gas Disclosures - See the discussion in Note 2 regarding the Company's adoption of revised oil and gas disclosures.

      Subsequent Events - In May 2009 the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February 2010 by ASU No. 2010-09. The ASU for subsequent events sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The amended ASC was effective immediately and its adoption had no impact on the Company's financial position, results of operations or cash flows.

      Fair value measurements and disclosure - In January 2010 the FASB issued ASU No. 2010-06 - "Improving Disclosures about Fair Value Measurements". This update amends existing disclosure requirements to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy. Furthermore, the reconciliation for fair value measurements using significant unobservable inputs now requires separate information about purchases, sales, issuances, and settlements. Additional disclosure is also required about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements. Adoption of this amendment required the Company to disclose additional fair value information, but otherwise did not have an impact on the Company's financial position, results of operations, or cash flows.

      The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company's financial position, results of operations, or cash flows.

      Derivatives and Hedging - ASU No. 2010-11 was issued in March 2010 and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted, and is expected to be adopted by the Company effective September 1, 2010.

      Compensation - Stock Compensation - ASU No. 2010-13 was issued in April 2010 and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

      There were various other updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.      Modernization of Oil and Gas Reporting

      On December 29, 2008, the SEC approved new requirements for reporting oil and gas reserves. The new rule, titled "Modernization of Oil and Gas Reporting" was effective for annual reporting periods ending on or after December 31, 2009, and was implemented by the Company effective August 31, 2010. During 2010 the FASB issued ASU No. 2010-03 and ASU No. 2010-14 to align the ASC with the SEC's revised rules. The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12 month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. Accounting for the limitation on capitalized costs for full cost companies was also revised, including the provision that subsequent price increases cannot be considered in the ceiling test calculation.

      Adoption of the new rule impacted depreciation, depletion, and amortization expense for the year ended August 31, 2010, as well as the ceiling test calculation for oil and gas properties as of August 31, 2010. The new rules further impacted the oil and gas reserve quantities that were estimated by the reservoir engineer.

      The Company believes that the most significant change in the rules was the adoption of a new method to estimate selling prices for oil and gas. Under the new rules prices are determined as an unweighted arithmetic average of the first day of the month price for each of the preceding twelve months. Under the old rules, prices were determined as the spot price on the last day of the reporting period. For the year ended August 31, 2010, the Company used estimated prices of $69.20 per barrel of oil and $4.76 per Mcf of gas. Had the old rules been applied as of August 31, 2010, the prices would have been $64.43 per barrel of oil and $4.47 per Mcf of gas.

      The adoption of the new rules is considered a change in accounting principle inseparable from a change in accounting estimate. The Company does not believe that provisions of the new guidance, other than pricing, significantly impacted the financial statements. The Company does not believe that it is practicable to estimate the effect of applying the new rules on net loss or the amount recorded for depreciation, depletion and amortization for the year ended August 31, 2010.

3.      Accounts Receivable

      Accounts receivable consist primarily of trade receivables from oil and gas sales and amounts due from other working interest owners which have been billed for their proportionate share of wells which the Company operates. For receivables from joint interest owners, the Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings. As of August 31, 2010 and 2009, major customers (i.e. those with balances greater than 10% of total receivables) are shown in the following table.

                                                        As of August 31,
                                                  --------------------------
  Accounts Receivable from Major Customers            2010           2009
  ---------------------------------------         -------------  -----------
   Company A                                            *            100%
   Company D                                           27%             *

*  less than 10%

4.     Property and Equipment

      Capitalized costs of property and equipment at August 31, 2010 and 2009, consisted of the following:

                                                     As of August 31,
                                               -----------------------------
                                                    2010           2009
                                               --------------  -------------
Oil and gas properties, full cost method:
   Unevaluated costs, not subject to
     amortization:
      Lease acquisition costs                    $  848,696     $  420,478

   Evaluated costs:
      Producing and non-producing                12,992,594        689,779
                                                -----------     ----------
         Total capitalized costs                 13,841,290      1,110,257
      Less, accumulated depletion                (1,149,096)      (456,822)
                                                -----------     ----------
            Oil and gas properties, net          12,692,194        653,435

Other property and equipment:
    Vehicles                                         89,527             --
    Leasehold improvements                           32,329             --
    Office equipment                                 36,821          1,337
    Less, accumulated depreciation                   (7,888)          (296)
                                                -----------     ----------
            Other property and equipment, net       150,789          1,041
                                                -----------     ----------
Total property and equipment, net               $12,842,983      $ 654,476
                                                ===========     ==========

      The capitalized costs of evaluated oil and gas properties are depleted using the unit-of-production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the years ended August 31, 2010 and 2009, depletion of oil and gas properties was $692,274 and $97,309, respectively, which is equivalent to $15.52 and $39.54 per barrel of oil, respectively.

      Periodically, the Company reviews its unevaluated properties and its inventory to determine if the carrying value of either asset exceeds its market value. The review for the year ended August 31, 2009, indicated that the market value of tubular goods was less than the carrying value and the excess carrying value of $585,566 was reclassified to the full cost pool to be amortized and included in the ceiling test. The review for the year ended August 31, 2010, indicated that asset carrying values were less than market values and no reclassification was required.

      On a quarterly basis the Company performs the full cost ceiling test. As a result of the ceiling test performed for the year ended August 31, 2009, the Company recorded an impairment provision of $945,079, including $585,566 related to tubular goods and $359,513 related to oil and gas properties. The ceiling tests performed during the year ended August 31, 2010, did not reveal any impairments.

      For the years ended August 31, 2010 and 2009, depreciation of other property and equipment was $7,592 and $296, respectively.

5.     Bank Loan Payable

      In May 2009 the Company arranged a credit facility with a commercial bank that provided for maximum borrowings up to $1,161,811. Proceeds from the borrowing were used to purchase pipe used to drill and complete oil and gas wells and the borrowing was collateralized primarily by the pipe. In April 2010 the outstanding balance was paid in full. The credit facility bore interest at the prime rate plus 0.5% with a minimum interest rate of 5.5%. Interest costs related to the credit facility of $30,387 and $25,442 were incurred during the years ended August 31, 2010 and 2009, respectively.

6.     Asset Retirement Obligations

      During the year ended August 31, 2010, the Company drilled 36 wells and will have asset removal obligations once the assets are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells, and site restoration. For the purpose of determining the fair value of ARO incurred during the year ended August 31, 2010, the Company assumed an inflation rate of 5%, an estimated asset life of 24 years, and a credit adjusted risk free interest rate of 10.53%.

      The following table summarizes the change in asset retirement obligations for the year ended August 31, 2010:

        Balance, August 31, 2009                   $       --
          Liabilities incurred                        253,114
          Liabilities settled                              --
          Accretion                                     1,534
          Revisions in previous estimates                  --
                                                   -----------
        Balance, August 31, 2010                     $254,648
                                                   ===========

7.     Convertible Promissory Notes and Derivative Conversion Liability

      Between December 29, 2009, and March 12, 2010, the Company received gross proceeds of $18,000,000 from the sale of 180 Units at $100,000 per Unit. Each Unit consists of one convertible promissory note ("Note") in the principal amount of $100,000 and 50,000 Series C warrants (collectively referenced as a "Unit"). The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012, unless earlier converted by the Note holders or repaid by the Company. Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and expires on December 31, 2014.

      Net cash proceeds of $16,651,023 from the sale of the Units are being used primarily to drill and complete oil and gas wells in the Wattenburg field, located in the Denver-Julesburg Basin. The Notes are collateralized by any oil and gas wells drilled, completed, or acquired with the proceeds from the offering.

      The Notes are considered hybrid debt instruments containing a detachable warrant and a conversion feature under which the proceeds of the offering are allocated to the detachable warrants and the conversion feature based on their fair values. The warrants were determined to be a component of equity, and the fair value of the warrants was recorded as additional paid in capital. Since the warrants were recorded as a component of equity, the fair value of $1,760,048 was estimated at inception and will not be re-measured in future periods. The Notes contain a conversion feature, at an initial conversion price of $1.60 and subject to adjustment under certain circumstances, which allow the Note holders to convert the principal balance into a maximum of 11,250,000 common shares, plus conversion of accrued and unpaid interest into common shares, also at $1.60 per share. The conversion feature was determined to be an embedded derivative requiring the conversion option to be separated from the host contract and measured at its fair value. The conversion option will continue to be recorded at fair value each reporting period until settlement or conversion, with changes in the fair value reflected in other income (expense) in the statements of operations. The fair value of the conversion feature was recorded as derivative conversion liability.

      As of March 12, 2010, the estimated fair value of the Series C warrants was $1,760,048. The estimated fair value of the conversion feature was $3,455,809. Allocation of value to the components upon issuance of the Notes resulted in a debt discount of $5,215,857, which will be accreted over the 36 month life of the Notes using the effective interest method. The effective interest rate on the Notes is 19%. The Company recorded accretion expense of $1,333,590 during the year ended August 31, 2010, which included the effect of accelerated accretion on early Note conversions. .

      In connection with the sale of the Units, the Company paid fees and expenses of $1,348,977 and issued 1,125,000 Series D warrants to the placement agent. The Series D warrants have an exercise price of $1.60 and an expiration date of December 31, 2014. The warrants were valued at $692,478 using the Black-Scholes-Merton option pricing model. The Company recorded $2,041,455 of debt issuance costs, which will be amortized over the three year term of the Notes. Amortization expense of $453,656 was recorded during the year ended August 31, 2010.

      During the fourth quarter of 2010, holders of Convertible Promissory Notes with a face amount of $2,092,000 plus accrued interest of $2,438 elected to convert the Notes into 1,309,027 shares of common stock at the conversion price of $1.60 per share. At the time the Notes were converted, the estimated fair value of the derivative conversion liability apportioned to the converted Notes totaled $1,809,149, which was reclassified from derivative conversion liability to additional paid in capital. Similarly, the unamortized debt discount apportioned to the converted Notes totaled $488,816. The unamortized debt discount of $323,604 applicable to the conversion option was charged to accretion of debt discount and the unamortized debt discount of $165,212 applicable to the warrants was reclassified from debt discount to additional paid in capital. As of August 31, 2010, Notes with a principal amount of $15,908,000 were outstanding and the debt discount balance was $3,717,055.

      The fair value of the derivative conversion liability is adjusted each quarter to reflect the change in value. The estimated fair value of the derivative conversion liability as of August 31, 2010, was $9,325,117, an increase in fair value of $7,678,457, which was recorded as a change in value of derivative liability since issuance of the Notes.

8.     Fair Value Measurements

      Assets and liabilities are measured at fair value on a recurring basis for disclosure or reporting, as required by ASC "Fair Value Measurements and Disclosures".

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

      For the most part, the Company's financial instruments consisted of cash and equivalents, accounts receivable, accounts payable, accrued liabilities, and bank loan. Due to the short original maturities and high liquidity of cash and equivalents, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximated fair values. The $1,161,811 carrying amount of the bank loan payable at August 31, 2009, approximated fair value since borrowings bore interest at variable rates.

      During the year ended August 31, 2010, the Company sold Note Units (See
Note 7), that contained fair value elements. As neither the underlying debt nor the warrants are traded on a public market, the Company developed a methodology to estimate fair value.

      The Company estimated the fair value of the warrants and the conversion feature of the Notes at inception by using the Black-Scholes-Merton option-pricing model. The following assumptions were the same for both components: volatility of 55%, dividend yield of 0%, and interest rate of 1.5%. The expected term of the derivative conversion liability is 1.5 years and the expected term of the warrants is 5 years. The Black-Scholes-Merton option pricing model also requires an assumption about the fair value of the Company's common stock. It was concluded upon issuance of the Notes that the Company's stock traded in an illiquid market, and the reported sales prices may not represent fair value. As a result, a model that estimated the enterprise value of the Company based upon oil and gas reserve estimates was used to place a value of $1.39 on the Company's common stock. As the inputs into this model are not observable in the marketplace, the results are considered a Level 3 valuation.

      As the warrants were recorded as a component of equity, their derived fair values of the Series C warrants issued with the Notes were assigned a value of $1,760,048. The fair values of the Series C warrants were estimated at inception and will not be re-measured in future periods. The Series D warrants issued to the placement agent were recorded at their estimated fair value of $692,478. The estimated fair value of the conversion feature classified as a long-term liability on the balance sheet was $3,455,809, and is re-measured each reporting period with the resulting change included as a component of other expense in the determination of net income (loss).

     Subsequent to the valuation at inception, the model used to value the derivative conversion liability was changed from the Black-Scholes-Merton option pricing model to a Monte Carlo Simulation (MCS) model, as permitted by ASC "Fair Value Measurements and Disclosures" provided that change results in a measurement that is equally or more representative of fair value in the circumstances. The Company believes the MCS model provides a more robust method to determine estimates of the future share prices of the Company's common stock, which is a significant input to the calculation. Further, the use of a MCS model allows the use of stochastic methodology which allows for simulations when the payoff depends upon the path followed by the underlying variable, i.e., the common stock price. Payoffs can occur at several times during the life of the conversion feature rather than at the end of its life. Inputs to this valuation technique include over-the-counter forward pricing and volatilities for similar liabilities in active markets as well as credit risk considerations, including the incorporation of published interest rates and credit spreads. The assumptions used were: an expected term of 2.3 years, volatility of 53.07%, which was derived from the expected volatility of the Company's peer group, dividend yield of 0%, and a discount rate of 6.64%. Upon evaluation of recent trading of the Company's common stock during the quarter ended August 31, 2010, the preponderance of evidence indicated that the market for the Company's common stock had become both active and orderly. As a result, the Company used the reported closing price of the common stock as a variable in the MCS model to value the derivative conversion liability during the period ended August 31, 2010. All of the significant inputs are observable, either directly or indirectly; therefore, the Company's derivative conversion liability is included within the Level 2 fair value hierarchy.

      The change in valuation technique, which is considered a change in accounting estimate by the ASC, also represents a change in the categorization of the valuation from Level 3 to Level 2. The revaluation using this new technique resulted in an increase in derivative conversion liability by approximately $300,000, which was included in the change in the fair value of derivative liability reported as other expense in the statement of operations for the year ended August 31, 2010.

      The derivative conversion liability is re-measured each quarter to reflect the change in fair value. The estimated fair value of the derivative conversion liability as of August 31, 2010, was $9,325,117, an increase in fair value of $7,678,457 since issuance of the Notes.

      The following table sets forth by level within the fair value hierarchy the Company's financial assets and financial liabilities as of August 31, 2010, that were measured at fair value on a recurring basis.

                           As of
                         August 31,
                            2010         Level 1       Level 2        Level 3
                        ------------  ------------  -------------  ------------
Derivative Conversion                   $     --
   Liability            $9,325,117            --      $9,325,117     $     --

      The Company also measures all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis. As discussed in Note 6, the recognition of asset retirement obligations totaling $254,648 was necessary at August 31, 2010, the value of which was determined using Level 3 inputs. The estimated fair value of the obligations was determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations. Changes in estimates are reflected in the obligations as they occur.

9.     Related Party Transactions and Commitments

      The Company's executive officers control three entities that have entered into agreements to provide various services and office space to the Company as well as an option to acquire certain oil and gas interests. The entities are Petroleum Management, LLC ("PM"), Petroleum Exploration and Management, LLC ("PEM"), and HS Land & Cattle, LLC ("HSLC").

      Effective June 11, 2008, the Company entered into an Administrative Services Agreement with PM. The Company paid $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and paid $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. The Company paid $206,667 and $240,000 under this agreement for the years ended August 31, 2010 and 2009, respectively. Effective June 30, 2010, the Company terminated the agreement.

      Effective August 7, 2008, the Company entered into a letter of intent with the related entities that provides an option to acquire working interests in oil and gas leases which are owned by PM and/or PEM. The oil and gas leases cover 640 acres in Weld County, Colorado, and subject to certain conditions, will be transferred to the Company for payment of $1,000 per net mineral acre. The working interests in the leases vary but the net revenue interest in the leases, if acquired by the Company, will not be less than 75%. The letter of intent expired on August 31, 2010. As of August 31, 2010, the Company had exercised its options on all available leases at a total cost of $360,000.

      Effective July 1, 2010, the Company entered into a lease with HSLC, for office space and an equipment yard located in Platteville, Colorado. The lease requires monthly payments of $10,000 and terminates on June 30, 2011. The Company paid $20,000 under this agreement for the year ended August 31, 2010.

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

      During the year ended August 31, 2009, the Company had a consulting agreement with two directors under which the Company paid $120,000.

      In addition to the transactions described above, the Company undertook various activities with PM and PEM that are related to the development and operation of oil and gas properties. The Company purchased certain oil and gas equipment, such as tubular goods and surface equipment, from PM. The Company reimbursed PM for the original cost of the equipment. PEM is a joint working interest owner of certain wells operated by the Company. PEM is charged for their pro-rata share of costs and expenses incurred on their behalf by the Company, and similarly PEM is credited for their pro-rata share of revenues collected on their behalf. The following table summarizes the transactions with PM and PEM during each of the two years ended August 31, 2010 and 2009:

                                           Year Ended August 31,
                                      -----------------------------
                                           2010            2009
                                      --------------  -------------
Purchase of equipment from PM            $1,070,495    $ 1,718,967
Payments to PM for equipment               (531,797)    (1,718,967)
                                      -------------    -----------
Balance due to PM for equipment          $  538,698    $        --
                                      =============    ===========

Joint interest costs billed to PEM        1,629,895    $        --
Amounts collected from PEM                 (762,060)            --
                                      -------------    -----------
Joint  interest  billing  due from
  PEM                                    $  867,835    $        --
                                      =============    ===========
Revenues  collected  on  behalf of
  PEM                                    $  167,499    $        --
Payments to PEM                            (151,528)            --
                                      -------------    -----------
Balance due to PEM for revenues          $   15,971    $        --
                                      =============    ===========

10.     Shareholders' Equity

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

      Issued and Outstanding: The total issued and outstanding common stock at August 31, 2010, is 13,510,981 common shares, as follows:

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

     iii.Pursuant to a Private Offering Memorandum dated July 16, 2008, the
         Company sold 1,060,000 units at $1.50 per unit for total cash proceeds of $1,590,000. Each unit consists of one share of restricted common stock and one Series A warrant that entitles the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

     iv. Effective September 10, 2008, the Company agreed to issue 1,038,000 common shares to the shareholders of Predecessor Brishlin, on an exchange basis of one share of Synergy common stock for each share of Brishlin common stock. In addition, the shareholders of Predecessor Brishlin received 1,038,000 Series A warrants that entitle the holder to purchase one share of common stock at $6.00 per share through December 31, 2012.

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

     vii.During the quarter ended August 31, 2010, the Company issued 1,309,027 common shares pursuant to the conversion of Notes in the principal amount of $2,092,000 plus accrued interest of $2,438. The contractual conversion price is $1.60 per share.

     viii. Pursuant to an agreement dated June 25, 2010, the Company issued 5,966 common shares in exchange for mineral leases. The transaction was recorded at a value of $16,645 based upon the closing price of the Company's common stock on June 25, 2010.

     ix. As partial compensation to its Directors, the Company issued 197,988 common shares on July 12, 2010. The transaction was recorded at a value of $544,575 based upon the closing price of the Company's common stock on July 12, 2010.

      In addition to the warrant issuances described in the preceding paragraphs, the Company issued 31,733 placement agent warrants in connection with the Private Offering Memorandum dated December 1, 2008. Each placement agent warrant entitles the holder to purchase one unit (which unit is identical to the units sold under the Private Offering Memorandum dated December 1, 2008, described in item vi. above) at a price of $3.60. Each unit consisted of two shares of common stock, one Series A warrant, and one Series B warrant. To maintain comparability of the placement agent warrants with the other warrants, the Company presents the placement agent warrants as 63,466 shares at an exercise price of $1.80. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised, and are disclosed as a commitment in Note 12.

      Pursuant to an Offering Memorandum dated November 27, 2009, the Company sold 180 convertible promissory note units at $100,000 per unit. (See Note 7.) Each unit consists of one convertible promissory note and 50,000 Series C warrants. Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and warrants were issued to purchase an aggregate of 9,000,000 common shares. The Series C warrants expire on December 31, 2014. In connection with this transaction, the Company issued 1,125,000 Series D warrants to the placement agent. The Series D warrants are exercisable at a price of $1.60 per share and expire on December 31, 2014.

      The following table summarizes activity for common stock warrants for each of the two years ended August 31, 2010:

                                    Number of      Weighted average
                                    warrants        exercise price
                                   ----------      ----------------
Outstanding, August 31, 2008        2,043,571            $6.00
Granted                             3,117,895            $7.20
Exercised                                  --
                                   ----------
Outstanding, August 31, 2009        5,161,466            $6.72
Granted                            10,125,000            $5.51
Exercised                                  --
                                   ----------
Outstanding, August 31, 2010       15,286,466            $5.92
                                   ==========

      The following table summarizes information about the Company's issued and outstanding common stock warrants as of August 31, 2010:


                                        Remaining
                                       Contractual
                       Number of        Life (in         Exercise Price times
Exercise Price          Shares            years)            Number of Shares
--------------          ------            ------            ----------------

   $ 1.60              1,125,000           4.3                 $ 1,800,000
   $ 1.80                 63,466           2.3                     114,239
   $ 6.00              4,098,000           2.3                  24,588,000
   $ 6.00              9,000,000           4.3                  54,000,000
   $10.00              1,000,000           2.3                  10,000,000
                      ----------                            --------------
                      15,286,466           3.7                 $90,502,239
                    ================                        ==============

11.     Stock Based Compensation

      The Company accounts for stock option activities as provided by ASC "Stock Compensation," which requires the Company to expense as compensation the value of grants and options as determined in accordance with the fair value based method prescribed in the guidance. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes-Merton option-pricing model.

      The Company recorded stock-based compensation expense of $581,233 and $10,296,521 for the years ended August 31, 2010 and 2009, respectively. The components of the expense for the year ended August 31, 2010 include stock grants of $544,575 to directors and option-based compensation of $36,658.

      During June 2008 stock options were granted to purchase 4,000,000 shares of common stock. Effective June 11, 2008, grants covering 2,000,000 shares were issued to the executive officers at an exercise price of $10.00 and a term of five years, and these options will vest over a one year period. The fair value of these options was determined to be nil based upon the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Effective June 30, 2008, grants covering an additional 2,000,000 shares were issued to the executive officers at an exercise price of $1.00 and a term of five years, and these options will vest over a one year period. Based upon a fair value calculation, these options were determined to have a value of $127,000 using the following assumptions: expected life of 2.5 years, stock price of $1.00 at date of grant, nominal volatility, dividend yield of 0%, and interest rate of 2.63%. Stock option compensation expense of $98,800 was recorded for the year ended August 31, 2009.

      In connection with the merger, the Company agreed to issue stock option grants covering 4,000,000 shares to replace the similar options described in the preceding paragraph. Using the Black-Scholes-Merton option-pricing model, the Company estimated that the fair value of the replacement options exceeded the fair value of the options surrendered by $10,185,345. The assumptions used in the model were: expected life of 2.5 years, stock price of $3.50 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 2.63%. The incremental expense of $10,185,345 was recorded as stock option compensation expense for the year ended August 31, 2009.

      Effective December 31, 2008, the Company granted stock options to an employee to purchase 100,000 shares of common stock at an exercise price of $3.00 and a term of ten years. These options vest over a five year period. Based on a fair value calculation, these options were determined to have a value of $185,640 using the following assumptions: expected life of 5 years, stock price of $2.00 at date of grant, volatility of 166%, dividend yield of 0%, and interest rate of 3.13%. Stock option compensation expense of $24,768 and $12,376 were recorded for the years ended August 31, 2010 and 2009, respectively, based on a pro-ration of the fair value over the vesting period.

      Effective July 1, 2010, the Company granted stock options to employees to purchase 120,000 shares of common stock at an exercise price of $2.50 and a term of ten years. The options vest over various periods ranging from two to five years. Based on a fair value calculation, these options were determined to have a value of $155,544 using the following assumptions: expected life of 5.875 years, stock price of $2.52 at date of grant, volatility of 53.18%, dividend yield of 0%, and interest rate of 2.08%. Stock option compensation expense of $11,890 was recorded for the year ended August 31, 2010, based on a pro-ration of the fair value over the vesting period.

      The estimated unrecognized compensation cost from unvested stock options as of August 31, 2010, was approximately $292,000, substantially all of which will be recognized during the next two years.

      The following table summarizes activity for stock options for each of the two years ended August 31, 2010:

                                            Number          Weighted average
                                           of shares         Exercise price
                                           ---------       ----------------
      Outstanding August 31, 2008          4,000,000            $5.50
      Granted                                100,000            $3.00
      Exercised                                   --
                                           ---------
      Outstanding August 31, 2009          4,100,000            $5.44
      Granted                                120,000            $2.50
      Exercised                                   --
                                           ---------
      Outstanding, August 31, 2010         4,220,000            $5.36
                                           =========

      The following table summarizes information about outstanding stock options as of August 31, 2010:

                             Remaining     Weighted
                            Contractual    Average                    Aggregate
  Exercise      Number        Life (in     Exercise    Number         Intrinsic
   Prices       of Shares      years)        Price     Exercisable      Value
-------------   ----------  -------------  ----------  -------------------------

   $10.00       2,000,000       2.8         $10.00      2,000,000             --
   $1.00        2,000,000       2.8          $1.00      2,000,000     $2,500,000
   $3.00          100,000       8.3          $3.00         10,000             --
                                                                              --
   $2.50          120,000       9.8          $2.50             --
                ----------                             -----------   -----------
                4,220,000       3.1          $5.36      4,010,000     $2,500,000
                ==========                             ===========   ===========

12.     Commitments and Contingencies

      On June 1, 2010, Synergy entered into new employment agreements with its executive officers. The employment agreements, which expire on May 31, 2013, provide that Synergy will pay each executive officer a monthly salary of $25,000. As additional consideration, the officers will receive shares of the Company's common stock valued at $100,000 based on the average closing price of our stock for the previous 20 trading days for every 50 wells that begin production after June 1, 2010.

      The placement agent warrants issued in connection with the Private Offering Memorandum dated December 1, 2008, entitle the holder to purchase units consisting of common stock and warrants. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised. In the event that the placement agent warrants are exercised, the Company will be obligated to issue 31,733 Series A warrants and 31,733 Series B warrants.

13.     Income Taxes

      The components of the provision for income tax expense (benefit) consist of the following:

                               Years Ended August 31,
                             ---------------------------
                                 2010          2009
                             -------------  ------------
Current income taxes         $        --    $        --
Deferred income taxes         (3,994,000)    (4,572,000)
Valuation allowance            3,994,000      4,572,000
                             -----------    -----------
  Total tax benefit          $        --    $        --
                             ===========    ===========


      The change in the valuation allowance from August 31, 2009 to August 31, 2010, includes, as a reconciling item, the $1,515,000 tax effect of amounts reclassified to equity from the liability as part of the allocation of fair value from the proceeds of the financing transaction and the corresponding offset benefit from the release of the valuation allowance.

      The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at August 31, 2010 and 2009, are presented below:

                                                    As of August 31,
                                              -----------------------------
                                                  2010            2009
                                              -------------   -------------
      Deferred tax assets:
          Net operating loss carry-forward     $3,838,000     $    481,000
          Stock-based compensation              3,834,000        3,820,000
          Convertible promissory notes          1,876,000               --
          Basis of oil and gas properties              --          357,000
          Other                                    10,000           10,000
          Less: valuation allowance            (7,147,000)      (4,668,000)
                                              -----------     ------------
              Subtotal                          2,411,000               --
                                              -----------     ------------

      Deferred tax liabilities:
          Basis of oil and gas properties      (2,411,000)              --
                                              -----------     ------------
              Subtotal                         (2,411,000)              --
                                              -----------     ------------
                      Total                   $        --     $         --
                                              ===========     ============

      A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense (benefit) for income taxes is follows:

                                         Years Ended August 31,
                                      -----------------------------
                                          2010            2009
                                      -------------   -------------
Pre-tax book net income               $ (3,670,000)   $ (4,200,000)
State taxes                               (324,000)       (372,000)
Change in valuation allowance            3,994,000       4,572,000
                                      ------------    ------------
                                      $         --    $         --
                                      ============    ============

      At August 31, 2010, the Company has a net operating loss carry-forward for federal and state tax purposes of approximately $10,374,000 that could be utilized to offset taxable income of future years. Substantially all of the carry-forward will expire in 2029 and 2030.

      The realization of the deferred tax assets related to the net operating loss carryforward is dependent upon the Company's ability to generate future taxable income. Given the Company's history of operating losses since inception, it cannot be assumed that the generation of future taxable income is more likely than not. The ability of the Company to utilize net operating loss carry-forwards may be further limited by other provisions of the Internal Revenue Code. The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change,
Section 382 of the Code imposes an annual limitation on the amount of a Company's taxable income that can be offset by these carry-forwards.

      Accordingly, the Company has established a full valuation allowance against the deferred tax assets.

14.     Supplemental Schedule of Information to the Statements of Cash Flows

      The following table supplements the cash flow information presented in the financial statements for the years ended August 31, 2010 and 2009:

                                                Year Ended August 31,
                                               -------------------------
                                                  2010         2009
                                               ------------ ------------
Supplemental cash flow information:
    Interest paid                               $  617,017      $ 5,325
    Income taxes paid                                   --           --

Non-cash investing and financing activities:
    Conversion of promissory notes into
      common stock                              $2,092,000      $    --
    Accrued capital expenditures                 3,446,439           --
    Warrants issued to placement agent             692,478           --
    Asset retirement costs and obligations         253,114           --
    Shares issued for mineral leases                16,645           --
    Net assets acquired in merger                       --       11,675

15.     Supplemental Oil and Gas Information (unaudited)

      Costs Incurred: Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended August 31, 2010 and 2009, were:

                                   Years Ended August 31,
                               --------------------------
                                   2010           2009
                               -----------    -----------
Acquisition of Property:
    Unproved                   $ 1,530,221    $   420,478
    Proved                              --             --
Exploration costs                       --             --
Development costs               10,360,516      2,408,030
Capitalized internal costs          95,475             --
                               -----------    -----------
  Total Costs Incurred         $11,986,212    $ 2,828,508
                               ===========    ===========

      Capitalized Costs Excluded from Amortization: The following table summarizes costs related to unevaluated properties that have been excluded from amounts subject to depletion, depreciation, and amortization at August 31, 2010. There were no individually significant properties or significant development projects included in the Company's unevaluated property balance. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                           Period Incurred          As of
                                        Year Ended August 31,    August 31,
                                        -----------------------  ------------
                                          2010         2009         2010
                                        ----------  -----------  ------------
       Unproved leasehold acquisition
          costs                         $  554,739  $  293,957    $  848,696
       Unevaluated development costs            --          --            --
                                        ----------  -----------  ------------
           Total                        $  554,739  $  293,957    $  848,696
                                        ==========  ===========  ============

      Oil and Natural Gas Reserve Information: Proved reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (prices and costs held constant as of the date the estimate is made). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

      Proved oil and natural gas reserve information at August 31, 2010 and 2009, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company LP. Reserve information for the properties was prepared in accordance with guidelines established by the SEC.

      The reserve estimates as of August 31, 2010, were prepared in accordance with "Modernization of Oil and Gas Reporting" published by the SEC. The new guidance included updated definitions of proved developed and proved undeveloped oil and gas reserves, oil and gas producing activities and other terms. Proved oil and gas reserves as of August 31, 2010, were calculated based on the prices for oil and gas during the 12 month period before the reporting date, determined as the unweighted arithmetic average of the first day of the month price for each month within such period, rather than the year-end spot prices, which had been used in prior years. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years. The new guidance broadened the types of technologies that may be used to establish reserve estimates. Prior period data presented throughout Note 15 is not required to be, nor has it been, updated based upon the new guidance.

      The following table sets forth information regarding the Company's net ownership interests in estimated quantities of proved developed and undeveloped oil and gas reserve quantities and changes therein for the years ended August 31, 2010 and 2009:

                                             Oil (Bbl)       Gas (Mcf)
                                           -----------      ----------
Balance, August 31, 2008                            --              --
  Revision of previous estimates                    --              --
  Purchase of reserves in place                     --              --
  Extensions, discoveries, and other
    additions                                    8,160          30,066
  Sale of reserves in place                         --              --
  Production                                    (1,730)         (4,386)
                                         --------------  --------------
Balance, August 31, 2009                         6,430          25,680
  Revision of previous estimates                 4,318          24,844
  Purchase of reserves in place                     --              --
  Extensions, discoveries, and other
    additions                                  687,017       4,571,680
  Sale of reserves in place                         --              --
  Production                                   (21,080)       (141,154)
                                         --------------  --------------
Balance, August 31, 2010                       676,685       4,481,051
                                         ==============  ==============

Proved developed and undeveloped reserves:
  Developed at August 31, 2009                   6,430          25,680
  Developed at August 31, 2010                 395,453       2,349,027
  Undeveloped at August 31, 2010               281,232       2,132,024

      Standardized Measure of Discounted Future Net Cash Flows: The following analysis is a standardized measure of future net cash flows and changes therein related to estimated proved reserves. Future oil and gas sales have been computed by applying average prices of oil and gas for August 31, 2010, and the year-end spot prices for August 31, 2009. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. The calculation assumes the continuation of existing economic conditions, including the use of constant prices and costs. Future income tax expenses were calculated by applying year-end statutory tax rates, with consideration of future tax rates already legislated, to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carry-forwards relating to oil and gas producing activities. All cash flow amounts are discounted at 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and gas reserves. Actual future net cash flows from oil and gas properties will also be affected by factors such as actual prices the Company receives for oil and gas, the amount and timing of actual production, supply of and demand for oil and gas, and changes in governmental regulations or taxation.

      The following table sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in the ASC:

                                                   Year Ended August 31,
                                           ----------------------------------
                                                  2010               2009
                                           ---------------      -------------
    Future cash inflows                      $ 68,167,917       $   446,485
    Future production costs                   (19,877,331)         (141,134)
    Future development costs                  (15,836,965)               --
    Future income tax expense                  (6,926,890)               --
                                             ------------       -----------
    Future net cash flows                      25,526,731           305,351
      10% annual discount for
      estimated timing of cash
      flows                                   (12,504,334)          (72,394)
                                             ------------       -----------
    Standardized measure of
      discounted future net cash
      flows                                  $ 13,022,397       $   232,957
                                             ============       ===========


      There have been significant fluctuations in the posted prices of oil and natural gas during the last two years. Prices actually received from purchasers of the Company's oil and gas are adjusted from posted prices for location differentials, quality differentials, and BTU content. Estimates of the Company's reserves are based on realized prices. The following table presents the prices used to prepare the estimates, based upon average prices for the year ended August 31, 2010, and year-end spot prices for the year ended August 31, 2009:

                                            Natural Gas          Oil
                                              (Mcf)             (Bbl)
                                            -----------         -----
          August 31, 2009 (Spot Price)        $2.05            $61.24
          August 31, 2010 (Average)           $4.76            $69.20


      Changes in the Standardized Measure of Discounted Future Net Cash Flows:
The principle sources of change in the standardized measure of discounted future net cash flows are:

                                                    Year Ended August 31,
                                               --------------------------------
                                                    2010               2009
                                               -------------      -------------
Standardized measure, beginning of year         $   232,957        $       --
Sale and transfers, net of production
   costs                                         (1,834,924)          (82,549)
Net changes in prices and production
   costs                                            131,153                --
Extensions, discoveries, and improved
   recovery                                      17,785,154           315,506
Changes in estimated future development
   costs                                                 --                --
Development costs incurred during the
   period                                                --                --
Revision of quantity estimates                      212,851                --
Accretion of discount                                30,535                --
Net change in income taxes                       (3,535,329)               --
Purchase of reserves in place                            --                --
Sale of reserves in place                                --                --
Other                                                    --                --
                                                -----------     -------------
Standardized measure, end of year               $13,022,397        $  232,957
                                                ============    =============

15.     Subsequent Events

      The Company evaluated all events subsequent to the balance sheet date of August 31, 2010, through the date of issuance of these financial statements and has determined that except as set forth below, there are no subsequent events that require disclosure.

      On October 1, 2010, the Company acquired certain oil and gas properties from PM and PEM for $1,017,435. As more fully discussed in Note 9, both entities are controlled by Ed Holloway and William E. Scaff, Jr., both officers and directors of the Company.

      The oil and gas properties consist of:

       o 6 producing oil and gas wells (100% working interest/ 80% net revenue interest)
       o 2 shut in oil wells (100% working interest/ 80% net revenue interest)
       o 15 drill sites (net 6.25 wells)
       o Miscellaneous equipment.

     The oil and gas properties are located in the Wattenberg field, which is part of the Denver-Julesburg Basin.

      During the period subsequent to August 31, 2010, holders of convertible promissory notes in the face amount of $500,000, converted principal into 312,500 shares of the Company's common stock. After these conversions, notes in the principal amount of $15,408,000 were outstanding.

                               SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November, 2010.

                                     SYNERGY RESOURCES CORPORATION

                                     By: /s/ Ed Holloway
                                         ------------------------------------
                                         Ed Holloway, President


      Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/ Ed Holloway                President, Chief Executive     November 22, 2010
----------------------         Officer and Director
Ed Holloway


/s/ Frank L. Jennings          Principal Financial and        November 22, 2010
----------------------         Accounting Officer
Frank L. Jennings


/s/ William E. Scaff Jr.       Director                       November 22, 2010
------------------------
William E. Scaff, Jr.


/s/ Benjamin Barton            Director                       November 22, 2010
----------------------
Benjamin Barton


/s/ Rick Wilber                Director                       November 22, 2010
----------------------
Rick Wilber


/s/ Raymond E. McElhaney       Director                       November 22, 2010
------------------------
Raymond E. McElhaney


/s/ Bill M. Conrad             Director                       November 22, 2010
----------------------
Bill M. Conrad


/s/ R. W. Noffsinger III       Director                       November 22, 2010
-----------------------
R. W. Noffsinger, III


/s/ George Seward              Director                       November 22, 2010
----------------------
George Seward

                          SYNERGY RESOURCES CORPORATION
                                    FORM 10-K
                                    EXHIBITS