Form 10-Q
period 2010-11-30
SYNERGY RESOURCES CORP
filed 2011-01-13
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended November 30, 2010

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                 For the transition period from _____ to _______

                       Commission File Number: 333-146561

                          SYNERGY RESOURCES CORPORATION
                     -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Colorado                                  20-2835920
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                  20203 Highway 60, Platteville, Colorado 80651
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (970) 737-1073

                                       N/A
     ----------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Yes [ ] No [ ]

Larger accelerated filer  [  ]               Accelerated filer           [ ]
[  ]
Non-accelerated filer     [  ]               Smaller reporting company   [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,643,546 shares outstanding as of January 11, 2011.

                          SYNERGY RESOURCES CORPORATION

                                      Index

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of November 30, 2010 (unaudited)
            and August 31, 2010                                               3

           Statements of Operations for the three months ended
           November 30, 2010 and 2009 (unaudited)                             4

           Statements of Cash Flows for the three months ended
           November 30, 2010 and 2009 (unaudited)                             5

           Notes to Financial Statements (unaudited)                          6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             20

Item 4.    Controls and Procedures                                           34

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 33

Item 2.    Unregistered Sales of Equity Securities and Use of
           Proceeds                                                          33

Item 3.    Defaults Upon Senior Securities                                   33

Item 4.    Submission of Matters to a Vote of Security Holders               33

Item 5.    Other Information                                                 33

Item 6.    Exhibits                                                          33

SIGNATURES                                                                   36

                          SYNERGY RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                 November 30,    August 31,
                                                    2010           2010
                                                 -----------     ---------
                               ASSETS            (Unaudited)
Current assets:
   Cash and cash equivalents                     $ 4,728,030    $ 6,748,637
   Accounts receivable:
     Oil and gas sales                               573,514        377,675
     Joint interest billing                        1,712,694      1,930,810
     Related party receivable                        286,942        867,835
   Inventory                                         364,484        387,864
   Other current assets                               76,839         12,310
                                                 -----------    -----------
       Total current assets                        7,742,503     10,325,131
                                                 -----------    -----------
Property and equipment:
   Oil and gas properties, full cost method, net  13,824,090     12,692,194
   Other property and equipment, net                 155,714        150,789
                                                 -----------    -----------
       Property and equipment, net                13,979,804     12,842,983
                                                 -----------    -----------

Debt issuance costs, net of amortization           1,417,677      1,587,799
Other assets                                         139,285         86,000
                                                 -----------    -----------
       Total assets                             $ 23,279,269    $24,841,913
                                                ============    ===========

         LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable:
     Trade                                      $  1,871,167    $ 3,015,562
     Related party payable                             1,522        554,669
   Accrued expenses                                  919,339        517,921
                                                 -----------    -----------
       Total current liabilities                   2,792,028      4,088,152

Asset retirement obligations                         312,460        254,648
Convertible promissory notes, net of
   debt discount                                  12,149,308     12,190,945
Derivative conversion liability                    9,402,482      9,325,117
                                                 -----------    -----------
       Total liabilities                          24,656,278     25,858,862
                                                 -----------    -----------

Commitments and contingencies (See Notes 8 and 9)

Shareholders' (deficit):
 Preferred stock - $0.01 par value,
  10,000,000 shares authorized:
     no shares issued and outstanding                      -              -
   Common stock - $0.001 par value, 100,000,000
   shares authorized:
     13,823,481 and 13,510,981  shares issued
     and outstanding as of November 30, and
     August 31, 2010, respectively                    13,824         13,511
   Additional paid-in capital                     23,108,594     22,308,963
   Accumulated (deficit)                         (24,499,427)   (23,339,423)
                                                 -----------    -----------
     Total shareholders' (deficit)                (1,377,009)    (1,016,949)
                                                 -----------    -----------
     Total liabilities and shareholders'
      (deficit)                                   23,279,269     24,841,913
                                                  ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                    for the three months ended November 30, 2010 and 2009
                                   (unaudited)

                                                    2010          2009
                                                    ----          ----
Revenues:
   Oil and gas revenues                        $ 1,443,595    $   52,786
   Service revenues                                  7,442             -
                                               -----------    ----------
          Total revenues                         1,451,037        52,786
                                               -----------    ----------
Expenses:
   Lease operating expenses                        202,675         7,890
   Depreciation, depletion, and amortization       584,981        28,206
   General and administrative                      652,543       281,132
                                               -----------    ----------
          Total expenses                         1,440,199       317,228
                                               -----------    ----------
Operating income (loss)                             10,838      (264,442)
                                               -----------    ----------

Other income (expense):
   Change in fair value of derivative
     conversion liability                         (389,263)            -
   Interest expense, net                          (782,040)            -
   Interest income                                     461         2,773
                                               -----------    ----------
          Total other income (expense)          (1,170,842)        2,773
                                               -----------    ----------
Loss before taxes                               (1,160,004)     (261,669)
Provision for income taxes                               -             -
                                               -----------    ----------
Net loss                                      $ (1,160,004)  $  (261,669)
                                              ============   ===========

Net loss per common share:
    Basic and Diluted                         $      (0.08)  $     (0.02)

Weighted average shares outstanding:
    Basic and Diluted                           13,715,651    11,998,000
                                              ============   ===========



   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
              for the three months ended November 30, 2010 and 2009
                                   (unaudited)


                                                     2010             2009
                                                     ----             ----

Cash flows from operating activities:
  Net loss                                       $(1,160,004)      $ (261,669)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
      Depreciation, depletion, and
        amortization                                 584,981           28,206
      Amortization of debt issuance cost             170,122                -
      Accretion of debt discount                     420,923                -
      Stock-based compensation                       235,486            4,641
      Change in fair value of derivative
        liability                                    389,263                -
    Changes in operating assets and
        liabilities:
           Accounts receivable                       603,170         (881,290)
           Inventory                                  23,380          432,049
           Accounts payable                        1,362,081           17,484
           Accrued expenses                          191,418          (13,608)
           Other                                    (117,814)         (20,785)
                                                ------------        ---------
    Total adjustments                              3,863,010         (433,303)
                                                ------------        ---------
  Net cash provided by (used in)
     operating activities                          2,703,006         (694,972)
                                                ------------        ---------
Cash flows from investing activities:
   Acquisition of property and equipment          (4,723,613)        (899,348)
                                                ------------        ---------
   Net cash used in investing activities          (4,723,613)        (899,348)
                                                ------------        ---------
Net decrease in cash and equivalents              (2,020,607)      (1,594,320)

Cash and equivalents at beginning of
  period                                           6,748,637        2,854,659
                                                ------------        ---------

Cash and equivalents at end of period           $ 4,728,030        $1,260,339
                                                ===========        ==========



Supplemental Cash Flow Information (See Note 12)



   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2010
                                   (unaudited)

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

      Interim Financial Information: The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") as promulgated in Item 210 of Regulation S-X. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures included are adequate to make the information presented not misleading, and recommends that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2010.

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

      Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, accumulated deficit, net assets, or total shareholders' equity.

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

      Capitalized costs of oil and gas properties are depleted using the unit-of-production method based upon estimates of proved reserves. For depletion purposes, the volume of petroleum reserves and production is converted into a common unit of measure at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Investments in unevaluated properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

      Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued plus the lower of cost or estimated fair value of unevaluated properties not being amortized. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount. No provision for impairment was required for either the three months ended November 30, 2010 or 2009.

      The oil and natural gas prices used to calculate the full cost ceiling limitation are based upon a 12 month rolling average, calculated as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for basis or location differentials.

      Oil and Gas Reserves: The determination of depreciation, depletion and amortization expense, as well as the ceiling test calculation related to the recorded value of the Company's oil and natural gas properties, will be highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

      Capitalized Overhead: A portion of the Company's overhead expenses are directly attributable to acquisition and development activities. Under the full cost method of accounting, these expenses, which totaled $64,720 for the three months ended November 30, 2010 were capitalized in the full cost pool.

      Capitalized Interest: The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized during the period that activities are in progress to bring the projects to their intended use. During the three months ended November 30, 2010 and 2009, interest capitalized was $119,739 and $16,152, respectively.

      Debt Issuance Costs: Debt issuance costs of $2,041,455 were incurred in connection with the convertible promissory notes issued during the year ended August 31, 2010 (see Note 6). Amortization expense, which is being recognized over the stated three year term, of $170,121 was recorded during the three months ended November 30, 2010.

      Fair Value Measurements: Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can either be readily observable, market corroborated or generally unobservable. Fair value balances are classified based on the observability of the various inputs (see Note 7).

      Asset Retirement Obligations: The Company's activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is permanently removed from service. The fair value of a liability for the asset retirement obligation ("ARO") is initially recorded when it is incurred if a reasonable estimate of fair value can be made. This is typically when a well is completed or an asset is placed in service. When the ARO is initially recorded, the Company capitalizes the cost (asset retirement cost or "ARC") by increasing the carrying value of the related asset. Over time, the liability increases for the change in its present value (accretion of ARO), while the net capitalized cost decreases over the useful life of the asset. The capitalized ARCs are included in the full cost pool and subject to depletion, depreciation and amortization. In addition, the ARCs are included in the ceiling test calculation. Calculation of an ARO requires estimates about several future events, including the life of the asset, the costs to remove the asset from service, and inflation factors. The ARO is initially estimated based upon discounted cash flows over the life of the asset and is accreted to full value over time using the Company's credit adjusted risk free interest rate. Estimates are periodically reviewed and adjusted to reflect changes.

      Derivative Conversion Liability: The Company accounts for the embedded conversion features in its convertible promissory notes in accordance with the guidance for derivative instruments, which requires a periodic valuation of fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative conversion liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative conversion liabilities is recognized as a charge or credit to other income (expense) in the statements of operations.

     Revenue Recognition: Revenue is recognized for the sale of oil and natural gas when production is sold to a purchaser and title has transferred. Revenues from production on properties in which the Company shares an economic interest with other owners are recognized on the basis of the Company's interest. Provided that reasonable estimates can be made, revenue and receivables are accrued, and differences between the estimates and actual volumes and prices, if any, are adjusted upon settlement, which typically occurs sixty to ninety days after production.

      Major Customers and Operating Region: The Company operates exclusively within the United States of America. Except for cash and equivalent investments, all of the Company's assets are employed in and all of its revenues are derived from the oil and gas industry.

         The Company's oil and gas production is purchased by a few customers. The table below presents the percentages of oil and gas revenue that was purchased by major customers.

                                              Three Months
                                           Ended November 30,
                                           -------------------
               Major Customers              2010       2009
               ---------------              ----       ----

                  Company A                  78%         0%
                  Company B                  19%         0%
                  Company C                  3%        100%

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

      Earnings Per Share Amounts: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. For the three months ended November 30, 2010, and 2009, diluted earnings per share is equivalent to basic earnings per share, as all potentially dilutive securities have an anti-dilutive effect on earnings per share. The following potentially dilutive securities could dilute future earnings per share:

                                          November 30,
                                 -----------------------------
                                     2010            2009
                                 -------------   -------------

Convertible promissory notes       9,630,000             --
Accrued interest                                         --
convertible into common stock                       128,752
Warrants(1)                       15,286,466      5,161,466
Employee stock options             4,270,000      4,100,000
                                  ----------      ---------
      Total                       29,315,218      9,261,466
                                  ==========      =========

(1) Also as of November 30, 2010 and 2009, the Company had a contingent obligation to issue 63,466 potentially dilutive securities, all of which were excluded from the calculation because the contingency conditions had not been met.

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

      The Company follows the provisions of the ASC regarding uncertainty in income taxes. No significant uncertain tax positions were identified as of any date on or before November 30, 2010. Given the substantial net operating loss carry-forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents' tax adjustments of income tax returns are anticipated as any such adjustments would very likely simply adjust the net operating loss carry-forwards.

      Recent Accounting Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board ("FASB"), the Emerging Issues Task Force ("EITF"), and the SEC to determine the impact of new pronouncements on US GAAP and the impact on the Company.

      Effective September 1, 2010, the Company adopted ASU No. 2010-11 - Derivatives and Hedging, which was issued in March 2010 and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. Adoption of this ASU had no material affect on the Company's financial position, results of operations, or cash flows.

      There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.     Accounts Receivable

      Accounts receivable consist primarily of trade receivables from oil and gas sales and amounts due from other working interest owners whom have been billed for their proportionate share of well costs. For receivables from joint interest owners, the Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings. As of November 30, 2010 and August 31, 2010, major customers (i.e. those with balances greater than 10% of total receivables) are shown in the following table:

                                           As of         As of
      Accounts Receivable              November 30,    August 31,
      from Major Customers:               2010            2010
      --------------------             -----------     ----------
         Company A                         13%              *
         Company B                         12%              *
         Company C                           *           100%
         Company D                         35%              *
         Company E                         10%              *
         Company F                         10%              *

*  less than 10%


3.     Property and Equipment

      Capitalized costs of property and equipment at November 30, 2010, and August 31, 2010, consisted of the following:

                                                 As of             As of
                                              November 30,        August 31,
                                                 2010               2010
                                              ------------       -----------
Oil and gas properties, full cost method:
   Unevaluated costs, not subject to
   amortization:
      Lease acquisition and other costs     $  2,690,808        $   848,696
      Wells in progress                          618,511                 --
                                            ------------        -----------
         Subtotal, unevaluated costs           3,309,319            848,696

   Evaluated costs:
      Producing and non-producing             12,231,905         12,992,594
      Less, accumulated depletion             (1,717,134)        (1,149,096)
                                            ------------        -----------
         Subtotal, evaluated costs            10,514,771         11,843,498

         Oil and gas properties, net          13,824,090         12,692,194

Other property and equipment:
    Vehicles                                      89,527             89,527
    Leasehold improvements                        32,917             32,329
    Office equipment                              51,397             36,821
      Less, accumulated depreciation            (18,127)             (7,888)
                                            ------------        -----------
        Other property and equipment, net       155,714             150,789
                                            ------------        -----------
Total property and equipment, net           $13,979,804         $12,842,983
                                            ===========         ===========

     The capitalized costs of evaluated oil and gas properties are depleted using the unit-of-production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the three months ended November 30, 2010 and 2009, depletion of oil and gas properties was $568,038 and $28,095, respectively, or $19.05 and $25.69 per barrel of oil equivalent, respectively.

      Periodically, the Company reviews its unevaluated properties and its inventory to determine if the carrying value of either asset exceeds its estimated fair value. The reviews for the three months ended November 30, 2010, and 2009 indicated that asset carrying values were less than estimated fair values and no reclassification to the full cost pool was required.

      On a quarterly basis, the Company performs the full cost ceiling test. The ceiling tests performed for the three months ended November 30, 2010, and 2009 did not reveal any impairments.

      For the three months ended November 30, 2010, and 2009 depreciation of other property and equipment was $10,239 and $111, respectively.

4.     Interest Expense

      The components of interest expense recorded for the three months ended November 30, 2010, and 2009 consisted of:

                                        Three Months Ended November 30,
                                        --------------------------------
                                              2010            2009
                                              ----            ----
Interest cost, convertible
   promissory notes                         $ 310,734     $      --
Interest cost, bank loan payable                   --        16,152
Accretion of debt discount                    420,923            --
Amortization   of  debt   issuance
   costs                                      170,122            --
Less, interest capitalized                   (119,739)      (16,152)
                                            ---------     ---------
Interest expense, net                       $ 782,040     $      --
                                            =========     =========

5.     Asset Retirement Obligations

      Upon completion or acquisition of a well, the Company recognizes obligations for its oil and gas operations for anticipated costs to remove and dispose of surface equipment, plug and abandon wells, and restore sites to their original uses. The estimated present value of such obligations are determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations. Changes in estimates are reflected in the obligations as they occur.

      The following table summarizes the change in asset retirement obligations for the three months ended November 30, 2010:

    Asset retirement obligations, August 31, 2010              $ 254,648
    Liabilities incurred                                          51,108
    Liabilities settled                                               --
    Accretion                                                      6,704
    Revisions in estimated liabilities                                --
                                                               ---------
Asset retirement obligations, November 30, 2010                $ 312,460
                                                               =========

6.     Convertible Promissory Notes and Derivative Conversion Liability

      During the fiscal year ended August 31, 2010, the Company received gross proceeds of $18,000,000 from the sale of 180 Units at $100,000 per Unit. Each Unit consists of one convertible promissory note ("Note") in the principal amount of $100,000 and 50,000 Series C warrants (collectively referenced as a "Unit"). The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and expires on December 31, 2014.

      Net proceeds of $16,651,023 from the sale of the Units were used primarily to drill and complete oil and gas wells in the Wattenburg field, located in the Denver-Julesburg Basin. The Notes are collateralized by any oil and gas wells drilled, completed, or acquired with the proceeds from the offering.

      The Notes are considered hybrid debt instruments containing a detachable warrant and a conversion feature under which the proceeds of the offering are allocated to the detachable warrants and the conversion feature based on their fair values. The Series C warrants were determined to be a component of equity, and the fair value of the warrants was recorded as additional paid in capital. Since the warrants were recorded as a component of equity, the fair value of $1,760,048 was estimated at inception and will not be re-measured in future periods. The Notes contain a conversion feature, at an initial conversion price of $1.60 and subject to adjustment under certain circumstances, which allow the Note holders to convert the principal balance into a maximum of 11,250,000 common shares, plus conversion of accrued and unpaid interest into common shares, also at $1.60 per share. The conversion feature was determined to be an embedded derivative requiring the conversion option to be separated from the host contract and measured at its fair value. At issuance, the estimated fair value of the conversion feature was $3,455,809. The conversion option will continue to be recorded at fair value each reporting period until settlement or conversion, with changes in the fair value reflected in other income (expense) in the statements of operations. The fair value of the conversion feature was recorded as derivative conversion liability.

      Allocation of value to the components created a debt discount of $5,215,857, which is being accreted over the 36 month life of the Notes using the effective interest method. The effective interest rate on the Notes is 19%. The Company recorded accretion expense of $420,923 during the three months ended November 30, 2010, which included $73,513 to record the effect of accelerated accretion on early Note conversions.

      In connection with the sale of the Units, the Company paid fees and expenses of $1,348,977 and issued 1,125,000 Series D warrants to the placement agent. The Series D warrants have an exercise price of $1.60 and an expiration date of December 31, 2014. The warrants were valued at $692,478 using the Black-Scholes-Merton option pricing model. The Company recorded $2,041,455 of debt issuance costs, which is being amortized over the three year term of the Notes. Amortization expense of $170,122 was recorded during the three months ended November 30, 2010.

     During the three months ended November 30, 2010, holders of convertible promissory notes with a face amount of $500,000 converted principal into 312,500 shares of common stock at the conversion price of $1.60 per share. At the time the Notes were converted, the estimated fair value of the derivative conversion liability apportioned to the converted Notes totaled $311,898, which was reclassified from derivative conversion liability to additional paid in capital.

Similarly, the unamortized debt discount apportioned to the converted Notes totaled $110,953. The unamortized debt discount of $73,513 applicable to the conversion option was charged to accretion of debt discount and the unamortized debt discount of $37,440 applicable to the warrants was reclassified from debt discount to additional paid in capital. As of November 30, 2010, Notes with a principal amount of $15,408,000 were outstanding and the debt discount balance was $3,258,692.

      The fair value of the derivative conversion liability is adjusted each quarter to reflect the change in value. The estimated fair value of the derivative conversion liability as of November 30, 2010, was $9,402,482, and the change in fair value of derivative conversion liability was $389,263 during the three months ended November 30, 2010, including a change of $311,898 related to the early conversion of Notes

7.     Fair Value Measurements

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

      Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed securities and US government treasury securities.

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

      For the most part, the Company's financial instruments consisted of cash and equivalents, accounts receivable, accounts payable, and accrued liabilities. Due to the short original maturities and high liquidity of cash and equivalents, accounts receivable, accounts payable, and accrued liabilities, carrying amounts approximated fair values.

      As permitted, the Company's convertible promissory notes are not carried in the Company's financial statements at fair value. As compared to the $12.1 million then carrying value, the fair value of the Notes was estimated at approximately $13.4 million as of November 30, 2010. Because the Notes are not traded on a public exchange, the fair value reflects market-based (over-the-counter) trades for debt with similar terms and maturities applied to the discounted cash flow for the Notes maturity.

      The Company's convertible promissory notes (see Note 6) contain an embedded conversion option which is required to be separated and reported as a derivative liability at fair value. The Company utilizes the Monte Carlo Simulation ("MCS") model to value the derivative conversion liability. Inputs to this valuation technique include the Company's quoted stock price and published interest rates and credit spreads. Additional assumptions used as of November 30, 2010 were: an expected term of 2.1 years, volatility of 45.70%, which was derived from the expected volatility of comparable companies, dividend yield of 0%, and a discount rate of 6.63%. All of the significant inputs are observable, either directly or indirectly; therefore, the Company's derivative conversion liability is included within the Level 2 fair value hierarchy. The derivative conversion liability is re-measured each quarter to reflect the change in fair value. The estimated fair value of the derivative conversion liability as of November 30, 2010, was $9,402,482, and the change in fair value of derivative conversion liability was $389,263 during the three months ended November 30, 2010, including a change of $311,898 related to the early conversion of Notes.

      The following table sets forth by level within the fair value hierarchy the Company's financial assets and financial liabilities as of November 30, 2010, and August 31, 2010, respectively, that were measured at fair value on a recurring basis.

                       November 30,
                           2010           Level 1      Level 2        Level 3
                       --------------    ---------    ---------      --------
Derivative Conversion
   Liability             $9,402,482      $     --     $9,402,482     $     --

                        August 31,
                           2010           Level 1      Level 2        Level 3
                       --------------    ---------    ---------      --------
Derivative Conversion
   Liability             $9,325,117      $     --     $9,325,117     $     --

      The Company also measures all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis. As discussed in Note 5, asset retirement obligations and costs totaling $312,460 and $254,648, have been accounted for as long-term liabilities and included in each property's asset value at November 30, 2010 and August 31, 2010, respectively. The Level 3 inputs used to measure the estimated fair value of the obligations include assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations.

8.     Related Party Transactions and Commitments

      The Company's executive officers control three entities that have entered into agreements to provide various services and office space to the Company. The entities are Petroleum Management, LLC ("PM"), Petroleum Exploration and Management, LLC ("PEM"), and HS Land & Cattle, LLC ("HSLC").

      Effective June 11, 2008, the Company entered into an Administrative Services Agreement with PM. The Company paid $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and paid $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. The Company paid $60,000 under this agreement for the three months ended November 30, 2009. Effective June 30, 2010, the Company terminated the agreement.

      Effective July 1, 2010, the Company entered into a lease with HSLC, for office space and an equipment yard located in Platteville, Colorado. The lease requires monthly payments of $10,000 and terminates on June 30, 2011. The Company paid $30,000 under this agreement for the three months ended November 30, 2010.

      On October 1, 2010, the Company acquired certain oil and gas properties located in the Wattenberg field, part of the D-J Basin, from PM and PEM for $1,017,435. The oil and gas properties consist of 6 producing oil and gas wells and 2 shut in oil wells as well as 15 drill sites and miscellaneous equipment. The Company acquired a 100% working interest and 80% net revenue interest in the properties.

      In addition to the transactions described above, the Company undertook various activities with PM and PEM that are related to the development and operation of oil and gas properties. The Company purchased certain oil and gas equipment, such as tubular goods and surface equipment, from PM. The Company reimbursed PM for the original cost of the equipment. PEM is a joint working interest owner of certain wells operated by the Company. PEM is charged for their pro-rata share of costs and expenses incurred on their behalf by the Company, and similarly PEM is credited for their pro-rata share of revenues collected on their behalf. The following table summarizes the transactions with PM and PEM during the three months ended November 30, 2010:

Balance due to PM for equipment, August 31, 2010       $ 538,698
Purchase of equipment from PM                              1,710
Payments to PM for equipment                            (538,886)
                                                       ---------
Balance due to PM for equipment, November 30, 2010     $   1,522
                                                       =========

Joint  interest  billing  balance due from PEM,
 August 31, 2010                                       $ 867,835
Joint interest costs billed to PEM                       162,296
Amounts collected from PEM                              (743,189)
                                                       ---------
Joint interest billing due from PEM,
  November 30, 2010                                    $ 286,942
                                                       =========

Balance due to PEM for revenues, August 31, 2010       $  15,971
Revenues collected on behalf of PEM                      139,973
Payments to PEM for revenues                            (155,944)
                                                       ---------
Balance due to PEM for revenues, November 30, 2010     $      --
                                                       =========

9.      Other Commitments and Contingencies

      During the three months ended November 30, 2010, the Company agreed to issue 100,000 common shares in exchange for services. The common shares were valued at $210,000 based upon the quoted market price of the Company's common stock on the effective date of the agreement. The entire value was recorded as general and administrative expense during the three months ended November 30, 2010. The shares were issued subsequent to November 30, 2010.

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

      Issued and Outstanding: The total issued and outstanding common stock at November 30, 2010, is 13,823,481 common shares, representing an increase from August 31, 2010 of 312,500 shares, as follows:

      During the three months ended November 30, 2010, the Company issued 312,500 common shares pursuant to the conversion of Notes in the principal amount of $500,000 at the contractual conversion price of $1.60 per share.

      As of November 30, 2010, there were various warrants outstanding to purchase 15,286,466 shares of common stock. The following table summarizes information about the Company's issued and outstanding common stock warrants as of November 30, 2010:

                                        Remaining
                                       Contractual
                            Number of      Life      Expiration       Strike
   Description               Shares     (in years)     Date          Proceeds
----------------------     ---------   ------------  ----------      --------

Series A at $6.00          4,098,000         2.6      12/31/2012   $24,588,000
Series B at $10.00         1,000,000         2.6      12/31/2012    10,000,000
Series C at $6.00          9,000,000         4.6      12/31/2014    54,000,000
Series D at $1.60          1,125,000         4.6      12/31/2014     1,800,000
Placement Agent Warrants
at $1.80                      63,466         2.6      12/31/2012       114,239
                          ----------                               -----------
                          15,286,466         3.4                   $90,502,239
                          ==========                               ============


      The following table summarizes activity for common stock warrants for the three month period ended November 30, 2010:

                                                             Weighted
                                         Number of           Average
                                         Warrants         Exercise Price
                                       -----------        --------------

Outstanding, August 31, 2010            15,286,466            $5.92
Granted                                         --               --
Exercised                                       --               --
                                        ----------
Outstanding, November 30, 2010          15,286,466           $5.92
                                        ==========

11.     Stock-Based Compensation

      Effective September 27, 2010, the Company granted employee stock options to purchase 50,000 shares of common stock at an exercise price of $2.40 and a term of ten years. The options vest over four years. These options were determined to have a fair value of $63,126 using the assumptions outlined in the table below.

      For the grant of 100,000 common shares discussed in Note 9, the Company recorded stock-based compensation expense of $210,000 for the three months ended November 31, 2010. For the grant of various stock options that are currently in the vesting phase, the Company recorded stock-based compensation expense of $25,486 and $4,641 for the three months ended November 30, 2010 and 2009, respectively. The estimated unrecognized compensation cost from unvested stock options as of November 30, 2010, was approximately $316,000, which will be recognized ratably through September, 2014.

      The assumptions used in valuing stock options for the three months ended November 30, 2010 were as follows:

                Expected term (in years)                 6.00
                Expected volatility                    53.18%
                Risk free rate                          1.62%
                Expected dividend yield                 0.00%

      The following table summarizes activity for stock options for the period from August 31, 2010 to November 30, 2010:

                                                            Weighted
                                         Number of           Average
                                           Shares         Exercise Price
                                        ----------        --------------

Outstanding, August 31, 2010             4,220,000            $ 5.36
Granted                                     50,000            $ 2.40
Exercised                                       --                --
                                         ---------
Outstanding, November 30, 2010           4,270,000            $ 5.32
                                         ---------

      The following table summarizes information about issued and outstanding stock options as of November 30, 2010:

                     Remaining    Weighted
           Number    Contractual   Average                 Aggregate
Exercise     of         Life      Exercise     Number      Intrinsic
 Price     Shares    (in years)    Price     Exercisable     Value
---------  --------  ----------   --------   ----------    ----------

 $10.00   2,000,000      2.6       $10.00     2,000,000           --
 $1.00    2,000,000      2.6       $ 1.00     2,000,000   $2,799,800
 $3.00      100,000      8.1       $ 3.00        10,000           --
 $2.50      120,000      9.6       $ 2.50            --           --
 $2.40                   9.8       $ 2.40
             50,000                              10,000           --
          ---------                           ---------   ----------
          4,270,000      2.9       $ 5.32     4,020,000   $2,799,800
          =========                           =========   ==========

12.     Supplemental Schedule of Information to the Statements of Cash Flows

      The following table supplements the cash flow information presented in the financial statements for the three months ended November 30, 2010 and 2009:

                                                  Three Months Ended
                                                      November 30,
                                                  ------------------
                                                  2010          2009
                                                  ----          ----
Supplemental cash flow information:
    Interest paid                               $320,840      $ 25,027
    Income taxes paid                                 --            --

Non-cash investing and financing activities:
   Conversion of promissory notes into
      common stock                              $500,000            --
    Accrued capital expenditures                $386,816    $1,376,785
    Asset  retirement costs and obligations      $51,108            --

13.      Subsequent Events

      On January 11, 2011, the Company completed the sale of 9,000,000 shares of common stock to private investors. The shares were sold at a price of $2.00 per share. Net proceeds to the Company from the sale of the shares were approximately $16,700,000 after deductions for the placement agents' commissions and expenses. The Company relied upon the exemption provided by Rule 506 of the Securities and Exchange Commission in connection with the sale of these securities. The shares of common stock sold to date have not been, and any additional shares which may be sold will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

      Between December 1, 2010, and the date of this report, holders of convertible promissory notes with a face amount of $1,150,175 plus accrued interest of $1,930 elected to convert the Notes into 720,065 shares of common stock at the conversion price of $1.60 per share.

      Effective December 29, 2010, the Company issued 100,000 shares of common stock to satisfy amounts accrued as of November 30, 2010, and discussed as a commitment in Note 9.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the financial condition as of November 30, 2010, and the results of operations for the three months ended November 30, 2010, and 2009. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Form 10-K for the fiscal year ended August 31, 2010.

Overview

      We are an independent oil and gas operator in Colorado and are focused on the acquisition, development, exploitation, exploration and production of oil and natural gas properties primarily located in the Wattenberg field in the Denver-Julesburg ("D-J") Basin in northeast Colorado. We commenced active operations in September 2008 and have grown significantly during the last two years. As of August 31, 2009, we had two productive wells (net wells of 0.6). As of August 31, 2010, we had twenty-four productive wells and fourteen wells in the process of completion (net wells of 19). As of December 31, 2010, we have 50 productive wells, including 2 shut-in wells (net wells of 29).

      As of November 30, 2010, we had estimated proved reserves of 660,881 Bbls of oil and 4,399,963 Mcf of gas.

      We currently hold an acreage position of 21,578 gross acres and 13,633 net acres under lease.

      Our growth plans for 2011 include additional drilling activities, acquisition of existing wells, and recompletion of wells that provide good prospects for improved stimulation techniques. As cash flow from operations is not sufficient to fund our growth plans, we will be required to seek additional financing. Implementation of our growth plans will be dependent upon the amount of financing we are able to obtain.

Recent Developments

      On January 11, 2011, we closed on the sale of 9,000,000 shares of common stock to private investors. The shares were sold at a price of $2.00 per share. Net proceeds from the sale of the shares were approximately $16,700,000 after deductions for the sales commissions and expenses.

      In December 2010, we acquired four producing wells in an area that is adjacent to our Pratt lease. We paid cash consideration of $400,000 and assigned the lease rights on 340 net acres in northern Weld County to the seller.

Potential Acquisition of Oil and Gas Properties from Petroleum Exploration & Management

      We have a nonbinding letter of intent with Petroleum Exploration & Management LLC ("PEM"), a company owned by Ed Holloway and William E. Scaff, Jr., two of our officers, to potentially acquire oil and gas properties located in the Wattenberg Field of the D-J Basin.

     The assets under purchase consideration include 88 gross wells (87 producing and 1 shut-in) and oil and gas leases covering 6,968 gross acres in the D-J Basin. We have not completed our evaluation of the value of the assets but we estimate that it could range between approximately $14.0 million and $17.0 million. Our evaluation will include consideration of the estimated proved reserves of the oil and gas properties, the value of undeveloped leases, and the potential advantages to the Company of adding these properties to our existing oil and gas assets. We will consider whether new well stimulation technologies developed since these wells were drilled could be applied to increase the future value of the properties.

      Through the date of this report we had not reached any agreement with Mr. Holloway and Mr. Scaff as to the amount we may pay for PEM's oil and gas properties, or how the purchase price will be structured (which may include a combination of cash, shares of our common or preferred stock, or debt). It is our intention not to assume any of PEM's liabilities. However, we may find it advantageous to assume certain of PEM's liabilities, in which case we would need to pay the liabilities as they became due, but the price we would pay for PEM's properties would be reduced.

      PEM is currently undergoing an audit of its financial statements and obtaining an independent reserve analysis. Certain members from our Board of Directors are serving as an independent acquisition committee to review the potential transaction.

      Proceeding with the acquisition would be contingent upon numerous factors, including satisfactory completion of due diligence, approval of disinterested directors and shareholders, determination that the purchase was fair, and availability of suitable financing.

RESULTS OF OPERATIONS

For the three months ended November 30, 2010, compared to the three months ended November 30, 2009

      Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

      For the three months ended November 30, 2010, we reported a net loss of $1,160,004, or $0.08 per share, compared to a net loss of $261,669, or $0.02 per share, for the three months ended November 30, 2009. The comparison between the two years was primarily influenced by increasing revenues and expenses associated with the 36 wells completed during the 2010 drilling program which provided operating income of $10,838 in 2010 compared to an operating loss of $264,442 in 2009. Improved operating income was offset by costs related to the $18 million financing transaction that closed in March 2010.

      Oil and Gas Production and Revenues - For the three months ended November 30, 2010, we recorded total oil and gas revenues of $1,443,595 compared to $52,786 for the three months ended November 30, 2009, as summarized in the following table:

                                 Three Months Ended November 30,
                                 --------------------------------
                                    2010                   2009
                                  --------               --------
Production:
  Oil (Bbls)                       15,939                   795
  Gas (Mcf)                        83,306                 1,793

Total production in BOE            29,823                 1,094

Revenues:
  Oil                          $1,153,779               $46,205
  Gas                             289,816                 6,581
                               ----------               -------
    Total                     $ 1,443,595               $52,786
                              ===========               =======

Average sales price:
  Oil (Bbls)                  $     72.39               $ 58.12
  Gas (Mcf)                   $      3.48               $  3.67


     "Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons. "Mcf" refers to one thousand cubic feet. A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

      Net oil and gas production for the three months ended November 30, 2010 was 29,823 BOE, or 328 BOE per day. The significant increase in production from the comparable period in the prior year reflects the additional wells that began production over the past twelve months. The change in average sales price is a function of worldwide commodity prices, which have increased the realized sales price of oil by 25% and decreased the realized sales price of natural gas by 5%.

      We do not currently engage in any commodity hedging activities, although we may do so in the future.

      Service revenue- For the three months ended November 30, 2010, we recorded revenue generated from the management of wells owned by third parties of $7,442.

      Lease Operating Expenses - As summarized in the following table, our lease expenses include the direct operating costs of producing oil and natural gas and taxes on production and properties:

                                 Three Months ended November 30,
                                 --------------------------------
                                    2010                   2009
                                  --------               --------

Production costs                  $ 61,876               $ 5,316
Severance and ad valorem taxes     140,799                 2,574
                                  --------               -------
    Total production expenses     $202,675               $ 7,890
                                  ========               =======

Per BOE:
  Production costs                $   2.07               $  4.86
  Severance and ad valorem taxes      4.72                  2.35
                                  --------               -------
     Total per BOE                $   6.80               $  7.21
                                  ========               =======

      Production costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas. Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, such as workover operations, maintenance and repair, labor and utilities. Taxes tend to increase or decrease primarily based on the value of oil and gas sold. As a percent of revenues, production costs were 14% in the three months ended November 30, 2010, and 15% in the respective period in 2009.

      Depreciation, Depletion, and Amortization ("DDA") - DDA expense is summarized in the following table:

                                 Three Months ended November 30,
                                 --------------------------------
                                    2010                   2009
                                  --------                -------

Depletion                          $568,038              $ 28,095
Depreciation and amortization        16,943                   111
                                   --------              --------
        Total DDA                  $584,981              $ 28,206
                                   ========              ========

Depletion per BOE                  $  19.05              $  25.69

      The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves. The capitalized costs of evaluated oil and gas properties are depleted using the units-of-production method based on estimated reserves. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the three months ended November 30, 2010, production volumes of 29,823 BOE and estimated net proved reserves of 1,357,000 BOE were the basis of the depletion rate calculation. For the three months ended November 30, 2009, production volumes of 1,094 BOE and estimated net proved reserves of 10,700 BOE were the basis of the depletion rate calculation.

      General and Administrative - The following table summarizes the components of general and administration expenses:

                                            Three Months ended November 30,
                                           --------------------------------
                                             2010                   2009
                                           --------                -------

Stock based compensation                   $ 235,486              $  4,641
Other general and administrative             481,777               276,491
Capitalized general and administrative       (64,720)                   --
                                           ---------              --------
    Totals                                 $ 652,543              $281,132
                                           =========              ========


      The stock-based compensation recorded in general and administrative expenses related to the issuance of stock grants and stock options to officers, directors, consultants, and employees. The expense recorded for stock grants is based on the market value of the common stock on the date of grant. When stock options are issued we estimate their fair value using the Black-Scholes-Merton option-pricing model. The estimated fair value is recorded as a non-cash expense on a pro-rata basis over the vesting period.

      Other general and administrative expenses, which include salaries, benefits, professional fees, and other corporate overhead, increased approximately $205,000 during the current three-month period over the comparable quarter in the prior year due to the growth in our business. The following items contributed to the increase. Salaries and benefits increased by $130,000 as we increased the number of employees from three to seven, reservoir engineering fees increased by approximately $30,000, and we incurred additional professional fees of approximately $40,000 related to increased requirements of our business.

      Certain general and administrative expenses are directly related to the acquisition and development of oil and gas properties. Those costs were reclassified from general and administrative expense into capitalized costs in the full cost pool.

      Other Income (Expense) - The issuance of $18,000,000 of convertible promissory notes and Series C warrants during the year ended August 31, 2010, generated a significant increase in other expenses for the three months ended November 30, 2010, compared to the three months ended November 30, 2009. Interest expense of $310,734 was recognized during the three months ended November 30, 2010. Accretion of debt discount was $420,923 during the three months ended November 30, 2010, and amortization of debt issuance costs was $170,122.

      The notes contain a conversion feature, at an initial conversion price of $1.60 and subject to adjustment under certain circumstances, which allow the noteholders to convert the $18,000,000 principal balance into a maximum of 11,250,000 common shares, plus conversion of accrued and unpaid interest into common shares, also at $1.60 per share. This conversion feature, considered an embedded derivative and recorded as a liability at its estimated fair value, when marked-to-market, over time is reflected as a non-cash item in the statement of operations. A non-cash expense of $389,263 was reflected in the statement of operations for the three months ended November 30, 2010 to represent the change in the fair value of the derivative conversion liability during the period.

      Income Taxes - Our effective tax rate is currently zero. We have reported a net loss every year since inception and for tax purposes have a net operating loss carry forward ("NOL") of approximately $10 million. The NOL is available to offset future taxable income, if any. At such time, if ever, that we are able to demonstrate that it is more likely than not that we will be able to realize the benefits of our tax assets, we will recognize the benefits in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      During the year ended August 31, 2010, we received gross proceeds of $18,000,000 from the sale of 180 Units at $100,000 per Unit. Each Unit consists of one convertible promissory note in the principal amount of $100,000 and 50,000 Series C warrants. The Notes bear interest at 8% per year, payable quarterly, and mature on December 31, 2012. Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share and expires on December 31, 2014.

      Net proceeds of $16,651,023 from the sale of the Units were used primarily to drill and complete 36 oil and gas wells in the Wattenburg field. The Notes are collateralized by any oil and gas wells drilled, completed, or acquired with the proceeds from the sale of the Units.

      Our sources and (uses) of funds for the three months ended November 30, 2010, and 2009 are shown below:

                                               Three Months ended November 30,
                                               --------------------------------
                                                  2010                 2009
                                                --------              -------

Cash provided by (or used in) operations        $ 2,703,006        $  (694,972)
Acquisition of oil and gas properties, and
   equipment                                     (4,723,613)          (899,348)
                                                -----------        -----------
Net decrease in cash                            $(2,020,607)       $(1,594,320)
                                                ===========        ===========

      Net cash provided by operating activities was $2,703,006 for the three months ended November 30, 2010, while operating activities used net cash of $694,972 for the three months ended November 30, 2009. Non-cash expenses had a $1,800,775 and $32,847 impact on net loss for the three months ended November 30, 2010 and 2009, respectively. Changes in working capital items caused by the timing of payments and receipts of cash had an impact of $2,062,235 and $(466,150) for the three months ended November 30, 2010 and 2009, respectively.

      Cash payments for the acquisition of oil and gas properties, drilling costs, and other development activities for the three months ended November 30, 2010, and 2009, were $4,723,613 and $899,348, respectively. These amounts differ from the amounts reported as the increase in capitalized costs during the period, which differences reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made. A reconciliation of the differences is summarized in the following table:

                                                Three Months ended November 30,
                                               --------------------------------
                                                  2010                 2009
                                                --------              -------

      Cash payments                           $ 4,723,613           $  899,348
      Accrued costs, beginning of period       (3,446,439)                  --
      Accrued costs, end of period                386,816            1,376,785
      Asset retirement obligation                  51,108                   --
                                              -----------          -----------
      Increase in capitalized costs           $ 1,715,098          $ 2,276,133
                                              ===========          ===========

      In addition to completion activities on the wells drilled during the 2010 drilling program, capital expenditures for the three months ended November 30, 2010, included the acquisition of eight existing wells and fifteen drill sites and associated equipment for a purchase price of $1,017,435. We believe that these wells are good candidates for enhanced recovery techniques. Subsequent to November 30, 2010, we acquired four producing wells for cash of $400,000 plus an assignment of certain leasehold interests in northern Weld County.

      There were no cash flows from financing activities during either of the three month periods ended November 30, 2010, or 2009. However, On January 11, 2011 we completed the sale of 9,000,000 shares of our common stock in a private offering. The shares were sold at a price of $2.00 per share. Net proceeds to us from the sale of the shares were $16,700,000 after deductions for sales commissions and expenses.

     In non-cash transactions during the three months ended November 30, 2010, holders of convertible promissory notes, sold during the year ended August 31, 2010, with a principal amount of $500,000 converted the notes into 312,500 shares of our common stock ($1.60 conversion price), leaving notes with a principal amount of $15,408,000 outstanding at November 30, 2010. Between December 1, 2010 and the date of this report, holders of convertible promissory notes with a face amount of $1,150,745 plus accrued interest of $1,930 converted the Notes into 718,859 shares of our common stock (conversion price of $1.60 per share).

      Our operating cash requirements are expected to approximate $350,000 per month, which amount includes salaries and other corporate overhead of $150,000, debt servicing costs of $100,000, and lease operating expenses of $100,000. Through November 30, 2010, we were beginning to generate meaningful cash flow from operations, and we expect that the revenue from wells placed into production in the last six months will further improve our cash flow during fiscal 2011.

      Our primary need for cash in fiscal 2011 will be to fund our acquisition and drilling program. Our tentative capital expenditure budget approximates $27,000,000, subject to significant adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources. As we do not currently have access to sufficient capital resources to fund our tentative expenditures, we will be required to seek additional funding. Our budget is tentatively allocated to acquisition of proved and unproved properties of approximately $12,000,000 (either from PEM or unrelated third parties) and drilling activities of approximately $15,000,000, which include drilling new wells and reworking existing wells.

      We plan to generate profits by drilling or acquiring productive oil or gas wells. However, we may need to raise some of the funds required to drill new wells through the sale of our securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We may not be successful in raising the capital needed to drill or acquire oil or gas wells. Any wells which may be drilled by us may not produce oil or gas in commercial quantities.

TREND AND OUTLOOK

      The factors that will most significantly affect our results of operations include (i) activities on properties that we operate, (ii) the marketability of our production, (iii) our ability to satisfy our substantial capital requirements, (iv) completion of acquisitions of additional properties and reserves, (v) competition from larger companies and (vi) prices for oil and gas. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

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

CRITICAL ACCOUNTING POLICIES

      There have been no changes in our critical accounting policies since August 31, 2010, and a detailed discussion of the nature of our accounting practices can be found in the section titled "Critical Accounting Policies" in
Part II, Item 7 of our Annual Report on Form 10-K for the year ended August 31, 2010.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2010, our disclosure controls and procedures were effective.


Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

            None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three months ended November 30, 2010, holders of convertible promissory notes in the principal amount of $500,000 converted the notes into 312, 500 shares of the Company's common stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 3.  Default Upon Senior Securities.

            None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

            None.

Item 5.  Other Information.

            None.

Item 6.  Exhibits

a.  Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

      32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway and Frank L. Jennings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SYNERGY RESOURCES CORPORATION

Date:  January 12, 2011
                                      By: /s/ Ed Holloway
                                          -----------------------------------
                                          Ed Holloway, President and Principal
                                            Executive Officer



Date:  January 12, 2011
                                      By:  /s/ Frank L. Jennings
                                          -----------------------------------
                                          Frank L. Jennings, Principal Financial
                                           and Accounting Officer