Form 10-K/A
period 2010-08-31
SYNERGY RESOURCES CORP
filed 2011-05-10
CIK 1413507

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


     As of November 15, 2010 two (1.2 net wells) were in the process of completion.

      The following table shows our net production of oil and gas, average sales prices and average production costs for the periods presented:

                                        Years Ended August 31,
                                        ----------------------
                                          2010          2009
                                          ----          ---
 Production

   Oil (Bbls)                             21,080       1,730
   Gas (Mcf)                             141,154       4,386
 Average sales price
   Oil ($/Bbl)                            $68.38      $45.59
   Gas ($/Mcf)                             $5.08       $3.48

 Average production costs per BOE          $1.94       $0.85

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


     The following table shows the years our leases, which are not Held By Production, will expire, unless a productive oil or gas well is drilled on the lease.

           Leased Acres                     Expiration of Lease
           ------------                     -------------------
             1,100                                  2012
               915                                  2013
             4,750                                  2014
            11,520                            After 2014


     We do not own any overriding royalty interests.


     Ryder Scott Company, L.P. ("Ryder Scott") prepared the estimates of our proved reserves, future productions and income attributable to our leasehold interests for the year ended August 31, 2010. Ryder Scott is an independent petroleum engineering firm that has been providing petroleum consulting services worldwide for over seventy years. The estimates of proven reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by teams of geoscientists and engineers employed at Ryder Scott. The report of Ryder Scott is filed as Exhibit 99 to this report. Ryder Scott was selected by two of our officers, Ed Holloway and William E. Scaff, Jr.

     Thomas E. Venglar was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Venglar earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and is a registered Professional Engineer in Colorado. Mr. Venglar has more than 30 years of practical experience in the estimation and evaluation of petroleum reserves.

     Ed Holloway, our President, oversaw the preparation of the reserve estimates by Ryder Scott. Mr. Holloway has over thirty years experience in oil and gas exploration and development. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.


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


       The proved non-producing and undeveloped reserves were estimated by the analogy method. The analogy method uses pertinent well data, obtained from public data sources that were available through August 2010.

      Below are estimates of our net proved reserves, all of which are located in Colorado.

     Summary of Oil and Gas Reserves as of August 31, 2010


                              Oil         Gas                BOE
                            ------       -----               ---
                            (Bbls)       (MCF)
      Proved Developed
        Producing           125,159      887,290           273,041
        Non- Producing      270,294    1,461,737           513,917
      Proved Undeveloped    281,232    2,132,024           636,569
                            -------    ---------           -------
                            676,685    4,481,051           1,423,527
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


     As of August 31, 2009 our proved developed reserves consisted or 6,430 Bbls of oil and 25,680 Mcf of gas, As of August 31, 2009 we did not have any proved undeveloped reserves. Our proved developed and undeveloped reserves increased substantially during the year ended August 31, 2010, primarily as the result of our drilling and completing 36 gross (23.8) net wells. The technologies used to establish the proved reserves associated with these 36 wells were the same as were used by Ryder Scott to estimate our proved reserves as of August 31, 2010.


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

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties not being amortized, less income tax effects. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.

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

     Ed Holloway, our Principal Executive Officer and Frank L. Jennings, our Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits                                         Page Number
--------                                         -----------
3.1.1 Articles of Incorporation                      (1)

3.1.2 Amendment to Articles of Incorporation

3.1.2 Bylaws                                         (1)

10.1  Employment Agreement with Ed Holloway          (2)

10.2  Employment Agreement with William E.
      Scaff, Jr.                                     (2)

10.3  Administrative Services Agreement              (3)

10.4  Agreement regarding Conflicting Interest
      Transactions                                   (3)


10.5  Consulting Services Agreement with Raymond
      McElhaney and Bill Conrad

10.6  Form of Convertible Note

10.7  Purchase and Sale Agreement with Petroleum
      Exploration and Management, LLC (wells,
      equipment and well bore leasehold assignments)

10.8  Purchase and Sale Agreement with Petroleum
      Management, LLC (operations and
      leasehold)

10.9  Purchase and Sale Agreement with Chesapeake Energy

10.10 Lease with HS Land & Cattle, LLC

14.   Code of Ethics                                  (3)

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications

99    Letter regarding oil and gas reserves

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2, File #333-146561.

(2) Incorporated by reference to the same exhibit filed with our report on Form 8-K filed June 4, 2010.

(3) Incorporated by reference to the same exhibit filed with our transition report on Form 10-K for the year ended August 31, 2008.

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

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization, the related deferred income taxes, and the cost of unevaluated properties, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties not being amortized, less (iv) income tax effects. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.

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

                               SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2011.

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

Signature                        Title                            Date
---------                        -----                            ----

/s/ Ed Holloway                President, Chief Executive     May 6, 2011
----------------------         Officer and Director
Ed Holloway


/s/ Frank L. Jennings          Principal Financial and        May 6, 2011
----------------------         Accounting Officer
Frank L. Jennings


/s/ William E. Scaff Jr.       Director                       May 6, 2011
------------------------
William E. Scaff, Jr.


/s/ Benjamin Barton            Director                       May 6, 2011
----------------------
Benjamin Barton


                               Director
----------------------
Rick Wilber


/s/ Raymond E. McElhaney       Director                       May 6, 2011
------------------------
Raymond E. McElhaney


/s/ Bill M. Conrad             Director                       May 6, 2011
----------------------
Bill M. Conrad


                               Director
-----------------------
R. W. Noffsinger, III


                               Director
----------------------
George Seward

                          SYNERGY RESOURCES CORPORATION
                                    FORM 10-K
                                    EXHIBITS

                          SYNERGY RESOURCES CORPORATION

                                   FORM 10-K/A

                                    EXHIBITS