Form 10-K/A
period 2010-08-31
SYNERGY RESOURCES CORP
filed 2011-06-03
CIK 1413507

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


     As of November 15, 2010 two gross (1.2 net) wells, both of which were located in the D.J. Basin, were in the process of completion.

      The following table shows our net production of oil and gas, average sales prices and average production costs for the periods presented:

                                        Years Ended August 31,
                                        ----------------------
                                          2010          2009
                                          ----          ----
 Production

   Oil (Bbls)                             21,080       1,730
   Gas (Mcf)                             141,154       4,386
 Average sales price
   Oil ($/Bbl)                            $68.38      $45.59
   Gas ($/Mcf)                             $5.08       $3.48

 Average production costs per BOE          $1.94       $0.85

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

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized, less income tax effects. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.

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

     The compensation to be paid to Mr. Holloway and Mr. Scaff will be based upon their employment agreements, which are described below. All material elements of the compensation paid to these officers is discussed below. The compensation we expect to pay to Mr. Jennings will be based upon the time spent each fiscal year by Mr. Jennings on our business. During the years ended August 31, 2009 and 2010, Mr. Jennings spent approximately 55% and 35% of his time, respectively, on our business.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits                                           Page Number
--------                                           -----------
3.1.1   Articles of Incorporation                      (1)

3.1.2   Amendment to Articles of Incorporation         (3)

3.1.3   Bylaws                                         (1)

10.1    Employment Agreement with Ed Holloway          (2)

10.2    Employment Agreement with William E.
        Scaff, Jr.                                     (2)

10.3    Administrative Services Agreement              (3)

10.4    Agreement regarding Conflicting Interest
        Transactions                                   (3)

10.5    Consulting Services Agreement with Raymond
        McElhaney and Bill Conrad

10.6.1  Form of Convertible Note

10.6.2  Form of Subscription Agreement

10.6.3  Form of Series C Warrant

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

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized, less (iv) income tax effects. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.

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

                               SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of June, 2011.

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

Signature                        Title                            Date
---------                        -----                            ----

/s/ Ed Holloway                President, Chief Executive     June 2, 2011
----------------------         Officer and Director
Ed Holloway


/s/ Frank L. Jennings          Principal Financial and        June 2, 2011
----------------------         Accounting Officer
Frank L. Jennings


/s/ William E. Scaff Jr.       Director                       June 2, 2011
------------------------
William E. Scaff, Jr.


/s/ Benjamin Barton            Director                       June 2, 2011
----------------------
Benjamin Barton


/s/ Rick Wilber                Director                       June 2, 2011
----------------------
Rick Wilber


/s/ Raymond E. McElhaney       Director                       June 2, 2011
------------------------
Raymond E. McElhaney


/s/ Bill M. Conrad             Director                       June 2, 2011
----------------------
Bill M. Conrad


                               Director
-----------------------
R. W. Noffsinger, III


/s/ George Seward              Director                       June 2, 2011
----------------------
George Seward

                          SYNERGY RESOURCES CORPORATION
                                    FORM 10-K
                                    EXHIBITS

                          SYNERGY RESOURCES CORPORATION

                                   FORM 10-K/A

                                    EXHIBITS