Form 10-Q/A
period 2011-05-31
SYNERGY RESOURCES CORP
filed 2011-08-12
CIK 1413507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                                EXPLANATORY NOTE

     This amendment to Form 10-Q was prepared to include the disclosures required under Part I - Item 4, Controls and Procedures, that were inadvertently omitted from the original filing on July 14, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.  (Removed and Reserved)

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




                                      SYNERGY RESOURCES CORPORATION

Date:  August 11, 2011
                                      By: /s/ Ed Holloway
                                          -----------------------------------
                                          Ed Holloway, President and
                                          Principal Executive Officer



Date:  August 11, 2011
                                      By: /s/ Frank L. Jennings
                                          -----------------------------------
                                          Frank L. Jennings, Principal
                                          Financial and Accounting Officer