Form 10-K
period 2011-08-31
SYNERGY RESOURCES CORP
filed 2011-11-14
CIK 1413507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2011
                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number: 001-35245

                          SYNERGY RESOURCES CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                    20-2835920
 ------------------------------               --------------------------
(State or other jurisdiction of                 (I.R.S.Employer
 incorporation or organization)                 Identification No.)

        20203 Highway 60,  Platteville, CO                       80651
     ----------------------------------------             ------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (970) 737-1073

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
           Common Stock                              NYSE AMEX
-----------------------------------    ----------------------------------
-----------------------------------    ----------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

----------------------------------------------------------------------------
                                (Title of class)

----------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark weather the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                  Accelerated filer  [X]

Non-accelerated filer  [ ]                    Smaller reporting company  [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on February 28, 2011, was approximately $90,388,000.

As of November 1, 2011, the Registrant had 36,098,212 issued and outstanding shares of common stock.

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

ITEM 1.  BUSINESS

Overview

     We are an oil and gas operator in Colorado and are focused on the acquisition, development, exploitation, exploration and production of oil and natural gas properties primarily located in the Wattenberg field in the D-J Basin in northeast Colorado. We serve as the operator for most of our wells and focus our efforts on those prospects in which we have a significant net revenue interest. As of October 31, 2011, we had 183,584 gross and 162,461 net acres under lease, substantially all of which are located in the D-J Basin. Of this acreage, 7,110 gross acres are held by production. Between September 1, 2008 and October 31, 2011, we drilled and completed 56 development wells that we own and operate. Additionally, during this timeframe we acquired interests in 72 producing wells.

     At August 31, 2011, our estimated net proved oil and gas reserves, as prepared by our independent reserve engineering firm, Ryder Scott Company, L.P., were 2,069.7 MBbls of oil and condensate and 14.3 Bcf of natural gas. We operated 95 wells and had an ownership interest in 141 gross wells (103 net wells).

Business Strategy

     Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves and cash flow through acquisitions, development, exploitation, exploration and divestiture of oil and gas properties. We intend to follow a balanced risk strategy by allocating capital expenditures in a combination of lower risk development and exploitation activities and higher potential exploration prospects. Key elements of our business strategy include the following:

     o Concentrate on our existing core area in and around the D-J Basin, where we have significant operating experience. All of our current wells are located within the D-J Basin and our undeveloped acreage is located either in or adjacent to the D-J Basin. Focusing our operations in this area leverages our management, technical and operational experience in the basin.

     o Develop and exploit existing oil and natural gas properties. Since our inception our principal growth strategy has been to develop and exploit our acquired and discovered properties to add proved reserves. As of October 31, 2011, we have identified over 400 development and extension drilling locations and over 20 recompletion/work-over projects on our existing properties and wells.

     o Complete selective acquisitions. We seek to acquire undeveloped and producing oil and gas properties, primarily in the D-J Basin and certain adjacent areas. We will seek acquisitions of undeveloped and producing properties that will provide us with opportunities for reserve additions and increased cash flow through production enhancement and additional development and exploratory prospect generation opportunities.

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

     o Balanced oil and natural gas reserves and production. At August 31, 2011, approximately 47% of our estimated proved reserves were oil and condensate and 53% were natural gas and liquids. We believe this balanced commodity mix will provide diversification of sources of cash flow and will lessen the risk of significant and sudden decreases in revenue from short-term commodity price movements.

     o Ability to recomplete D-J Basin wells numerous times throughout the life of a well. We have experience with and knowledge of D-J Basin wells that have been recompleted up to three times since initial drilling. This provides us with numerous high return recompletion investment opportunities on our current and future wells and the ability to manage the production through the life of a well.

     o Insider ownership. At October 31, 2011 our directors and executive officers beneficially owned approximately 33% of our outstanding shares of common stock, providing a strong alignment of interest between management, the board of directors and our outside shareholders.


Recent Developments

     We expanded our business during the fiscal year ended August 31, 2011. We increased our producing wells, our reserves, and our undeveloped acreage. Significant developments are described below.

     Acquisition of Oil and Gas Properties from Petroleum Exploration & Management LLC - In May 2011, we acquired interests in 88 gross oil and gas wells (40 net) in the Wattenberg Field, and interests in oil and gas leases covering approximately 6,968 gross acres. These oil and gas interests were acquired from Petroleum Exploration and Management, LLC ("PEM"), a company owned by Ed Holloway and William E. Scaff, Jr., two of our officers, for consideration of a cash payment of $10 million, a promissory note payable of $5.2 million, and 1,381,818 shares of restricted common stock. The transaction was approved by the disinterested directors and by a vote of the shareholders, with Mr. Holloway and Mr. Scaff not voting. Some of the 88 gross wells acquired were wells operated by us and in which PEM held a minority interest.

     On October 1, 2010, we completed the acquisition of oil and gas properties in the Wattenberg Field from Petroleum Management, LLC (also owned by Ed Holloway and William E. Scaff) and PEM for approximately $1.0 million. These properties include 8 oil and gas wells (100% working interest / 80% net revenue interest), 15 drill sites (net 6.25 wells) and miscellaneous equipment.

     We expanded our growth strategy to include an area of interest in eastern Colorado (including Yuma and Washington counties) and western Nebraska (including Hayes, Dundy, and Chase counties). We designate the area of interest as the Shallow Niobrara Acreage. Our acquisitions totaled 166,434 gross (147,849 net) undeveloped acres. The majority of these oil and gas lease interests were acquired in exchange for 1,849,838 shares of our common stock. George Seward, one of our directors, has extensive experience in the area. We look forward to evaluating this area as it could provide excellent growth opportunities and may yield a significant return on investment.

     On May 26, 2011, we entered into a farm-in agreement with an unrelated third party pertaining to a 640-acre lease in the Wattenberg Filed. Pursuant to the terms of the agreement, we were required to commence drilling five wells on the lease by August 15, 2011. Drilling operations began on August 1, 2011 and were completed for these five wells on August 31, 2011. Subsequent to the completion of these five wells, we have the option of drilling additional wells on the lease in accordance with the following schedule:

     o    five wells by February 15, 2012
     o    five wells by August 15, 2012
     o    five wells by February 15, 2013.

     If we do not adhere to the foregoing drilling schedule our right to drill any additional wells on the lease will terminate. For each well drilled, we will receive an assignment of the lease covering the 40 acres surrounding the well. However, if we drill and complete all 20 wells allowed by the farm-in agreement, we will receive an assignment of the entire lease. We will have a 100% working interest (80% net revenue interest) in any acreage assigned to us and in any wells we drill on the leased acreage. We estimate the aggregate cost of drilling and completing our option wells on this lease will be approximately $10 million.

     On January 11, 2011, we closed on the sale of 9 million shares of common stock to private investors. The shares were sold at a price of $2.00 per share. Net proceeds from the sale of the shares were approximately $16.7 million after deductions for the sales commissions and expenses.

     On June 8, 2011, we entered into a revolving line of credit with Bank of Choice, which allows us to borrow up to $7 million. Amounts borrowed under the line of credit are secured by certain of our assets as well as 64 oil and gas wells in which we have a working interest. Principal amounts outstanding under the line of credit bear interest, payable monthly, at the prime rate plus 2%, subject to a minimum interest rate of 5.5%.

     All of the persons holding our 8% convertible promissory notes elected to convert their notes into shares of common stock at a rate of $1.60 per common share, thereby converting an $18 million convertible note liability into equity. In addition, there was a derivative conversion liability associated with the notes that was converted into equity at the same time, which significantly strengthened our balance sheet and eliminated future impact on our statement of operations from changes in fair value of the financial instruments.

     We received cash proceeds from two separate sales of undeveloped oil and gas leases covering an aggregate of 5,902 gross acres (3,738 net acres) for $8.4 million. These acres were outside our core area of interest.

     Our development efforts during the year focused on completing and bringing on-line 14 wells drilled as part of our 2010 drilling program and new well development on existing prospects. In December 2010, we acquired four producing wells in an area that is adjacent to our Pratt prospect. We subsequently commenced drilling on our Pratt prospect, and we successfully drilled and completed 14 development wells. Our development activities on our Pratt prospect resulted in the conversion of 90,996 Bbls and 1,006,188 Mcf of proved undeveloped reserves reported at August 31, 2010 into proved producing reserves of 271,813 Bbls and 1,317,117 Mcf as of August 31, 2011.

     In August 2011, we commenced a 21-well drilling program on various other lease prospects. We anticipate the drilling of these wells to be completed by December 2011, with completion following shortly thereafter.

Well and Production Data

     Since September 2008, and through October 31, 2011, we have drilled and completed 56 gross oil and gas wells which we own and operate. We have not drilled any dry holes. We have acquired interests in 72 gross wells. We have participated with other operators in the drilling and completion of 13 gross wells. These wells were all located in the Wattenberg Field of the D-J Basin.

     During the periods presented, we drilled or participated in the drilling of the following wells. We did not drill any exploratory wells during these years.

                             Years Ended August 31,
               -----------------------------------------------------------------
                       2011                   2010                  2009
               ---------------------  ---------------------  -------------------
                 Gross       Net       Gross        Net       Gross       Net
               ----------  ---------  ---------  ----------  ---------  --------
Development
Wells:
  Productive:
    Oil               31       22.4         36        23.8          2       0.75
    Gas               --         --         --          --         --         --
Nonproductive         --         --         --          --         --         --

     As of October 31, 2011, we were drilling 1 gross (1 net) well and were completing 15 gross (15 net) wells. These wells are all located in the Wattenberg Field of the D-J Basin.

     The following table shows our net production of oil and gas, average sales prices and average production costs for the periods presented:

                                      Years Ended August 31,
                               --------------------------------------
                                   2011         2010         2009
                               -------------  ---------   -----------
Production:
Oil (Bbls)                           89,917     21,080         1,730
Gas (Mcf)                           450,831    141,154         4,386

Average sales price:
Oil ($/Bbl)                          $83.07     $68.38        $45.59
Gas ($/Mcf)                          $ 5.12     $ 5.08        $ 3.48

Average  production  cost  per       $ 2.13     $ 1.94        $ 0.85
BOE

     "Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.

"Mcf" refers to one thousand cubic feet. A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

     Production costs are substantially similar among our wells as all of our wells are in the Wattenberg Field and employ the same methods of recovery. Production costs generally include pumping fees, maintenance, repairs, labor, utilities and administrative overhead. Taxes on production, including advalorem and severance taxes, are not included in production costs.

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

     Title to properties we acquire may be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, and subject to liens for current taxes not yet due and to other encumbrances. As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions may be obtained before commencement of drilling operations.

     The following table shows, as of October 31, 2011, by state, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

                Productive Wells       Developed Acreage     Undeveloped Acreage
               -------------------    --------------------   -------------------
  State         Gross       Net        Gross       Net        Gross       Net
-----------    ---------  --------    ---------  ---------   ---------  --------

Colorado            151     112.6        6,148      6,122      58,947     39,497

Nebraska              -         -     -          -            118,329    116,682

Wyoming               -         -     -          -                160        160
               ---------  --------    ---------  ---------   ---------  --------
  Total             151     112.6        6,148      6,122     177,436    156,339
               =========  ========    =========  =========   =========  ========

(1) Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

     The following table shows, as of October 31, 2011, the status of our gross acreage:

  State         Held by        Not Held by
               Production      Production
-----------  ---------------  --------------

Colorado              7,110          57,985

Nebraska                  -         118,329
Wyoming                   -             160
             ---------------  --------------
  Total               7,110         176,474
             ===============  ==============

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

           Leased    Expiration
           Acres      of Lease
    ---------------  -----------


             995        2012

           6,922        2013

          10,602        2014

         157,955     After 2014

     The overriding royalty interests which we own are not material to our business.

     Ryder Scott Company, L.P. ("Ryder Scott") prepared the estimates of our proved reserves, future productions and income attributable to our leasehold interests for the year ended August 31, 2011. Ryder Scott is an independent petroleum engineering firm that has been providing petroleum consulting services worldwide for over seventy years. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by teams of geoscientists and engineers employed at Ryder Scott. The report of Ryder Scott is filed as Exhibit 99 to this report. Ryder Scott was selected by two of our officers, Ed Holloway and William E. Scaff, Jr.

     Thomas E. Venglar was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Venglar earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and is a registered Professional Engineer in Colorado. Mr. Venglar has more than 30 years of practical experience in the estimation and evaluation of petroleum reserves.

     Ed Holloway, our President, oversaw the preparation of the reserve estimates by Ryder Scott. Mr. Holloway has over thirty years of experience in oil and gas exploration and development. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

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

     The proved reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods include decline curve analysis, which utilized extrapolations of historical production and pressure data available through August 31, 2011 in those cases where this data was considered to be definitive. The data used in this analysis was obtained from public data sources and were considered sufficient for calculating producing reserves.

     The proved non-producing and undeveloped reserves were estimated by the analogy method. The analogy method uses pertinent well data obtained from public data sources that were available through August 2011.

     Below are estimates of our net proved reserves at August 31, 2011, all of which are located in Colorado:

                      Oil         Gas
                    (Bbls)       (Mcf)        BOE
                   ----------  -----------  ---------
Proved:
  Producing          613,180    4,497,733   1,362,802
  Nonproducing       170,641    1,080,334    350,697
  Undeveloped      1,285,884    8,683,091   2,733,066
                   ----------  -----------  ---------
    Total          2,069,705   14,261,158   4,446,565
                   ==========  ===========  =========

     Below are estimates of our present value of estimated future net revenues from such reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities
- Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the years ended August 31, 2011 and 2010. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

     As of August 31, 2011 and 2010, our standardized oil and gas measurements were as follows:

                                           Proved - August 31, 2011
                        ----------------------------------------------------------------
                                  Developed
                        -------------------------------                       Total
                           Producing      Nonproducing     Undeveloped       Proved
                        --------------  ---------------  ---------------  --------------
 Future gross revenue    $71,027,480     $ 18,819,100     $145,392,300    $ 235,238,880
 Deductions              (14,298,253)      (5,647,380)     (61,736,015)     (81,681,648)
 Future net cash flow     56,729,227       13,171,720       83,656,285      153,557,232
 Discounted future net
 cash flow (pre-tax)     $ 33,946,592    $    6,995,878   $ 30,815,373    $  71,757,843
 Standardized measure
 of discounted future
 net cash flows (after
 tax)                                                                     $  57,550,414

                                             Proved - August 31, 2010
                          ----------------------------------------------------------------
                                    Developed
                          ------------------------------                        Total
                            Producing     Nonproducing      Undeveloped        Proved
                          --------------  --------------   ---------------  --------------
  Future gross revenue    $ 12,323,383     $ 24,126,662     $ 28,220,857    $  64,670,902
  Deductions                (2,955,552)      (8,942,579)     (20,319,150)    (32,217,281)

  Future net cash flow       9,367,831       15,184,083        7,901,707       32,453,621
  Discounted future net
  cash flow (pre-tax)     $  6,120,468     $  8,704,767     $  1,732,491    $  16,557,726
  Standardized measure
  of discounted future
  net cash flows (after
  tax)                                                                      $  13,022,397

     For standardized oil and gas measurement purposes, our drilling, acquisition, and participation activities during the year ended August 31, 2011 generated increases in projected future gross revenue from proved reserves of $170,567,978 and future net cash flow of $121,103,611 from August 31, 2010. During that same period, when applying a 10% discount rate to our future net cash flows, our discounted future net cash flow from proved reserves increased by $55,200,117. Our standardized measure of discounted future net cash flows increased by $44,528,017 from August 31, 2010 to August 31, 2011. Increases in our standardized oil and gas measures were the result of our expenditures during the year ended August 31, 2011 of approximately $36.5 million for the development of oil and gas properties and acquisitions of in place reserves, which directly related to proved oil and gas reserves.

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

     As of August 31, 2011 our proved developed reserves consisted of 2,069,705 Bbls of oil and 14,261,158 Mcf of gas. Our proved developed and undeveloped reserves increased substantially during the year ended August 31, 2011, primarily as the result of our drilling and completing 21 gross (14.8) net wells, the acquisition of oil and gas properties from Petroleum Exploration and Management, LLC.

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

Hydraulic Fracturing

     We operate in the Wattenberg Field of the D-J Basin, where the rock formations are typically tight and it is a common practice to utilize hydraulic fracturing ("frack" or "fracking") to allow for or increase hydrocarbon production. Fracking involves the process of forcing a mixture of fluid and proppant into a formation to create pores and fractures, thus creating a passageway for the release of oil and gas. All of our producing wells were fracked and we expect to frack all future wells that we drill.

     We outsource all fracking related services to service providers with significant fracking experience, and whom we deem to be competent and responsible. Our fracking service providers supply all personnel, equipment and materials needed to perform each frack, including the mixtures that are injected into our wells. These mixtures primarily consist of water and sand, with nominal amounts of other ingredients that include chemical compounds commonly found in consumer products. This mixture is injected into our wells at pressures of 5,500-6,000 psi at injection rates that that range between 25-55 barrels of mixture per minute. On average, a typical fracking job will utilize approximately 4,500 barrels of water and 125,000 pounds of sand.

     The fracking service companies we hire indemnify us against incidents occurring in connection with their fracking activities. Our service providers are responsible for obtaining any regulatory permits necessary for them to perform their services in the respective geographic location. The Company has not had any incidents, citations or lawsuits relating to any environmental issues resulting from fracking and is not presently aware of any such matters.

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

     The Platteville office and equipment yard is rented to us pursuant to a lease with HS Land & Cattle, LLC, a firm controlled by Ed Holloway and William
E. Scaff, Jr., two of our officers. The lease requires monthly payments of $10,000 and expires on July 1, 2012.

     As of October 31, 2011, we had 11 full time employees.

     Neither we, nor any of our properties, are subject to any pending legal proceedings.

ITEM 1A.  RISK FACTORS

     Not applicable

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     Not applicable

ITEM 2.   PROPERTIES

     See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   (REMOVED AND RESERVED)


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On February 27, 2008, our common stock began trading on the OTC Bulletin Board under the symbol "BRSH." There was no established trading market for our common stock prior to that date.

     On September 22, 2008, a 10-for-1 reverse stock split, approved by our shareholders on September 8, 2008, became effective on the OTC Bulletin Board and our trading symbol was changed to "SYRG.OB.". On July 27, 2011, our common stock began trading on the NYSE Amex under the symbol "SYRG".

     Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board prior to July 27, 2011 and by the NYSE Amex on and after July 27, 2011. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended                                         High     Low
      -------------                                         ----     ---

       November 30, 2008                                   $4.75     $3.10
       February 28, 2009                                   $3.45     $1.25
       May 31, 2009                                        $1.80     $1.45
       August 31, 2009                                     $1.80     $1.10

      Quarter Ended                                         High     Low
      -------------                                         ----     ---

       November 30, 2009                                   $1.47     $1.00
       February 28, 2010                                   $3.86     $1.35
       May 31, 2010                                        $3.85     $2.40
       August 31, 2010                                     $3.00     $2.25

      Quarter Ended                                         High     Low
      -------------                                         ----     ---

       November 30, 2010                                   $2.40     $1.95
       February 28, 2011                                   $4.74     $2.25
       May 31, 2011                                        $4.90     $3.20
       August 31, 2011                                     $3.69     $2.55

     As of October 31, 2011, the closing price of our common stock on the NYSE Amex was $2.96.

     As of October 31, 2011, we had 36,098,212 outstanding shares of common stock and 293 shareholders of record. The number of beneficial owners of our common stock is approximately 925.

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

Additional Shares Which May be Issued

     The following table lists additional shares of our common stock, which may be issued as of October 31, 2011 upon the exercise of outstanding options or warrants or the issuance of shares for oil and gas leases.

                                                            Number of     Note
                                                              Shares   Reference
                                                            ---------  ---------

   Shares issuable upon the exercise of Series C
      warrants                                           9,000,000        A

   Shares issuable upon the exercise of Series D
      placement agents' warrants                           769,601        A

   Shares issuable upon exercise of Series A warrants
      that were granted to those persons owning shares
      of our common stock prior to the acquisition of
      Predecessor Synergy                                1,038,000        B

   Shares issuable upon exercise of Series A warrants
      sold in prior private offering.                    2,060,000        C

   Shares issuable upon exercise of Series A and Series
      B warrants                                         2,000,000        D

   Shares issuable upon exercise of sales agent warrants   126,932        D

   Shares issuable upon exercise of options held by our
      officers and employees                             4,645,000        E

   Shares issuable upon the closing of proposed transactions
      to acquire mineral interests                         287,244         F

A. Between December 2009 and March 2010, we sold 180 Units at a price of $100,000 per Unit to private investors. Each Unit consisted of one $100,000 note and 50,000 Series C warrants. The notes were converted into shares of our common stock at a conversion price of $1.60 per share, at the option of the holder. Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time prior to December 31, 2014. As of the interim reporting period ended May 31, 2011, all notes had been converted into 11,250,000 shares of our common stock.


     We paid Bathgate Capital Partners (now named GVC Capital), the placement agent for the Unit offering, a commission of 8% of the amount Bathgate Capital raised in the Unit offering. We also sold to the placement agent, for a nominal price, warrants to purchase 1,125,000 shares of our common stock at a price of $1.60 per share. The placement agent's warrants expire on December 31, 2014. As of the reporting period ended August 31, 2011, warrants to purchase 355,399 shares had been exercised by their holders.


B. Each shareholder of record on the close of business on September 9, 2008 received one Series A warrant for each share which they owned on that date (as adjusted for a reverse split of our common stock which was effective on September 22, 2008). Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time prior to December 31, 2012.


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

E. See Note 11 to the Financial Statements included with this report for information regarding shares issuable upon exercise of options held by our officers and employees.

F. We may issue up to 287,244 shares of common stock in exchange for the acquisition of oil and gas leases.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of August 31, 2011, and the results of operations for the years ended August 31, 2011, and 2010. It should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Overview

     We are an independent oil and gas company working to acquire, develop, and produce crude oil and natural gas in and around the Denver-Julesburg Basin ("D-J Basin"). All of our producing wells are in the Wattenberg Field, which has a well-developed infrastructure and takeaway capacity. During 2011, we expanded our undeveloped acreage holdings in eastern Colorado and western Nebraska, and may commence development activities in that area.

     Since commencing active operations in September 2008, we have undergone significant growth. Specifically, we have drilled or acquired 141 producing oil and gas wells, as follows:

     o    Participated in two wells during fiscal 2009;

     o    Drilled and completed 22 wells during fiscal 2010:

     o Acquired interests in 72 wells, completed 28 wells, and participated in eight wells during fiscal 2011:

     As of October 31, 2011, we were drilling or completing 16 wells.

     Our activities have increased our estimated proved reserves to 2,069,705 Bbls of oil and 14,261,158 Mcf of gas as of August 31, 2011, including reserves associated with the acquisition of producing properties. In addition, during the year ended August 31, 2011, we drilled and completed 14 developmental wells on our Pratt prospect, thereby converting 90,906 Bbls and 1,006,188 Mcf of proved undeveloped reserves as of August 31, 2010, into proved producing reserves of 271,813 Bbls and 1,317,117 Mcf as of August 31, 2011.

     As of August 31, 2011, in the area known as the Wattenberg Field, our acreage position was 11,277 gross (9,172 net). In addition, we had an inventory of 166,031 gross undeveloped acres (147,447 net acres) in eastern Colorado and western Nebraska (the "Shallow Niobrara Acreage"), substantially all of which was acquired during 2011 at an average cost of $54 per net acre. Industry interest and activity in this area has recently increased and we are currently evaluating our development plans for the Shallow Niobrara Acreage.

     During fiscal 2009, we issued 8% convertible promissory notes with a face value of $18,000,000, which could be converted into shares of common stock at a rate of $1.60 per share. All of the noteholders elected to convert, and, as of March 31, 2011, the entire principal balance had been converted into 11,250,000 shares of common stock. In addition, during fiscal 2011, we completed the sale of 9,000,000 shares of common stock at an offering price of $2.00 per share.

     In June 2011 we obtained a one year commitment for a $7,000,000 revolving line of credit from Bank of Choice, with interest payable at the prime rate plus 2%..

     Our strategy for continued growth includes additional drilling activities, acquisition of existing wells, and recompletion of wells that provide good prospects for improved hydraulic stimulation techniques. We attempt to maximize our return on assets invested by drilling and operating development wells in which we have a significant net revenue interest. We attempt to limit our risk by drilling in proven areas. To date, we have not drilled any dry holes. All of our current wells are relatively low-risk vertical or directional wells, and we do not currently have any horizontal wells. However, the success rate of horizontal wells drilled by other operators has recently improved and we expect to drill or participate in horizontal wells in the future. Historically, our cash flow from operations was not sufficient to fund our growth plans and we relied on proceeds from the sale of debt and equity securities. Our cash flow from operations is increasing, and we plan to finance an increasing percentage of our growth with internally generated funds. Ultimately, implementation of our growth plans will be dependent upon the success of our operations and the amount of financing we are able to obtain.

Significant Developments

     Acquisition from Petroleum Exploration and Management, LLC - On May 24, 2011 we significantly expanded our position in the Wattenberg Field by acquiring all of the operating oil and gas assets owned by Petroleum Exploration and Management, LLC (`PEM"), a company owned equally by Ed Holloway and William E. Scaff, Jr., two of our officers and directors. The oil and gas assets included interests in 88 gross (40 net) oil and gas wells in the Wattenberg Field, and interests in oil and gas leases covering approximately 6,968 gross acres. The transaction was approved by the disinterested directors and by a vote of our shareholders owning a majority of the shares in attendance at a special meeting of our shareholders held on May 23, 2011, with Mr. Holloway and Mr. Scaff not voting.

     In consideration for the oil and gas properies we paid PEM $10,000,000 in cash and issued PEM 1,381,818 shares of our restricted common stock and a promissory note in the principal amount of $5,200,000. The note pays interest annually at 5.25%, is due on January 2, 2012, and is secured by the assets acquired from PEM. We did not assume any of PEM's liabilities.

     Expansion of oil and gas lease interests in the Shallow Niobrara Acreage - During 2011, we expanded our growth strategy to include the Shallow Niobrara Acreage. Our Shallow Niobrara Acreage is primarily located in eastern Colorado (Yuma and Washington counties), and western Nebraska (Chase, Dundy, and Hayes counties). We believe the area provides excellent growth opportunities and has the potential to yield a significant return on investment. George Seward, our director, has extensive experience in the area. We acquired significant interests in the area and at August 31, 2011, our holdings totaled 166,434 gross (147,849 net) undeveloped acres with an average cost of $54 per net acre. Many of the leases were acquired in exchange for shares of our common stock. Our primary leases within this area have an initial term of 10 years to provide us with enough time to complete a thorough evaluation.

Results of Operations

     Material changes of certain items in our statements of operations included in our financial statements for the periods presented are discussed below.

For the year ended August 31, 2011, compared to the year ended August 31, 2010

     For the year ended August 31, 2011, we reported a net loss of $11,600,158, or $0.45 per share, compared to a net loss of $10,794,172, or $0.88 per share for the period ended August 31, 2010. As explained below, the net loss for each year is significantly affected by non-cash charges related to the convertible promissory notes and the derivative conversion liability. The following discussion also expands upon items of inflow and outflow that affect operating income. In most cases, the nature of the change from 2010 to 2011 involves the significant growth in number of producing properties and activities to acquire additional undeveloped acreage and proved properties.

     Oil and Gas Production and Revenues - For the year ended August 31, 2011, we recorded total oil and gas revenues of $9,777,172 compared to $2,158,444 for the year ended August 31, 2010, as summarized in the following table:

                                  Year Ended August 31,
                              ----------------------------
                                  2011          2010
                              ------------- --------------
Production:
  Oil (Bbls)                        89,917         21,080
  Gas (Mcf)                        450,831        141,154

Total production in BOE            165,056         44,606

Revenues:
  Oil                          $ 7,469,709    $ 1,441,562
  Gas                            2,307,463        716,882
                              ------------- --------------
    Total                      $ 9,777,172    $ 2,158,444
                              ============= ==============

Average sales price:
  Oil (Bbls)                       $ 83.07        $ 68.38
  Gas (Mcf)                         $ 5.12         $ 5.08

     "Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons. "Mcf" refers to one thousand cubic feet. A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

     Net oil and gas production for the year ended August 31, 2011 was 165,056 BOE, or 452 BOE per day, as compared with 44,606 BOE, or 122 BOE per day, for the year ended August 31, 2010. The significant increase in production from the prior year resulted from realizing a full year of production from wells at the beginning of the year, and the addition of wells, including new wells drilled and those acquired in the PEM acquisition. Production for the fourth quarter averaged 577 BOE per day.

     Service Revenue - The Company provides certain services to other well owners, including supervision of drilling operations and management of producing properties. There activities have not been, and are not expected to become, a significant component of the Company's business.

     Lease Operating Expenses - As summarized in the following table, our lease expenses include the direct operating costs of producing oil and natural gas, taxes on production and properties, and well work-over costs:

                                        Year ended August 31,
                                  ------------------------------
                                       2011             2010
                                  ----------------  ------------

Severance   and  ad   valorem
taxes                               $  955,705      $ 236,966
Production costs                       350,853         86,554
Work-over
Other                                   86,797              -
                                        46,463              -
                                  ----------------  ------------
    Total   lease   operating
expenses                          $  1,439,818      $ 323,520
                                  ================  ============

Per BOE:
  Severance  and  ad  valorem
taxes                             $       5.79      $    5.31

  Production costs                        2.13           1.94
  Work-over                               0.53              -
  Other                                   0.28              -
                                  ----------------  ------------
     Total per BOE                $       8.73      $    7.25
                                  ================  ============

     Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas. Taxes tend to increase or decrease primarily based on the value of oil and gas sold, and, as a percent of revenues, averaged 10% in 2011 and 11% in 2010.

     Depreciation,   Depletion,  and  Amortization  ("DDA")  -  DDA  expense  is summarized in the following table:

                                             Year ended August 31,
                                      ------------------------------------
                                            2011                2010
                                      ------------------  ----------------
DDA - oil and gas assets              $       2,743,441   $       692,274

DDA - other assets                               57,138             7,592
Accretion of asset retirement
obligations                                      37,728             1,534
                                      ------------------  ----------------
        Total DDA                     $       2,838,307   $       701,400
                                      ==================  ================
Depletion expense per BOE             $           16.62   $         15.52

     The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves and actual production volumes. As of August 31, 2011, we had 4,446,565 BOE of estimated net proved reserves with a Standardized Measure of $57,550,414 (based on SEC average prices of $5.07 Mcf and $84.90 Bbl). For comparative purposes, at the end of the prior year we had 1,423,524 BOE of estimated net proved reserves with a Standardized Measure of $13,022,397 (based on SEC average prices of $4.76 Mcf and $69.20 Bbl). Depletion expense per BOE increased approximately 7%. We are currently experiencing cost increases across all of our operating sectors, including costs incurred for lease acquisition, drillings, and well completion.

     Impairment of Oil and Gas Properties - We use the full cost accounting method, which requires recognition of impairment when the total capitalized costs of oil and gas properties exceed the "ceiling" amount, as defined in the full cost accounting literature. During the years ended August 31, 2011 and 2010, no impairment was recorded because our capitalized costs subject to the ceiling test were less than the estimated future net revenues from proved reserves discounted at 10% plus the lower of cost or market value of unevaluated properties. The ceiling test is performed each quarter and there is the possibility for impairments to be recognized in future periods. Once impairment is recognized, it cannot be reversed.

     General and Administrative - The following table summarizes the components of general and administration expenses:

                                             Year Ended August 31,
                                     ---------------------------------------
                                           2011                  2010
                                     ------------------  -------------------
Cash based compensation               $    1,260,688       $    536,627
Share based compensation                     627,486            581,233
Professional fees                            716,210            419,588
Insurance                                     78,127             62,528
Other general and administrative             427,025            410,548
Capitalized general and
 administrative                             (206,233)           (95,475)
                                     ------------------  -------------------
    Totals                            $    2,903,303       $  1,915,049
                                     ==================  ===================

     Cash based compensation includes payments to employees. The increase of $724,061 from 2010 to 2011 reflects the expansion of our business, including the addition of 5 employees during the year. Stock-based compensation includes compensation paid to employees, directors, and service providers in the form of stock options or shares of common stock. The amount of expense recorded for stock options is calculated by using the Black-Scholes-Merton option pricing model. The amount of expense recorded for shares of common stock is calculated based upon the closing market value of the shares.

     The increase in professional fees includes certain accounting fees and investment banking fees related to the acquisition of assets from PEM. In addition, our progression from smaller reporting company to accelerated filer required additional professional services related to our compliance with the rules and regulations of Sarbanes -Oxley.

     Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties. Those costs are reclassified from general and administrative expenses and capitalized into the full cost pool. The increase in capitalized costs from 2010 to 2011 reflects our increasing activities to acquire leases and develop the properties.

     Operating Income (Loss) - For the year ended August 31, 2011, we generated operating income of $2,820,240, as compared with an operating loss of $781,525 for the year ended August 31, 2010. This increase of $3,601,765 resulted primarily from the increasing contribution of wells brought into production during the last two years, which includes wells drilled under the 2011 and 2010 drilling programs, the acquisition of producing properties from PEM and other parties, and increased production from older wells that were recompleted using newer hydraulic fracturing techniques. Increased revenues more than offset increased costs incurred by us to accomplish these objectives.

     Other Income (Expense) - During the year ended August 31, 2011, we recognized $14,420,398 in other expense compared to $10,012,647 during the comparable period in 2010. The amounts included in other income (expense) are primarily related to components of the 8% convertible promissory notes. The 8% convertible promissory notes contained a conversion feature which was considered an embedded derivative and recorded as a liability at its initial estimated fair value. This derivative conversion liability was then marked-to-market over time, with the resulting change in fair value recorded as a non-cash item in the statement of operations. By March 31, 2011, all of the notes had been converted, thereby eliminating the derivative conversion liability. The Company recognized a non-cash expense of $10,229,229 and $7,678,457 during the years ending August

31, 2011 and 2010, respectively, related to the change in fair value of the derivative conversion liability.

     Interest expense, net, contains several components related to the 8% convertible promissory notes. In addition to the 8% coupon rate, we recorded amortization of debt issue costs of $1,587,799 and accretion of debt discount of $2,664,137 during the year ended August 31, 2011. During the year ended August 31, 2010, amortization of debt issue costs was $453,656 and accretion of debt discount was $1,333,590. In connection with the conversion of the remaining 8% convertible promissory notes outstanding during 2011, the Company accelerated its recognition of all remaining amounts for unamortized debt issuance costs and debt discount and the acceleration is included in the amounts presented above.

     Income Taxes - Income taxes do not currently have an impact on our results of operations as we have reported a net loss every year since inception and for tax purposes have a net operating loss carry forward ("NOL") of approximately $11.3 million. The NOL is available to offset future taxable income, if any. At such time, if ever, that we are able to demonstrate that it is more likely than not that we will be able to realize the benefits of our tax assets, we will begin to recognize the impact of taxes in our financial statements.

Liquidity and Capital Resources

     Our sources and (uses) of funds for the years ended August 31, 2011 and 2010, are shown below:

                                                Year Ended August 31,
                                           ------------------------------
                                                2011            2010
                                           --------------  --------------

Cash provided by (used in) operations        $ 7,916,308   $ (2,443,059)
Acquisition of oil and gas properties
 and equipment                               (30,247,327)     (9,152,175)
Proceeds from sales of oil and gas
 properties                                     8,382,167               -
Proceeds from sale of convertible notes,
 net of debt issuance costs                             -      16,651,023
(Repayment) / proceeds from bank loan                  -       (1,161,811)
Proceeds from sale of common stock, net
 of offering costs                             16,690,721               -
                                           --------------  --------------
Net increase in cash                          $ 2,741,869  $    3,893,978
                                           ==============  ==============

     Net cash provided by (used in) operating activities was $7,916,308 and ($2,443,059) for the years ended August 31, 2011 and 2010, respectively. The significant improvement reflects the operating contribution from 2010 wells that were producing for the entire year, plus the contribution from wells that began production during 2011. In addition to our analysis using amounts included in the cash flow statement, we evaluate operations using a non-GAAP measure called "adjusted cash flow from operations", which adjusts for cash flow items that merely reflect the timing of certain cash receipts and expenditures. Adjusted cash flow from operations was $6,346,800 for the year ended August 31, 2011, compared to usage of $45,836 for the prior year. The improvement of $6,392,636 under that measure is closely correlated to, and primarily explained by, increased revenues of $7,843,224 less increased direct costs of $2,104,552.

     The cash flow statement reports actual cash expenditures for capital expenditures, which differs from total capital expenditures on a full accrual basis. Specifically, cash paid for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made. On a full accrual basis, capital expenditures totaled $47,237,827 and $12,888,373 for the years ended August 31, 2011 and 2010, respectively, compared to cash payments of $30,247,327 and $9,152,175, respectively. A reconciliation of the differences is summarized in the following table:

                                              Year Ended August 31,
                                        ---------------------------------
                                              2011              2010
                                        ----------------  ---------------

Cash payments                            $ 30,247,327      $   9,152,175
Accrued costs, beginning of period         (3,466,439)                 -
Accrued costs, end of period                4,967,368          3,466,439
Properties acquired in exchange for
 common stock                               9,938,487             16,645
Properties acquired in exchange for
 note payable                               5,200,000                  -
Asset retirement obligation                   351,083            253,114
                                        ----------------  ---------------
Capital expenditures                     $ 47,237,826      $  12,888,373
                                        ================  ===============

     Capital expenditures included the cost of proved properties of $21,250,000, leasehold acquisition costs of $8,546,000, drilling and completion costs on completed wells of $10,534,000, costs incurred on wells in progress of $4,814,000, and all other expenditures, including capitalized interest, capitalized overhead, and asset retirement obligations, of $2,094,000.

     Financing for our capital expenditures was provided by several sources. In addition to cash flow from operations, on January 11, 2011, we completed the sale of 9 million shares of our common stock in a private offering. The shares were sold at a price of $2.00 per share. Proceeds to us from the sale of the shares were $16,690,721 after deductions for sales commissions and expenses.

     In two separate transactions, we sold oil and gas leases covering 5,902 gross acres (3,738 net acres) for net cash proceeds of $8,382,167, after the deduction of selling costs of $248,700.

     We acquired certain mineral interests in exchange for 1,849,838 shares of restricted common stock with a market value of $5,240,307.

     The structure of the agreement to acquire assets from PEM included a cash payment of $10,000,000, a promissory note with a principal amount of $5,200,000, and 1,381,818 shares of common stock with a value of $4,698,181.

     In June 2011 we obtained a commitment for a $7,000,000 revolving line of credit from Bank of Choice.

     Our primary need for cash during the fiscal year ending August 31, 2012 will be to fund our acquisition and drilling program. Subsequent to August 31, 2011, we filed a registration statement on Form S-3 that provides for the future sale of securities up to $75 million. As market conditions are not currently conducive to an offering, we have not undertaken an offering at this time. However, we continue to monitor market conditions and may proceed with an offering if conditions are favorable. If we do not obtain additional financing, we estimate that capital expenditures for the year will approximate $31.7 million, primarily for the drilling of 28 wells in which we own a majority interest, participation with other operators in 14 wells, recompletion of 20 wells that indicate good potential for additional hydraulic stimulation, and acquisition of undeveloped acreage and proved properties. We have identified additional opportunities that could expand our capital expenditures to $70.1 million under certain circumstances, which would require additional funding. If we increase our capital budget to $70.1 million, it could expand our lease acquisition program by $1.7 million, increase by 32 the number of wells drilled, and include an acquisition of several producing properties aggregating $17 million. Our capital expenditure estimate is subject to significant adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

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

Non-GAAP Financial Measures

     We use "adjusted cash flow from operations" and "adjusted EBITDA," non-GAAP financial measures, for internal managerial purposes, when evaluating period-to-period comparisons. These measures are not measures of financial performance under U.S. GAAP and should be considered in addition to, not as a substitute for, cash flows from operations, investing, or financing activities, nor as a liquidity measure or indicator of cash flows reported in accordance with U.S. GAAP. The non-GAAP financial measures that we use may not be comparable to measures with similar titles reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure. See Reconciliation of Non-GAAP Financial Measures below for a detailed description of these measures as well as a reconciliation of each to the nearest U.S. GAAP measure.

Reconciliation of Non-GAAP Financial Measures

     Adjusted cash flow from operations. We define adjusted cash flow from operations as the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables and payables. We believe it is important to consider adjusted cash flow from operations as well as cash flow from operations, as we believe it often provides more transparency into what drives the changes in our operating trends, such as production, prices, operating costs, and related operational factors, without regard to whether the earned or incurred item was collected or paid during the period. We also use this measure because the collection of our receivables or payment of our obligations has not been a significant issue for our business, but merely a timing issue from one period to the next, with fluctuations generally caused by significant changes in commodity prices. See the Statements of Cash Flows in this report.

     Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, and depreciation, depletion and amortization for the period plus/minus the change in fair value of our derivative conversion liability. We believe adjusted EBITDA is relevant because it is a measure of cash available to fund our capital expenditures and service our debt and is a widely used industry metric which allows comparability of our results with our peers.

     The following table presents a reconciliation of each of our non-GAAP financial measures to its nearest GAAP measure.

                                                    Year Ended August 31,
                                               ---------------------------------
                                                    2011              2010
                                               ---------------  ----------------
Adjusted cash flow from operations:
  Adjusted cash flow from operations            $ 6,346,800      $    (45,836)
  Changes in assets and liabilities               1,569,508        (2,397,223)
                                               ---------------  ----------------
   Net cash provided by (used in) operating
     activities                                 $ 7,916,308      $ (2,443,059)
                                               ===============  ================

Adjusted EBITDA:
   Adjusted EBITDA                              $ 5,658,547     $     (80,125)
   Interest expense and related items, net       (4,191,169)       (2,334,190)
   Change in fair value of derivative
     conversion liability                       (10,229,229)       (7,678,457)

   Depreciation, depletion and amortization      (2,838,307)         (701,400)
                                               ---------------  ----------------
   Net loss                                    $(11,600,158)    $ (10,794,172)
                                               ===============  ================

Contractual Obligations

     The following table summarizes our contractual obligations as of August 31, 2011:

                            Less than     One to       Three to
                             One Year   Three Years   Five Years       Total
                           -----------  -----------   ------------  ------------
Note payable, related
 party               (1)   5,200,000            -             -       5,200,000
Employment Agreements
                             780,000      770,000             -       1,550,000
Operating Leases
                             110,000            -             -         110,000
Rig Contract         (2)
                           2,647,774            -             -       2,647,774
                           -----------  -----------   ------------  ------------
  Total
                           8,737,774      770,000       -             9,507,774
                           ===========  ===========   ============  ============

     (1) See "Acquisition of Oil and Gas Properties from Petroleum Exploration & Management LLC" in Item 1 of this report for information concerning this note.

     (2) In August 2011 we entered in a contract with Ensign United States Drilling, Inc. which provided that Ensign would drill and complete 21 wells in the Wattenberg Field on our behalf. As of October 31, 2011 we had reached total depth on 15 wells pursuant to the agreement. We expect that the remaining 6 wells we committed to drill will be drilled, and if warranted, completed by December 31, 2011 at a cost of approximately $189,000 per well, or $1,134,000 in total.


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

     We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See Note 1 of the Notes to the Financial Statements for a discussion of additional accounting policies and estimates made by management.

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

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized, less income tax effects. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if changing conditions raise the ceiling amount.

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

     Derivative Conversion Liability: We account for embedded conversion features in our convertible promissory notes in accordance with the guidance for derivative instruments, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative conversion liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative conversion liabilities is recognized as a charge or credit to other income (expense) in the statements of operations. In connection with the conversion of convertible promissory notes into shares of the Company's common stock, during the years ended August 31, 2011 and 2010 the derivative conversion liability balances were reclassified to additional paid-in-capital.

     Revenue Recognition: Revenue is recognized for the sale of oil and natural gas when production is sold to a purchaser and title has transferred. Revenues from production on properties in we share an economic interest with other owners are recognized on the basis of our interest. Provided that reasonable estimates can be made, revenue and receivables are accrued to recognize delivery of product to the purchaser. Payment is typically received sixty to ninety days after production. Differences between estimates and actual volumes and prices, if any, are adjusted upon final settlement.

     Stock Based Compensation: We record stock-based compensation expense in accordance with the fair value recognition provisions of US GAAP. Stock based compensation is measured at the grant date based upon the estimated fair value of the award and the expense is recognized over the required employee service period, which generally equals the vesting period of the grant. The fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock grants is estimated on the grant date based upon the fair value of the common stock.

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

     We have recently adopted the following new accounting standards:

     Effective March 1, 2011, the Company adopted ASU No. 2010-29 - Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations--A consensus of the FASB Emerging Issues Task Force. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. See Note 9 for the Company's disclosures of business combinations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2011, our disclosure controls and procedures were effective.

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

     Ed Holloway, our Principal Executive Officer and Frank L. Jennings, our Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2011.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

     The attestation report required under this Item 9A is set forth under the caption "Report of Independent Registered Public Accounting Firm" which is included with the financial statements and supplemental data required by Item 8.

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

Name                         Age    Position
----                         ---    --------
Edward Holloway               59    President, Principal Executive Officer and
                                    Director
William E. Scaff, Jr.         54    Vice President, Secretary, Treasurer and
                                    Director
Frank L. Jennings             60    Principal Financial and Accounting Officer
Rick A. Wilber                64    Director
Raymond E. McElhaney          55    Director
Bill M. Conrad                55    Director
R.W. Noffsinger, III          37    Director
George Seward                 61    Director

Edward Holloway - Mr. Holloway has been an officer and director since September 2008 and was an officer and director of our predecessor between June 2008 and September 2008. Mr. Holloway co-founded Cache Exploration Inc., an oil and gas exploration and development company. In 1987, Mr. Holloway sold the assets of Cache Exploration to LYCO Energy Corporation. He rebuilt Cache Exploration and sold the entire company to Southwest Production a decade later. In 1997, Mr. Holloway co-founded, and since that date has co-managed, Petroleum Management, LLC, a company engaged in the exploration, operations, production and distribution of oil and natural gas. In 2001, Mr. Holloway co-founded, and since that date has co-managed, Petroleum Exploration and Management, LLC, a company engaged in the acquisition of oil and gas leases and the production and sale of oil and natural gas. Mr. Holloway holds a degree in Business Finance from the University of Northern Colorado and is a past president of the Colorado Oil & Gas Association.

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

Frank L. Jennings - Mr. Jennings began his service as our Principal Financial and Accounting Officer on a part-time basis in June 2007. In March 2011 he joined us on a full-time basis. From 2001 until 2011, Mr. Jennings was an independent consultant providing financial accounting services, primarily to smaller public companies. From 2006 until 2011, he also served as the Chief Financial Officer of Gold Resource Corporation (AMEX:GORO). From 2000 to 2005, he served as the Chief Financial Officer and a director of Global Casinos, Inc., a publicly traded corporation, and from 1994 to 2001 he served as Chief Financial Officer of American Educational Products, Inc. (NASDAQ:AMEP), before it was purchased by Nasco International. After his graduation from Austin College with a degree in economics and from Indiana University with an MBA in finance, he joined the Houston office of Coopers & Lybrand. He also spent four years as the manager of internal audit for The Walt Disney Company.

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

     Rick Wilber, Raymond McElhaney, Bill Conrad and R.W. Noffsinger, are considered independent as that term is defined Section 803.A of the NYSE Amex Rules.

     The members of our compensation committee are Rick Wilber, Raymond McElhaney, Bill Conrad, and R.W. Noffsinger. The members of our Audit Committee are Raymond McElhaney, Bill Conrad and R.W. Noffsinger. Mr. Noffsinger acts as the financial expert for the Audit Committee of our board of directors.

     We have adopted a Code of Ethics applicable to all employees.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation paid or accrued to our executive officers during each of the three years ended August 31, 2011.

    Name and                                        Stock     Option      All Other
   Principal       Fiscal    Salary       Bonus     Awards     Awards     Compensation
    Position        Year       (1)         (2)       (3)        (4)           (5)         Total
-----------------  -------  ----------   --------  ---------  ---------   ------------  ------------
Ed Holloway,        2011     $300,000    100,000          -          -          9,800    $  409,800
Principal           2010     $175,000          -          -          -              -    $  175,000
Executive           2009     $150,000          -          -  5,092,672              -    $5,242,672
Officer


William E.          2011     $300,000    100,000          -          -          9,800    $  409,800
Scaff, Jr.,         2010     $175,000          -          -          -              -    $  175,000
Vice President,     2009     $150,000          -          -  5,092,672              -    $5,242,672
Secretary and
Treasurer

Frank L             2011     $ 87,391          -    220,000    404,352              -    $  711,743
Jennings,           2010     $106,225          -          -          -              -    $  106,255
Principal           2009     $ 63,715          -          -          -              -    $   63,715
Financial and
Accounting
Officer

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

     The compensation to be paid to Mr. Holloway, Mr. Scaff and Mr. Jennings will be based upon their employment agreements, which are described below. All material elements of the compensation paid to these officers is discussed below.

     On June 11, 2008, we signed employment agreements with Ed Holloway and William E. Scaff Jr. Each employment agreement provided that the employee would be paid a monthly salary of $12,500 and required the employee to devote approximately 80% of his time to our business. The employment agreements expired on June 1, 2010.

     On June 1, 2010, we entered into a new employment agreements with Mr. Holloway and Mr. Scaff. The new employment agreements, which expire on May 31, 2013, provide that we pay Mr. Holloway and Mr. Scaff each a monthly salary of $25,000 and require both Mr. Holloway and Mr. Scaff to devote approximately 80% of their time to our business. In addition, for every 50 wells that begin producing oil and/or gas after June 1, 2010, whether as the result of our successful drilling efforts or acquisitions, we will issue, to each of Mr. Holloway and Mr. Scaff, a cash payment of $100,000 or shares of common stock in an amount equal to $100,000 divided by the average closing price of our common stock for the 20 trading days prior to the date the 50th well begins producing.

     On June 23, 2011 our directors approved an employment  agreement with Frank
L. Jennings, our Principal Financial and Accounting Officer. The employment agreement provides that we will pay Mr. Jennings a monthly salary of $15,000 and issue to Mr. Jennings:

     o    50,000 shares of our restricted common stock; and

     o options to purchase 150,000 shares of our common stock. The options are exercisable at a price of $4.40 per share, vest over three years in 50,000 share increments beginning March 6, 2012, and expire on March 7, 2021.

     The employment agreement expires on March 7, 2014 and requires Mr. Jennings to devote all of his time to our business.

     If Mr. Jennings resigns within 90 days of a relocation (or demand for relocation) of his place of employment to a location more than 35 miles from his then current place of employment, the employment agreement will be terminated and Mr. Jennings will be paid the salary provided by the employment agreement through the date of termination and the unvested portion of any stock options held by Mr. Jennings will vest immediately.

     In the event there is a change in the control, the employment agreement allows Mr. Jennings to resign from his position and receive a lump-sum payment equal to 12 months' salary. In addition, the unvested portion of any stock options held by Mr. Jennings will vest immediately. For purposes of the employment agreement, a change in the control means: (1) our merger with another entity if after such merger our shareholders do not own at least 50% of the voting capital stock of the surviving corporation; (2) the sale of substantially all of our assets; (3) the acquisition by any person of more than 50% of our common stock; or (4) a change in a majority of our directors which has not been approved by our incumbent directors.

     The employment agreements mentioned above, will terminate upon the employee's death, or disability or may be terminated by us for cause. If the employment agreement is terminated for any of these reasons, the employee, or his legal representatives as the case may be, will be paid the salary provided by the employment agreement through the date of termination.

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

Stock Option and Bonus Plans

     We have a 2011 non-qualified stock option plan, a 2011 incentive stock option plan, and a 2011 stock bonus plan. A summary description of each plan follows.


     2011 Non-Qualified Stock Option Plan. Our Non-Qualified Stock Option Plan authorizes the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plan. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with promoting our stock or the sale of securities in a capital-raising transaction. The option exercise price is determined by our directors.

     2011 Incentive Stock Option Plan. Our Incentive Stock Option Plan authorizes the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plan. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with promoting our stock or the sale of securities in a capital-raising transaction. The option exercise price is determined by our directors.

     2011 Stock Bonus Plan. Our Stock Bonus Plan allows for the issuance of shares of common stock to our employees, directors, officers, consultants and advisors. However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with promoting our stock or the sale of securities in a capital-raising transaction.

     The plans adopted during 2011 replaced a non-qualified stock option plan and a stock bonus plan originally adopted during 2005 (the "2005 Plans"). No additional options or shares will be issued under the 2005 Plans.

     Summary. The following is a summary of options granted or shares issued pursuant to the Plans as of October 31, 2011. Each option represents the right to purchase one share of our common stock.

                              Total
                              Shares     Reserved for    Shares     Remaining
                             Reserved    Outstanding    Issued as Options/Shares
Name of Plan                Under Plans    Options     Stock Bonus  Under Plans
------------                -----------  ------------  ----------- -------------

2011 Non-Qualified Stock
 Option Plan                  2,000,000     150,000        0       1,850,000
2011 Incentive Stock
 Option Plan                  2,000,000           0        0       2,000,000
2011 Stock Bonus Plan         2,000,000           0        0       2,000,000

Options

     In connection with the acquisition of Predecessor Synergy, we issued options to the persons shown below in exchange for options previously issued by Predecessor Synergy. The terms of the options we issued are identical to the terms of the Predecessor Synergy options. The options were not granted pursuant to our 2005 Plans. As of October 31, 2011, none of these options have been exercised.

                            Grant    Shares Issuable Upon   Exercise  Expiration
Name                        Date     Exercise of Options     Price        Date
----                       -------   --------------------   --------  ----------

Ed Holloway (1)            9-10-08       1,000,000          $ 1.00     6-11-13
William E. Scaff, Jr. (2)  9-10-08       1,000,000          $ 1.00     6-11-13
Ed Holloway (1)            9-10-08       1,000,000          $10.00     6-11-13
William E. Scaff, Jr. (2)  9-10-08       1,000,000          $10.00     6-11-13

     (1) Options are held of record by a limited liability company controlled by Mr. Holloway.

     (2) Options are held of record by a limited liability company controlled by Mr. Scaff.

     The following table shows information concerning our outstanding options as of October 31, 2011.

                        Shares underlying unexercised
                             Option which are:
                        ---------------------------    Exercise      Expiration
Name                    Exercisable   Unexercisable      Price          Date
----                    -----------   -------------    --------      -----------

Ed Holloway             1,000,000              --       $ 1.00        6-11-13
William E. Scaff, Jr.   1,000,000              --       $ 1.00        6-11-13
Ed Holloway             1,000,000              --       $10.00        6-11-13
William E. Scaff, Jr.   1,000,000              --       $10.00        6-11-13
Employees               10,000(1)         610,000 (1)       (1)            (1)

     (1) Options were issued to several employees pursuant to our Non-Qualified Stock Option Plan. The exercise price of the options varies between $2.40 and $4.40 per share. The options expire at various dates between December 2018 and August, 2021.

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan or otherwise as of August 31, 2011. Prior to 2011, neither our Non-Qualified Stock Option Plan nor the issuance of any of our other options have been approved by our shareholders.


                                       1              2                  3
                                                                 Number of Securities
                                     Number                      Remaining Available
                                 of Securities                   For Future Issuance
                                  be Issued    Weighted-Average     Under Equity
                                Upon Exercise   Exercise Price   Compensation Plans,
                                of Outstanding  of Outstanding   Excluding Securities
   Plan category                   Options          Options      Reflected in Column 1
--------------------------------------------------------------------------------------

Non-Qualified Stock Option Plan      620,000        $3.40             1,380,000 (1)
Other Options                      4,000,000        $5.50                     -


     (1) As of May 23, 2011, this Plan was terminated and no further options will be issued pursuant to its terms.

Compensation of Directors During Year Ended August 31, 2011

                        Fees Earned or   Stock        Option
                        Paid in Cash   Awards (1)    Awards (2)      Total
                        -------------- ----------    ----------      -----

Rick Wilber               $20,000           --            --        $20,000
Raymond McElhaney         $32,500           --            --         32,500
Bill Conrad                28,000           --            --         28,000
R.W. Noffsinger            24,000           --            --         24,000
George Seward              20,000           --            --         20,000
                         --------          ---                     --------
                         $124,500           --                     $124,500
                         ========          ===                     ========

     (1) The fair value of stock issued for services computed in accordance with ASC 718.

     (2) The fair value of options granted computed in accordance with ASC 718 on the date of grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of October 31, 2011, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.
                                               Number           Percent
Name                                         of Shares (1)      of Class(2)
----                                         -------------      -----------

Ed Holloway                                 4,760,909 (3)      13.19%
William E. Scaff, Jr.                       4,760,909 (4)      13.19%

Frank L. Jennings                              74,000               *
Rick A. Wilber                                536,700           1.49%
Raymond E. McElhaney                          245,725               *
Bill M. Conrad                                247,225               *
R.W. Noffsinger, III                          288,425               *
George Seward                                 909,080           2.52%
Wayne L. Laufer                             2,893,750           8.02%

All officers and directors as a group
 (8 persons)                               11,822,973          32.75%

*   Less than 1%

     (1) Share ownership includes shares issuable upon the exercise of options, all of which are currently exercisable, held by the persons listed below.

                           Share
                         Issuable
                           Upon        Option
                        Exercise of    Exercise   Expiration
Name                      Options       Price       Date
---------------------  --------------  ---------  ----------

Ed Holloway            1,000,000         $ 1.00   6/11/2013
Ed Holloway            1,000,000         $10.00   6/11/2013
William E. Scaff, Jr.  1,000,000         $ 1.00   6/11/2013
William E. Scaff, Jr.  1,000,000         $10.00   6/11/2013

     (2) Computed based upon 36,098,212 shares of common stock outstanding as of October 31, 2011.

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

     We acquired all of the working oil and gas assets owned by PEM in a transaction that closed on May 24, 2011. In total, we acquired interests in 88 gross (40 net) oil and gas wells in the Wattenberg Field, and interests in oil and gas leases covering approximately 6,968 gross acres in the Wattenberg Field and the Eastern D-J Basin (eastern Colorado and western Nebraska). These oil and gas interests were acquired from Petroleum Exploration and Management, LLC ("PEM"), a company owned by Ed Holloway and William E. Scaff, Jr., two of our officers, for approximately $19.0 million. The transaction was approved by the disinterested directors and by a vote of the shareholders, with Mr. Holloway and Mr. Scaff not voting.

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

     We had a letter agreement with PM and PEM which provided us with the option to acquire working interests in oil and gas leases owned by these firms and covering lands on the D-J basin. The oil and gas leases covered 640 acres in Weld County, Colorado and, subject to certain conditions, would be transferred to us for payment of $1,000 per net mineral acre. The working interests in the leases we could acquire varied, but the net revenue interest in the leases, could not be less than 75%. Under this letter agreement, through February 2010 we acquired leases covering 640 gross (360 net) acres from PM and PEM for $360,000.

     Pursuant to the terms of an Administrative Services Agreement, through June 30, 2010 PM provided us with office space and equipment storage in Platteville, Colorado, as well as secretarial, word processing, telephone, fax, email and related services for a fee of $20,000 per month. Following the termination of the Administrative Services Agreement, and since July 1, 2010 we have leased the office space and equipment storage yard in Platteville from HSLC at a rate of $10,000 per month.

     During the year ended August 31, 2011, we acquired oil and gas leases from George Seward, a member of our board of directors. In total, we purchased lease interests covering 22,066 gross (19,717 net) undeveloped acres, located in eastern Colorado and western Nebraska, in exchange for 353,817 shares of our common stock. Based on the market price of our common stock on the transaction dates, these acquisitions were valued at $788,676.

     Prior to our acquisition of Predecessor Synergy, Predecessor Synergy made the following sales of its securities:

  Name                      Shares      Series A Warrants Consideration
  ----                      ------      ----------------- -------------

  Ed Holloway (1)          2,070,000               --      $  2,070
  William E. Scaff, Jr.(1) 2,070,000               --         2,070
  Benjamin Barton (1)        600,000               --           600
  John Staiano (1)           600,000               --           600
  Synergy Energy trust     1,900,000 (2)           --         1,900
  Third Parties              660,000               --           660
  Private Investors        1,000,000        1,000,000       $1.00 Per Unit (3)
  Private Investors        1,060,000        1,060,000       $1.50 Per Unit (3)
                           ---------        ---------
  Total                    9,960,000        2,060,000
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     For each of the two years ended August 31, 2011 and 2010, Ehrhardt Keefe Steiner Hottman P.C. ("EKS&H") served as our independent registered public accounting firm.

                                  Year Ended              Year Ended
                               August 31, 2011          August 31, 2010
                               ---------------          ---------------

      Audit Fees                $  119,514                 $ 72,213
      Audit-Related Fees        $   35,993                 $  7,500
      Tax Fees                  $   43,157                 $  3,800
      All Other Fees                    --                       --

     Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q and Form 10-K reports. Audit-related fees include amounts billed for the review of our registration statement on Form S-1. Prior to contracting with EKS&H to render audit or non-audit services, each engagement was approved by our audit committee.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits                                               Page Number
--------                                               -----------

3.1.1  Articles of Incorporation                          (1)

3.1.2  Amendment to Articles of Incorporation             (2)

3.1.3  Bylaws                                             (1)

10.1   Employment Agreement with Ed Holloway              (2)

10.2   Employment Agreement with William E.
       Scaff, Jr.                                         (2)

10.3   Administrative Services Agreement                  (3)

10.4   Agreement regarding Conflicting Interest
       Transactions                                       (3)

10.5   Consulting Services Agreement with
       Raymond McElhaney and Bill Conrad                  (4)

10.6.1 Form of Convertible Note                           (4)

10.6.2 Form of Subscription Agreement                     (4)

10.6.3 Form of Series C Warrant                           (4)

10.7   Purchase and Sale Agreement with Petroleum
       Exploration and Management, LLC (wells,
       equipment and well bore leasehold assignments)     (4)

10.8   Purchase and Sale Agreement with Petroleum
       Management, LLC (operations and
       leasehold)                                         (4)

10.9   Purchase and Sale Agreement with Chesapeake Energy (4)

10.10  Lease with HS Land & Cattle, LLC                   (4)

10.11  Employment Agreement with Frank L. Jennings        (5)

10.12  Purchase and Sale Agreement with Petroleum
       Exploration and Management, LLC                    (6)

14.    Code of Ethics                                     (7)

23     Consent of Accountants

31     Rule 13a-14(a) Certifications

32     Section 1350 Certifications

99     Report of Ryder Scott Company, L.P.

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2, File #333-146561.

(2) Incorporated by reference to the same exhibit filed with the Company's transition report on Form 8-K for the period ended August 31, 2008.

(3) Incorporated by reference to the same exhibit filed with our transition report on Form 10-K for the year ended August 31, 2008.


(4) Incorporated by reference to the same exhibit filed with the Company's report on Form 10-K/A filed on June 3, 2011.


(5) Incorporated by reference to the same exhibit filed with the Company's report on Form 8-K filed on June 24, 2011.


(6) Incorporated by reference to Exhibit 10.12 filed with the Company's report on Form 8-K filed on August 5, 2011.


(7) Incorporated by reference to Exhibit 14 filed with the Company's report on Form 8-K filed on July 22, 2011.

                          SYNERGY RESOURCES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




  Index to Financial Statements                                          F-1

  Report of Independent Registered Public Accounting Firm                F-2

  Balance Sheets as of August 31, 2011 and 2010                          F-3

  Statements of Operations for the years ended August 31, 2011 and 2010  F-4

  Statements of Changes in Shareholders' Equity (Deficit)
   for the years ended August 31, 2011 and 2010                          F-5

  Statements of Cash Flows for the years ended August 31, 2011 and 2010  F-6

  Notes to Financial Statements                                          F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Synergy Resources Corporation

We have audited the accompanying balance sheets of Synergy Resources Corporation ("the Company") as of August 31, 2011 and 2010, and the related statements of operations, changes in shareholders' equity, and cash flows for each of years then ended. We have also audited the Company's internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Synergy Resources Corporation, in all material respects, maintained effective internal control over financial reporting as of December August 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
November 11, 2011

                          SYNERGY RESOURCES CORPORATION
                                 BALANCE SHEETS
                         As of August 31, 2011 and 2010

                                                        2011           2010
                                                    ------------    ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                         $  9,490,506   $  6,748,637
  Accounts receivable:
    Oil and gas sales                                  2,185,051        377,675
    Joint interest billing                             2,406,473      1,930,810
    Related party receivable                                   -        867,835
  Inventory                                              459,592        387,864
  Other current assets                                    89,336         12,310
                                                    ------------    -----------
     Total current assets                             14,630,958     10,325,131
                                                    ------------    -----------
Property and equipment:
  Oil and gas properties, full cost method, net       48,614,857     12,692,194
  Other property and equipment, net                      283,207        150,789
                                                    ------------    -----------
   Property and equipment, net                        48,898,064     12,842,983
                                                    ------------    -----------
Debt issuance costs, net of amortization                       -      1,587,799
Other assets                                             168,863         86,000
                                                    ------------    -----------
     Total assets                                   $ 63,697,885    $24,841,913
                                                    ============    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                           $  6,620,561    $ 3,015,562
    Related party payable                                      -        554,669
  Accrued expenses                                     2,125,852        517,921
  Notes payable, related party                         5,200,000              -
                                                    ------------    -----------
     Total current liabilities                        13,946,413      4,088,152

Asset retirement obligations                             643,459        254,648
Convertible promissory notes, net of debt
   discount                                                    -     12,190,945
Derivative conversion liability                                -      9,325,117
                                                    ------------    -----------
     Total liabilities                                14,589,872     25,858,862
                                                    ------------    -----------
Commitments and contingencies (See Note 12)

Shareholders' equity (deficit):
  Preferred stock - $0.01 par value, 10,000,000
    shares authorized: no shares issued and
     outstanding                                               -              -
  Common stock - $0.001 par value, 100,000,000
    shares authorized: 36,098,212 and 13,510,981
     shares issued and outstanding as of August 31,
     2011 and 2010, respectively                          36,098         13,511
  Additional paid-in capital                          84,011,496     22,308,963
  Accumulated deficit                                (34,939,581)   (23,339,423)
                                                    ------------    -----------
     Total shareholders' equity (deficit)             49,108,013     (1,016,949)
                                                    ------------    -----------
     Total liabilities and shareholders' equity     $ 63,697,885    $24,841,913
                                                    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                  For the years ended August 31, 2011 and 2010

                                                    2011            2010
                                                --------------  --------------
Revenues:
  Oil and gas revenues                          $  9,777,172     $  2,158,444
  Service revenues                                   224,496                -
                                                ------------     ------------
     Total revenues                               10,001,668        2,158,444
                                                ------------     ------------
Expenses:
  Lease operating expenses                         1,439,818          323,520
  Depreciation, depletion, and amortization        2,838,307          701,400
  General and administrative                       2,903,303        1,915,049
                                                ------------     ------------
    Total expenses                                 7,181,428        2,939,969
                                                ------------     ------------
Operating income (loss)                            2,820,240         (781,525)
                                                ------------     ------------
Other income (expense):
  Change in fair value of derivative
     conversion liability                        (10,229,229)      (7,678,457)
  Interest expense, net                           (4,246,945)      (2,338,849)
  Interest income                                     55,776            4,659
                                                ------------     ------------
    Total other (expense)                        (14,420,398)     (10,012,647)
                                                ------------     ------------
Loss before income taxes                         (11,600,158)     (10,794,172)
Provision for income taxes                                 -                -
                                                ------------     ------------
     Net loss                                   $(11,600,158)    $(10,794,172)
                                                ============     ============
Net loss per common share:
    Basic and diluted                           $      (0.45)    $      (0.88)
                                                ============     ============
Weighted average shares outstanding:
    Basic and diluted                             26,009,283       12,213,999
                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  for the years ended August 31, 2011 and 2010

                                                                                                      Total
                                          Number of               Additional                      Shareholders'
                                           Common       Common     Paid-In         Accumulated       Equity
                                           Shares        Stock     Capital          (Deficit)       (Deficit)
                                          ----------    --------  ----------       -----------    ------------

Balance, August 31, 2009                  11,998,000      11,998   15,521,697      (12,545,251)      2,988,444
Shares issued pursuant to conversion
  of debt and accrued interest at
  $1.60 per share, net of $165,212
  unamortized debt discount                1,309,027      1,309     1,927,917                -       1,929,226
Reclassification of derivative
conversion liability to equity
  pursuant to early conversion of debt             -          -     1,809,149                -       1,809,149

Shares issued for services                   197,988        198       544,377                -         544,575
Shares issued in exchange for mineral
  leases                                       5,966          6        16,639                -          16,645
Series C warrants issued in connection
  with sale of convertible debt at $100,000
  per Unit pursuant to November 27, 2009
  offering memorandum                              -          -     1,760,048                -       1,760,048
Series D warrants issued in connection with
  sale of convertible debt at $100,000
  per Unit pursuant to November 27, 2009
  offering memorandum                              -          -       692,478                -         692,478

Share based compensation                           -          -        36,658                -          36,658

Net (loss)                                         -          -             -      (10,794,172)    (10,794,172)
                                         -----------    -------    ----------       -----------     -----------
Balance, August 31, 2010                  13,510,981     13,511    22,308,963      (23,339,423)     (1,016,949)

Shares issued pursuant to conversion
  of debt and accrued interest at
  $1.60 per share, net of $1,052,917
  unamortized debt discount                9,979,376      9,979    14.904.100                 -     14,914,079
Reclassification of derivative
  conversion liability to equity
  pursuant to early conversion of debt             -          -    19,554,346                 -     19,554,346
Shares issued for services                   150,000        150       429,850                 -        430,000
Shares issued in exchange for mineral
  leases                                   1,849,838      1,850     5,238,457                 -      5,240,307
Shares issued in exchange for oil and
  gas assets, related party                1,381,818      1,382     4,696,799                 -      4,698,181
Shares issued for cash at $2.00 per
  share pursuant to November 30, 2010
  offering memorandum, net of offering
  costs                                    9,000,000      9,000    16,681,721                 -     16,690,721
Shares issued pursuant to conversion
  of Series D warrants on a cashless basis   226,199        226          (226)                -              -
Share based compensation                           -          -       197,486                 -        197,486
Net (loss)                                         -          -             -       (11,600,158)   (11,600,158)
                                         -----------   --------    ----------       ------------  ------------
Balance, August 31, 2011                  36,098,212   $ 36,098   $84,011,496      $(34,939,581)  $ 49,108,013
                                         ===========   ========   ===========       ============  ============


   The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                             STATEMENTS OF CASH FLOWS
                   for the years ended August 31, 2011 and 2010

                                                         2011          2010
                                                    ------------    ----------
 Cash flows from operating activities:
  Net loss                                          $(11,600,158)  $(10,794,172)
                                                    ------------  -------------
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation, depletion, and amortization          2,838,307        701,400
    Amortization of debt issuance cost                 1,587,799        453,656
    Accretion of debt discount                         2,664,138      1,333,590
    Stock-based compensation                             627,486        581,233
    Change in fair value of derivative liability      10,229,229      7,678,457
  Changes in operating assets and liabilities:
    Accounts receivable                               (1,415,204)    (3,091,677)
    Inventory                                            (71,728)       744,821
    Accounts payable                                   1,549,400       (518,942)
    Accrued expenses                                   1,666,928        460,780
      Other                                             (159,889)         7,795
                                                    ------------  -------------
  Total adjustments                                   19,516,466      8,351,113
                                                    ------------  -------------
  Net cash provided by (used in)
    operating activities                               7,916,308     (2,443,059)
                                                    ------------  -------------
  Cash flows from investing activities:
    Acquisition of property and equipment            (30,247,327)    (9,152,175)
    Net proceeds from sales of oil and
       gas properties                                  8,382,167              -
                                                    ------------  -------------
     Net cash (used in) investing activities         (21,865,160)    (9,152,175)
                                                    ------------  -------------
 Cash flows from financing activities:
    Cash proceeds from sale of stock                  18,000,000              -
    Offering costs                                    (1,309,279)             -
    Cash proceeds from convertible promissory notes            -     18,000,000
    Debt issuance costs                                        -     (1,348,977)
    Principal repayments                                       -     (1,161,811)
                                                    ------------  -------------
     Net cash provided by financing activities        16,690,721     15,489,212
                                                    ------------  -------------
 Net increase in cash and equivalents                  2,741,869      3,893,978
 Cash and equivalents at beginning of period           6,748,637      2,854,659
                                                    ------------  -------------
 Cash and equivalents at end of period              $  9,490,506  $   6,748,637
                                                    ============  =============

Supplemental Cash Flow Information (See Note 14)


  The accompanying notes are an integral part of these financial statements.

                          SYNERGY RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 2011 and 2010


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

     Basis of Presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In June 2009 the Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. New accounting standards are communicated by FASB through Accounting Standards Updates ("ASU's").

     Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, accumulated deficit, net assets or total shareholders' equity.

     Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, including oil and gas reserves, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

     Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC regulations. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized, less income tax effects. Prices are held constant for the productive life of each well. Net cash flows are discounted at 10%. If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization. The calculation of future net cash flows assumes continuation of current economic conditions. Once impairment expense is recognized, it cannot be reversed in future periods, even if changing conditions raise the ceiling amount.

     For the years ended August 31, 2011 and 2010, the oil and natural gas prices used to calculate the full cost ceiling limitation are the 12 month average prices, calculated as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for basis or location differentials.

     Capitalized Overhead: A portion of the Company's overhead expenses are directly attributable to acquisition and development activities. Under the full cost method of accounting, these expenses are capitalized in the full cost pool. The Company capitalized overhead expenses of approximately $206,233 and $95,475 for the years ended August 31, 2011 and 2010, respectively.

     Oil and Gas Reserves: The determination of depreciation, depletion and amortization expense, as well as the ceiling test related to the recorded value of the Company's oil and natural gas properties, is highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

     Capitalized Interest: The Company capitalizes interest on expenditures made in connection with acquisition of mineral interests and development projects that are not subject to current amortization. Interest is capitalized during the period that activities are in progress to bring the projects to their intended use.

     Debt Issuance Costs: Debt issuance costs of $2,041,455 were incurred in connection with executing convertible promissory notes between December 29, 2009, and March 12, 2010 (See Note 7). As a result of the conversion of all outstanding convertible promissory notes into shares of the Company's common stock, all debt issuance costs have been recognized as a component of interest expense through August 31, 2011.

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

     Derivative Conversion Liability: The Company accounts for its embedded conversion features in its convertible promissory notes in accordance with the guidance for derivative instruments, which require a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative conversion liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount at the date of the issuance. Any subsequent increase or decrease in the fair value of the derivative conversion liabilities is recognized as a charge or credit to other income (expense) in the statements of operations. In connection with the conversion of convertible promissory notes into shares of the Company's common stock, during the years ended August 31, 2011 and 2010 derivative conversion liabilities of $19,554,346 and $1,809,149 were reclassified to additional paid-in-capital, respectively.

     Revenue Recognition: Revenue is recognized for the sale of oil and natural gas when production is sold to a purchaser and title has transferred. Revenues from production on properties in which the Company shares an economic interest with other owners are recognized on the basis of the Company's interest. Provided that reasonable estimates can be made, revenue and receivables are accrued to recognize delivery of product to the purchaser. Payment is typically received sixty to ninety days after production. Differences between estimates and actual volumes and prices, if any, are adjusted upon final settlement.

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

                                            Year Ended August
                                                   31,
                                           ---------------------
                   Major Customers           2011        2010
                   ---------------         ----------  ---------

                   Company A                  75%        57%
                   Company B                  21%        30%
                   Company C                     *       13%

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

     Earnings Per Share Amounts: Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is equivalent to basic earnings per share as all dilutive securities have an antidilutive effect on earnings per share. The following dilutive securities could dilute the future earnings per share:

                                2011            2010
                            -------------   -------------

Convertible promissory notes           -       9,942,500
Accrued interest                       -         135,068
Warrants(1)                   14,931,067      15,286,466
Employee stock options         4,645,000       4,220,000
                            -------------   -------------
      Total                   19,576,067      29,584,034
                            =============   =============

       (1) Also as of August 31, 2011 and 2010, the Company had a contingent obligation to issue 63,466 potentially dilutive securities, all of which were excluded from the calculation because the contingency conditions had not been met.

     Income Taxes: Deferred income taxes are recorded for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. If the Company concludes that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, the balance of deferred tax assets is reduced by a valuation allowance.

     The Company adheres to the provisions of the ASC regarding uncertainty in income taxes. No significant uncertain tax positions were identified as of any date on or before August 31. 2011. Given the substantial net operating loss carry-forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents' tax adjustments of income tax returns prior to and including the year ended August 31, 2011 are anticipated since such adjustments would very likely simply reduce the net operating loss carry-forwards.

     Recent Accounting Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations to determine the impact of new pronouncements on US GAAP and the impact on the Company.

     The Company has recently adopted the following new accounting standards:

     Business Combinations - Effective March 1, 2011, the Company adopted ASU No. 2010-29 - Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update provides clarification requiring public companies that have completed material acquisitions to disclose the revenue and earnings of the combined business as if the acquisition took place at the beginning of the comparable prior annual reporting period, and also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of this ASU had no material effect on the Company's financial position, results of operations, or cash flows. See Note 9 for the Company's disclosures of business combinations.

     The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company's financial position, results of operations, or cash flows.

     Presentation of Comprehensive Income - In June 2011, the FASB issued ASU 2011-05 - Presentation of Comprehensive Income ("ASU 2011-05"), which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     There were various other updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.      Accounts Receivable

     Accounts receivable consist primarily of trade receivables from oil and gas sales and amounts due from other working interest owners which have been billed for their proportionate share of wells which the Company operates. For receivables from joint interest owners, the Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings. As of August 31, 2011 and 2010, major customers (i.e. those with balances greater than 10% of total receivables) were as follows:

                                                 As of August 31,
                                           ---------------------------
 Major Customer or Joint Interest Owner       2011           2010
 --------------------------------------    -----------   -------------
  Company A                                    31%            27%
  Company B                                    31%              *
  Company C                                    13%              *
  *  less than 10%

3.     Property and Equipment

     Capitalized costs of property and equipment at August 31, 2011 and 2010 consisted of the following:

                                                      As of August 31,
                                                -----------------------------
                                                    2011            2010
                                                --------------  -------------
Oil and gas properties, full cost method:
   Unevaluated costs, not subject to
    amortization:
      Lease acquisition costs                     $ 9,942,908     $  848,696
      Wells in progress                             4,813,749             --
                                                --------------  -------------
                                                   14,756,657        848,696

   Evaluated costs:
      Producing and non-producing                  37,750,737     12,992,594
                                                --------------  -------------
         Total capitalized costs                   52,507,394     13,841,290
      Less, accumulated depletion                 (3,892,537)    (1,149,096)
                                                --------------  -------------
            Oil and gas properties, net            48,614,857     12,692,194
                                                --------------  -------------
Other property and equipment:
    Vehicles
                                                      163,904         89,527
    Leasehold improvements                             35,490         32,329
    Office equipment
                                                      105,089         36,821
    Land                                               43,750             --
    Less, accumulated depreciation                    (65,026)        (7,888)
                                                --------------  -------------
            Other property and equipment, net         283,207        150,789
                                                --------------  -------------
Total property and equipment, net                $ 48,898,064   $ 12,842,983
                                                ==============  =============

     The capitalized costs of evaluated oil and gas properties are depleted using the unit-of-production method based on estimated reserves and the calculation is performed quarterly. Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate. For the years ended August 31, 2011 and 2010, depletion of oil and gas properties was $2,743,441 and $692,274, respectively, which is equivalent to $16.62 and $15.52 per barrel of oil equivalent, respectively.

     Periodically, the Company reviews its unevaluated properties and its inventory to determine if the carrying value of either asset exceeds its fair value. The review for the years ended August 31, 2011 and 2010, indicated that asset carrying values were less than fair values and no impairment was required.

     On a quarterly basis the Company performs the full cost ceiling test. The quarterly ceiling tests performed during the years ended August 31, 2011 and 2010 did not reveal any impairments.

     During the year ended August 31, 2011, the Company sold oil and gas leases covering 5,902 gross acres (3,738 net acres) for net cash proceeds of $8,382,167, after the deduction of selling costs of $248,700. No gains were recognized on the sales and all of the proceeds were credited to the full cost pool. The sale reduced the amortization base of the full cost pool by approximately 7%, which was determined to be less than the "significant change" threshold required to recognize a gain on the sale.

     For the years ended August 31, 2011 and 2010, depreciation of other property and equipment was $57,138 and $7,592, respectively.

4.     Interest Expense

     The components of interest expense recorded for the years ended August 31, 2011 and 2010, consisted of:

                                            2011             2010
                                         ------------   ----------------
      Convertible promissory notes        $  589,539        $790,976
      at 8%
      Related party note payable at           74,047               -
      5.25%
      Bank credit facility, variable          41,559          30,388
      rate
      Accretion of debt discount           2,664,138       1,333,590
      (see Note 7)
      Amortization of debt issuance        1,587,799         453,656
      costs
      Less, interest capitalized            (710,137)       (269,761)
                                         -------------    --------------
      Interest expense, net               $4,246,945       $2,338,849
                                         =============    ==============

5.     Bank Credit Facility

     In June 2011, the Company entered into a revolving line of credit facility with Bank of Choice ("2011 LOC"), which provides for borrowings up to $7 million. The 2011 LOC expires on June 3, 2012. Amounts borrowed under the 2011 LOC are subject to a security interest in the Company's oil and gas assets. Principal amounts outstanding under the 2011 LOC bear interest, payable monthly, at the Wall Street Journal Prime Rate plus 2%, subject to a minimum interest rate of 5.5%. As of August 31, 2011, the Company had available borrowing capacity of $6,975,000 under the 2011 LOC.

     In previous years, the Company maintained a similar revolving line of credit facility that provided for borrowings up to $1,161,811. In April 2010, all borrowings under the facility were paid in full.

6.     Asset Retirement Obligations

     During the years ended August 31, 2011 and 2010, the Company brought 66 net wells into productive status and will have asset removal obligations once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells, and site restoration. For the purpose of determining the fair value of ARO incurred during the years ended August 31, 2011 and 2010, the Company used the following assumptions:

                                               2011             2010
                                            -----------      -----------
      Inflation rate                            4.0%             5.0%
      Estimated asset life (years)               24               24
      Credit    adjusted   risk   free        11.64%           10.53%
      interest rate

     In connection with the acquisition of certain oil and gas properties on May 24, 2011 (see Note 9) the Company assumed the future responsibility to plug and abandon the producing wells and recorded the associated ARO for these properties, which had a present value of $179,410 at the date of acquisition.

     The following table summarizes the changes in asset retirement obligations associated with our oil and gas properties for the years ended August 31, 2011 and 2010:

                                                    2011           2010
                                                -------------  -------------

Beginning asset retirement obligation             $  254,648     $       --
Liabilities incurred                                 351,083        253,114
Liabilities settled                                       --             --
Accretion expense                                     37,728          1,534
Revisions in previous estimates                           --             --
                                                -------------  -------------
Ending asset retirement obligation                $  643,459     $  254,648
                                                =============  =============

7.     Convertible Promissory Notes and Derivative Conversion Liability

     During the fiscal year ended August 31, 2011, the Company received gross proceeds of $18,000,000 from the sale of 180 Units at $100,000 per Unit. Each Unit consisted of one convertible promissory note ("Note") in the principal amount of $100,000 and 50,000 Series C warrants (collectively referenced as a "Unit"). The Notes bore interest at 8% per year, payable quarterly, and had a stated maturity date of December 31, 2012. Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and expires on December 31, 2014. Through August 31, 2011, all of the Notes had been converted into shares of the Company's common stock.

     The Notes were considered hybrid debt instruments containing a detachable warrant and a conversion feature under which the proceeds of the offering were allocated to the detachable warrants and the conversion feature based on their fair values. The Series C warrants were determined to be a component of equity, and the fair value of the warrants was recorded as additional paid-in capital. Since the warrants were recorded as a component of equity, the fair value of $1,760,048 was estimated at issuance and not re-measured in subsequent periods. The Notes contained a conversion feature, at an initial conversion price of $1.60 that was subject to adjustment under certain circumstances, which allowed the Note holders to convert the principal balance into a maximum of 11,250,000 common shares, plus conversion of accrued and unpaid interest into common shares, also at $1.60 per share. The conversion feature was determined to be an embedded derivative requiring the conversion option to be separated from the host contract and measured at its fair value. At issuance, the estimated fair value of the conversion feature was $3,455,809 and was recorded as derivative conversion liability. The conversion option was re-measured and recorded at fair value each subsequent reporting period, with changes in the fair value reflected in other income (expense) in the statements of operations. Allocation of value to the components created a debt discount of $5,215,857, which was accreted over the life of the Notes, subject to early Note conversions, using the effective interest method. The effective interest rate on the Notes was 19%.

     In connection with the sale of the Units, the Company paid fees and expenses of $1,348,977 and issued 1,125,000 Series D warrants to the placement agent. The Series D warrants have an exercise price of $1.60 and an expiration date of December 31, 2014. The warrants were valued at $692,478 using the Black-Scholes-Merton option pricing model. The Company recorded $2,041,455 of debt issuance costs, which was being amortized over the expected term of the Notes, with accelerated amortization recognition on early Note conversions. For the years ended August 31, 2011 and 2010, the Company recorded amortization expense for debt issuance costs of $1,587,799 and $453,656, respectively.

     At the time the Notes were converted, the estimated fair value of the derivative conversion liability attributable to the converted notes totaled $19,554,346, which was reclassified from derivative conversion liability to additional paid-in capital. Similarly, the unamortized debt discount attributable to the converted notes totaled $3,120,293. The unamortized debt discount of $2,067,376 applicable to the conversion option was charged to accretion of debt discount and the unamortized debt discount of $1,052,917 applicable to the warrants was reclassified from debt discount to additional paid-in capital. The Company recorded accretion expense for debt discount of $2,664,138 and $1,333,590 for the years ended August 31, 2011 and 2010, respectively.

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

     As permitted under fair value accounting guidance, the outstanding principal balance of the Company's Notes were not restated to fair value in the Company's financial statements for each reporting period that the Notes were outstanding. Due to the short term to maturity and the Company's option to prepay the debt at any time after January 1, 2011, it was estimated that the fair value of the Notes approximated face value. The Notes contained an embedded conversion option which was required to be separated and reported as a derivative conversion liability at fair value. As a result of the conversion of all Notes into shares of the Company's common stock, the derivative conversion liability at the time of conversion was reclassified to additional paid-in capital.

     The Company utilized the Monte Carlo Simulation ("MCS") model to value the derivative conversion liability. Inputs to this valuation technique include the Company's quoted stock price and published interest rates and credit spreads. All of the significant inputs utilized were observable, either directly or indirectly; therefore, the Company's derivative conversion liability was included within the Level 2 fair value hierarchy.

     The following table presents, for each hierarchy level, our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis as of August 31, 2011 and 2010.

As of August 31, 2011       Total        Level 1      Level 2       Level 3
-----------------------  ------------  ------------ -------------  -----------
Derivative Conversion
Liability                $         -    $        -   $         -    $        -

As of August 31, 2010       Total        Level 1      Level 2       Level 3
-----------------------  ------------  ------------ -------------  -----------
Derivative Conversion
Liability                $ 9,325,117    $        -   $ 9,325,117    $       -

     The Company also measures all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis. As discussed in Note 6, asset retirement obligations and costs totaling $351,083 and $253,114 have been accounted for as long-term liabilities and included in the oil and gas properties, full cost pool at August 31, 2011 and 2010, respectively. The Level 3 inputs used to measure the estimated fair value of the obligations include assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations. Changes in estimates are reflected in the obligations as they occur.

9.     Related Party Transactions and Commitments

     Two of the Company's executive officers control three entities that have entered into agreements to provide various goods, services, and facilities to the Company. The entities are Petroleum Management, LLC ("PM"), Petroleum Exploration and Management, LLC ("PEM"), and HS Land & Cattle, LLC ("HSLC").

     Acquisition of Oil and Gas Assets from PEM: In two separate transactions, the Company purchased oil and gas assets from PEM.

     On May 24, 2011, the Company acquired operating (working interest) oil and gas assets owned by PEM, including interest in 88 gross oil and gas wells (approximately 40 net wells) and mineral leases covering approximately 6,968 gross acres. All of the producing properties acquired from PEM are located in the Wattenberg Field of the D-J Basin. Some of the undeveloped leases are located in Yuma County, Colorado.

     The purchase price consisted of a cash payment of $10,000,000, the issuance of 1,381,818 restricted shares of common stock, and a promissory note in the principal amount of $5,200,000. The transaction is subject to customary post-closing adjustments for events occurring between January 1, 2011 and May 24, 2011. The promissory note bears interest at an annual rate of 5.25%, is due on January 2, 2012, and is secured by the properties purchased by the Company. No liabilities of PEM were assumed in the transaction. Prior to consummating the transaction, the Company's acquisition committee, consisting of disinterested directors, reviewed and approved the transaction, and the Company shareholders, not including Mr. Holloway and Mr. Scaff, approved the transaction.

     For accounting purposes, the value of the transaction was determined to be $19,358,392, which includes the impact of post-closing adjustments. The accounting value, which is subject to further post-closing adjustments, if any, includes an updated valuation of 1,381,818 shares of common stock to $4,698,181 based upon the closing price of the Company's common stock on May 24, 2011, and reflects net cash receipts of $539,799 for transactions that occurred between January 1 and May 24, 2011. The entire purchase price was allocated to oil and gas properties. No gain or loss was recorded on the transaction. The Company incurred additional general and administrative costs of approximately $150,000 related to the transaction, all of which were charged to operating expenses during the year ended August 31, 2011.

     The results of operations from the assets acquired from PEM have been included in the financial statements since the date of acquisition. Revenue and operating income generated from the assets acquired from May 24, 2011 to August 31, 2011 were $615,635 and $455,242, respectively.

     The following unaudited pro forma financial information presents the combined results of the Company and the properties acquired from PEM as though the acquisition had been consummated as of September 1, 2009, the beginning of the Company's fiscal year, for the two periods indicated below:

                                             2011             2010
                                         -------------     ------------

      Operating revenues               $  12,592,535      $   3,981,590
      Net loss                         $ (10,476,234)     $ (11,360,440)
      Basic  and  Diluted  loss per    $       (0.39)     $       (0.84)
      share

     The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or operating efficiencies that could result from the acquisition.

     On October 1, 2010, the Company acquired certain mineral assets located in the Wattenberg field, part of the D-J Basin, from PM and PEM for $1,017,435 in cash. The oil and gas properties consist of a 100% working interest (80% net revenue interest) in 8 oil and gas wells, as well as 15 drill sites and miscellaneous equipment.

     Other Related Party Transactions: The Company leases office space and an equipment yard from HSLC in Platteville, Colorado for $10,000 per month. The twelve month lease arrangement with HSLC commenced July 1, 2010 and was renewed on July 1, 2011, for another year. Under these leases, the Company paid HSLC a total of $120,000 and $20,000 for the years ended August 31, 2011 and 2010, respectively.

     From June 2008 through June 2010, the Company received certain services under an Administrative Services Agreement with PM. The Company paid $10,000 per month for leasing office space and an equipment yard located in Platteville, Colorado, and paid $10,000 per month for office support services including secretarial service, word processing, communication services, office equipment and supplies. The Company paid $200,000 under this agreement during the year ended August 31, 2010. Effective June 30, 2010, the Company terminated the agreement.

     In addition to the transactions described above, the Company undertook various activities with PM and PEM that are related to the development and operation of oil and gas properties. The Company occasionally purchases services and certain oil and gas equipment, such as tubular goods and surface equipment, from PM. The Company reimburses PM for the original cost of the services and equipment. Prior to the asset acquisition transaction that closed on May 24, 2011, PEM was a joint working interest owner of certain wells operated by the Company. PEM was charged for its pro-rata share of costs and expenses incurred on its behalf by the Company, and similarly PEM was credited for its pro-rata share of revenues collected on its behalf. The following table summarizes the transactions with PM and PEM during the years ended August 31, 2011 and 2010:

                                      Years Ended August 31,
                                   -----------------------------
                                        2011           2010
                                   --------------  -------------
Purchase of equipment from PM       $    2,290      $ 1,070,495
Payments to PM for equipment          (540,988)        (531,797)
                                   --------------  -------------
Balance due to PM for equipment     $        -      $   538,698
                                   ==============  =============

Joint interest costs billed to PEM  $  396,469      $ 1,629,895
Amounts collected from PEM          (1,264,060)        (762,060)
                                   --------------  -------------
Joint  interest  billing  due from  $        -      $   867,835
PEM
                                   ==============  =============

Revenues  collected  on  behalf of
PEM                                 $  794,726      $   167,499
Payments to PEM                       (810,697)        (151,528)
                                   --------------  -------------
Balance due to PEM for revenues     $        -      $    15,971
                                   ==============  =============

     During the year ended August 31, 2011, the Company acquired oil and gas leases from George Seward, a member of the Company's board of directors. In total, lease interests covering 22,066 gross (19,717 net) undeveloped acres, located in eastern Colorado and western Nebraska, were acquired in exchange for 353,817 shares of the Company's common stock. Based on the market price of the Company's common stock on the transaction dates, these acquisitions were valued at $788,676.

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

      Issued and Outstanding: The Company's total issued and outstanding common shares were 36,098,212 and 13,510,981 at August 31, 2011 and 2010, respectively. Issuance of shares of the Common stock during the two years ended August 31, 2011 is as follows:

     i. Common stock issued for conversions of Notes: During the two years ended August 31, 2011, holders of convertible promissory Notes with a face value of $18,000,000 converted the Notes into 11,250,000 shares of common stock at the contractual conversion price of $1.60 per share.

     ii. Sale of common stock: In January 2011, the Company completed the sale of 9,000,000 shares of common stock to private investors. The shares were sold at a price of $2.00 per share. Net proceeds to the Company from the sale of the shares were $16,690,721 after deductions for the placement agents' commissions and expenses of the offering.

     iii. Common stock issued for mineral leases: The Company issued 1,849,838 and 5,966 common shares in exchange for mineral leases during the years ended August 31, 2011 and 2010, respectively. The aggregate value for these transactions was $5,240,307 and $16,645 during the years ended August 31, 2011 and 2010, respectively, which was determined using the market price of the Company's common stock.

     iv. Common stock issued in connection with PEM acquisition: In May 2011, the Company acquired certain assets from PEM (see Note 9). As part of the consideration, the Company issued 1,381,818 shares of restricted common stock valued at $4,698,181, based on the market price of the Company's common stock.

     v. Common stock issued for warrants exercised: During the year ended August 31, 2011, the Company issued common shares pursuant to the exercise of Series D warrants. As the Series D warrants contain a
          cashless  exercise   provision,   warrant  holders  exercised  355,399
          warrants in exchange for 226,199 shares of common stock, and the Company received no cash proceeds in the transaction.

     vi. Common stock issued for services: During the year ended August 31, 2011, the Company issued a total of 150,000 shares of common stock, with a fair market value of $430,000, to individuals as compensation for services provided to the Company. During the year ended August 31, 2010, the Company issued 197,988 shares of common stock, with a fair market value of $544,575 as partial compensation to its directors.

     During the year ended August 31, 2010, the Company issued Series C and Series D warrants in connections with the sale of 180 convertible promissory note units at $100,000 per unit. (See Note 7) Each Series C warrant entitles the holder to purchase one share of common stock at a price of $6.00 per share and warrants were issued to purchase an aggregate of 9,000,000 common shares. The Series C warrants expire on December 31, 2014. Each Series D warrant entitles the holder to purchase one share of common stock at a price of $1.60 per share and warrants were issued to purchase an aggregate of 1,125,000 common shares. The Series D warrants contain a cashless exercise provision and expire on December 31, 2014.

     In connection with various transactions during the years ended August 31, 2009 and 2008, the Company issued Series A warrants to purchase 4,098,000 shares of common stock and issued Series B warrants to purchase 1,000,000 shares of common stock and issued sales agent warrants to purchase 63,466 shares of common stock. The Series A warrants entitle the holder to purchase one share of common stock at a price of $6.00 per share, and they expire on December 31, 2012, or earlier under certain conditions. The Series B warrants entitle the holder to purchase one share of common stock at a price of $10.00 per share, and they expire on December 31, 2012, or earlier under certain conditions. The sales agent warrants entitle the holder to purchase one share of common stock at a price of $1.80 per share, and they expire on December 31, 2012.

     The following table summarizes activity for common stock warrants for each of the two years ended August 31, 2011:

                               Number of    Weighted average
                               warrants      exercise price
                               ---------    ----------------

Outstanding, August 31, 2009    5,161,466           $6.72
Granted                        10,125,000           $5.51
Exercised                              --
                              -------------
Outstanding, August 31, 2010   15,286,466           $5.92
Granted                                --
Exercised                         355,399           $1.60
                              -------------
Outstanding, August 31, 2011   14,931,067           $6.02
                              =============

     The following table summarizes information about the Company's issued and outstanding common stock warrants as of August 31, 2011:

                                                                      Exercise
                                                     Remaining       Price times
  Exercise                            Number of     Contractual       Number of
    Price    Description                Shares    Life (in years)      Shares
    -----    -----------                ------    ---------------      ------

   $1.60     Series D                     769,601       3.3          $ 1,231,362
   $1.80     Sales Agent Warrants          63,466       1.3              114,239
   $6.00     Series A                   4,098,000       1.3           24,588,000
   $6.00     Series C                   9,000,000       3.3           54,000,000
   $10.00    Series B                   1,000,000       1.3           10,000,000
                                      ------------                --------------
                                       14,931,067       2.6         $ 89,933,601
                                      ============                ==============

11.     Stock Based Compensation

     During the year ended August 31, 2011, the Company's shareholders approved the 2011 Incentive Stock Option Plan and the 2011 Non-Qualified Stock Option

Plan to replace a previous plan. The shareholders authorized the issuance of options to purchase up to 2,000,000 shares of common stock under each plan.

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

     The Company  recorded  stock-based  compensation  expense of  $627,486  and
$581,233 for the years ended August 31, 2011 and 2010, respectively. The components of the expense for the year ended August 31, 2011 include stock grants of $430,000 to an employee and a consultant, and option-based compensation of $197,486. The components of the expense for the year ended August 31, 2010 include stock grants of $544,575 to directors and option-based compensation of $36,658.

     The weighted-average grant date fair value per share for stock options granted during the years ended August 31, 2011 and 2010 were $2.33 and $1.30, respectively. The following table summarizes the assumptions used in the Black-Scholes-Merton option pricing model to calculate the grant date fair values for stock options granted during the years ended August 31, 2011 and 2010:

                                       2011            2010
                                  ---------------  -------------
      Volatility                  53.18 - 69.43%      53.18%
      Expected option term
      (years)                       6.0 - 6.5         5.875
      Risk-free interest rate      1.48 - 2.63%       2.08%
      Expected dividend yield           0%              0%

     The expected volatility is estimated using the calculated volatility of public companies with characteristics similar to the Company (industry, company size, and life cycle) at the grant date, as the trading history for the Company's common stock is less than the expected term of stock options granted. The expected term of options granted is estimated in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107 and SAB No. 110. The risk-free interest rate is determined at the time stock options are granted using rates for U.S Treasury notes with maturities corresponding to the expected term of stock options.

     The estimated unrecognized compensation cost from unvested stock options as of August 31, 2011, was approximately $1,068,100, substantially all of which will be recognized during the next four years.

The following table summarizes activity for stock options for years ended August 31, 2011 and 2010:

                                     2011                        2010
                            ----------------------   -------------------------
                                          Weighted                   Weighted
                             Number        Average                    Average
                              of          Exercise    Number of       Exercise
                            Options        Price      Options          Price
                            -------       --------    ---------      ----------
Outstanding at beginning
of year                    4,220,000      $   5.36    4,100,000       $   5.50
  Granted                    425,000      $   3.79      120,000       $   2.50
  Exercised                        -      $      -            -       $      -
  Cancelled                        -      $      -            -       $      -
                           ---------      --------    ---------       --------
Outstanding at end of
year                       4,645,000      $   5.21    4,220,000       $   5.36
                           =========      ========    =========       ========

Exercisable at August 31,  4,089,000      $   5.44    4,010,000       $   5.49
                           =========      ========    =========       ========

      The following table summarizes information about outstanding stock options as of August 31, 2011:

                                              Outstanding      Vested
                                               Options        Options
                                              ----------      --------
      Number of shares
                                               4,645,000     4,089,000
      Weighted average remaining
      contractual life                         2.8 years     1.9 years
      Weighted average exercise price         $     5.21    $    $5.44
      Aggregate intrinsic value               $4,339,700    $4,262,790

      The following table summarizes changes in the unvested options for the years ended August 31, 2011 and 2010:

                                                             Weighted
                                                             Average
                                               Number of    Grant Date
                                                Options     Fair Value
                                              ------------  -----------
      Non-vested September 1, 2010              210,000      $    1.53
        Granted                                 425,000      $    2.33
        Vested                                  (79,000)     $    1.38
        Cancelled                                     -      $       -
                                                -------      ---------
      Non-vested, August 31, 2011               556,000      $    2.16
                                                =======      =========

12.     Commitments and Contingencies

      In connection with a 2008 private offering, the Company issued placement agent warrants which entitle the holder to purchase units consisting of common stock and warrants (Series A and B) at a price of $3.60 per unit. The Series A and Series B warrants issuable upon exercise of the placement agent warrants are not considered outstanding for accounting purposes until such time, if ever, that the placement agent warrants are exercised. In the event that the placement agent warrants are exercised, the Company will be obligated to issue 31,733 Series A warrants and 31,733 Series B warrants.

13.     Income Taxes

      The components of the provision for income tax expense (benefit) consist of the following:

                                                  Years Ended August 31,
                                            ----------------------------------
                                                  2011              2010
                                            -----------------   --------------
      Current income taxes                   $        --          $        --
      Deferred income taxes                   (4,620,000)          (3,994,000)
      Valuation allowance                      4,620,000            3,994,000
                                             -----------          -----------
              Total tax benefit              $        --          $        --
                                             ===========          ===========

      A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense (benefit) for income taxes is follows:

                                                    Years Ended August 31,
                                               ---------------------------------
                                                   2011              2010
                                               --------------   ----------------
     Federal income taxes                       $(3,944,000)      $(3,670,000)
     State income taxes                            (354,000)         (324,000)
     Other                                         (322,000)               --
     Change in valuation allowance                4,620,000         3,994,000
                                                -----------       -----------
                                                $        --       $        --
                                                ===========       ===========

      The Company reported a change in valuation allowance of $4,620,000 for the year ended August 31, 2011, which differs from the amount obtained from calculating the difference between the balance sheet amounts from $7,147,000 at August 31, 2010 to $4,911,000 at August 31, 2011. The reconciling item is the tax effect of $6,856,000 representing 37% of amounts reclassified directly from liabilities to equity as a result of the early conversion of the convertible promissory notes and the related derivative conversion liability into shares of the Company's common stock.

      The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at August 31, 2011 and 2010, are presented below:

                                                As of August 31,
                                          -----------------------------
                                              2011            2010
                                          -------------   -------------
  Deferred tax assets:
    Net operating loss carry-forward        $4,176,000      $3,838,000

    Stock-based compensation                 3,913,000       3,834,000
    Convertible promissory notes                    --       1,876,000
    Other                                       69,000          10,000
    Less: valuation allowance               (4,911,000)     (7,147,000)
                                          ------------     -----------
              Subtotal                       3,247,000       2,411,000
                                          ------------     -----------
  Deferred tax liabilities:
    Basis of oil and gas properties         (3,247,000)     (2,411,000)
                                          ------------     -----------
              Subtotal
                                           (3,247,000)     (2,411,000)
                                          ------------     -----------
                      Total               $         --     $        --
                                          ============     ===========


     At August 31, 2011, the Company has a net operating loss carry-forward for federal and state tax purposes of approximately $11,300,000 that could be utilized to offset taxable income of future years. Substantially all of the carry-forward will expire between 2029 and 2031.

      The realization of the deferred tax assets related to the net operating loss carry-forwards is dependent upon the Company's ability to generate future taxable income. Given the Company's history of book and tax operating losses since inception, and the expectation of future tax deductions associated with planned drilling activities, it cannot be assumed that the generation of future taxable income is more likely than not. The ability of the Company to utilize net operating loss carry-forwards may be further limited by other provisions of the Code. Accordingly, the Company has established a full valuation allowance against the deferred tax assets.

14.     Supplemental Schedule of Information to the Statements of Cash Flows

      The following table supplements the cash flow information presented in the financial statements for the years ended August 31, 2011 and 2010:

                                                      Years Ended August 31,
                                                    ---------------------------
                                                       2011           2010
                                                   -----------     ----------
Supplemental cash flow information:
    Interest paid                                    $ 788,211      $617,017
    Income taxes paid                                       --            --

Non-cash investing and financing activities:
    Conversion of promissory  notes into common
        stock                                     $ 15,908,000   $ 2,092,000
    Mineral leases acquired for common stock         5,240,307        16,645
    Assets  acquired for note payable,  related
        party                                        5,200,000            --
    Accrued capital expenditures                     4,967,369     3,446,439
    Assets  acquired for common stock,  related
        party                                        4,698,181            --
    Asset retirement costs and obligations             351,083       253,114
    Placement  agent  commission in the form of
        warrants                                            --       692,478

15.     Supplemental Oil and Gas Information (unaudited)

      Costs Incurred: Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended August 31, 2011 and 2010, were:

                                 Years Ended August 31,
                               -----------------------------
                                   2011           2010
                               -------------- --------------
Acquisition of Property:
    Unproved                    $ 9,198,417    $ 1,625,696
    Proved                       21,251,032             --
Exploration costs                        --             --
Development costs                15,347,982     10,360,516
                                -----------    -----------
  Total Costs Incurred          $45,797,431    $11,986,212
                                ===========    ===========

      Capitalized Costs Excluded from Amortization: The following table summarizes costs related to unevaluated properties that have been excluded from amounts subject to depletion, depreciation, and amortization at August 31, 2011. There were no individually significant properties or significant development projects included in the Company's unevaluated property balance. The Company regularly evaluates these costs to determine whether impairment has occurred. The majority of these costs are expected to be evaluated and included in the amortization base within three years.

                                     Period Incurred
                              ------------------------------        Total at
                               2011        2010       2009      August 31, 2011
                              -----       ------     ------     ---------------
Unproved leasehold
  acquisition costs         $9,003,134    $705,391   $234,383     $9,942,908
Unevaluated development
  costs                              -           -          -              -
                            ----------    --------   --------     ----------
     Total                  $9,003,134    $705,391   $234,383     $9,942,908
                            ==========    ========   ========     ==========

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

      Proved oil and natural gas reserve information at August 31, 2011 and 2010, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company LP. Reserve information for the properties was prepared in accordance with guidelines established by the SEC.

      The reserve estimates prepared as of August 31, 2011 and 2010 were prepared in accordance with "Modernization of Oil and Gas Reporting" published by the SEC. The recent guidance included updated definitions of proved developed and proved undeveloped oil and gas reserves, oil and gas producing activities and other terms. Proved oil and gas reserves as of August 31, 2011 and 2010 were calculated based on the prices for oil and gas during the 12 month period before the reporting date, determined as the unweighted arithmetic average of the first day of the month price for each month within such period, rather than the year-end spot prices, which had been used in prior years. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years. The recent guidance broadened the types of technologies that may be used to establish reserve estimates.

      The following table sets forth information regarding the Company's net ownership interests in estimated quantities of proved developed and undeveloped oil and gas reserve quantities and changes therein for the years ended August 31, 2011 and 2010:

                                                 Oil (Bbl)       Gas (Mcf)
                                              --------------   --------------

Balance, August 31, 2009                            6,430           25,680
  Revision of previous estimates                    4,318           24,844
  Purchase of reserves in place                        --               --
  Extensions,   discoveries,  and  other
     additions                                    687,017        4,571,680
  Sale of reserves in place                            --               --
  Production                                      (21,080)        (141,154)
                                                ---------       -----------

Balance, August 31, 2010                          676,685        4,481,051
  Revision of previous estimates                  323,704          611,517
  Purchase of reserves in place                   967,302        8,466,714
  Extensions, discoveries, and other
     additions                                    191,931        1,152,708
  Sale of reserves in place                            --               --
  Production                                      (89,917)        (450,831)
                                                ---------       ----------
Balance, August 31, 2011                        2,069,705       14,261,158
                                                =========       ==========


Proved developed and undeveloped reserves:

  Developed at August 31, 2010                    395,453        2,349,027
  Undeveloped at August 31, 2010                  281,232        2,132,024
                                                ---------       ----------
                                                  676,685        4,481,051
                                                =========       ==========
  Developed at August 31, 2011                    783,821        5,578,067
  Undeveloped at August 31, 2011                1,285,884        8,683,091
                                                ---------       ----------
                                                2,069,705       14,261,158
                                                =========       ==========

     Standardized Measure of Discounted Future Net Cash Flows: The following analysis is a standardized measure of future net cash flows and changes therein related to estimated proved reserves. Future oil and gas sales have been computed by applying average prices of oil and gas during the years ended August 31, 2011 and 2010. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. The calculation assumes the continuation of existing economic conditions, including the use of constant prices and costs. Future income tax expenses were calculated by applying year-end statutory tax rates, with consideration of future tax rates already legislated, to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carry-forwards relating to oil and gas producing activities. All cash flow amounts are discounted at 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and gas reserves. Actual future net cash flows from oil and gas properties will also be affected by factors such as actual prices the Company receives for oil and gas, the amount and timing of actual production, supply of and demand for oil and gas, and changes in governmental regulations or taxation.

      The following table sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in the ASC:

                                                     Year Ended August 31,
                                                -------------------------------
                                                     2011            2010
                                                --------------    -----------
Future cash inflows                             $235,238,880     $ 64,670,902
Future production costs                          (41,277,367)     (16,380,316)
Future development costs                         (40,404,280)     (15,836,965)
Future income tax expense                        (30,737,928)      (6,926,890)
                                                ------------     ------------
Future net cash flows                            122,819,305       25,526,731
10% annual discount for estimated timing of
  cash flows                                     (65,268,891)     (12,504,334)
                                                ------------     ------------
Standardized measure of discounted future
   net cash flows                               $ 57,550,414     $ 13,022,397
                                                ============     ============

     There have been significant fluctuations in the posted prices of oil and natural gas during the last two years. Prices actually received from purchasers of the Company's oil and gas are adjusted from posted prices for location differentials, quality differentials, and BTU content. Estimates of the Company's reserves are based on realized prices. The following table presents the prices used to prepare the estimates, based upon average prices for the years ended August 31, 2011 and 2010:

                                              Natural Gas        Oil
                                                 (Mcf)          (Bbl)
                                              -----------       -----
               August 31, 2010 (Average)         $4.76         $69.20
               August 31, 2011 (Average)         $5.07         $84.90

      Changes in the Standardized Measure of Discounted Future Net Cash Flows:
The principle sources of change in the standardized measure of discounted future net cash flows are:

                                                       Year Ended August 31,
                                                  -----------------------------
                                                       2011             2010
                                                  --------------   ------------
   Standardized measure, beginning of year        $  13,022,397   $    232,957
   Sale and transfers, net of production costs       (8,337,354)    (1,834,924)
   Net changes in prices and production costs        15,483,714       131,153
   Extensions, discoveries, and improved
     recovery                                        13,692,899     17,785,154
   Changes in estimated future development
     costs                                          (20,471,127)            --
   Development costs incurred during the period      16,251,935             --
   Revision of quantity estimates                    15,424,097        212,851
   Accretion of discount                              3,245,362         30,535
   Net change in income taxes                       (12,011,643)    (3,535,329)
   Purchase of reserves in place                     21,250,134             --
   Sale of reserves in place                                 --             --
                                                   ------------    -----------
   Standardized measure, end of year               $ 57,550,414    $13,022,397
                                                   ============    ===========

16.     Subsequent Events

      On September 30, 2011, the Company filed a registration statement under Form S-3 that provides for the potential sale of securities for proceeds up to $75,000,000. The registration statement was declared effective on October 7, 2011. At such time as the Company determines that it is appropriate to offer securities under the terms of the registration statement, a supplement will be filed containing additional details about the offering, including the nature of the securities, the number of securities, and the offering price.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of November, 2011.


                                     SYNERGY RESOURCES CORPORATION

                                     By:/s/ Ed Holloway
                                        ------------------------------------
                                         Ed Holloway, President


     Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/ Ed Holloway             President, Principal Executive   November 11, 2011
----------------------      Officer and Director
Ed Holloway

/s/ Frank L. Jennings       Principal Financial and          November   11, 2011
----------------------      Accounting Officer
Frank L. Jennings

/s/ William E. Scaff, Jr.    Director                        November 11, 2011
------------------------
William E. Scaff, Jr.


/s/ Rick Wilber                Director                      November 11, 2011
----------------------
Rick Wilber

/s/ Raymond E. McElhaney       Director                      November 11, 2011
------------------------
Raymond E. McElhaney

/s/ Bill M. Conrad             Director                      November 11, 2011
----------------------
Bill M. Conrad

/s/ R.W. Noffsinger, III       Director                      November 11, 2011
------------------------
R. W. Noffsinger, III

/s/ George Seward              Director                      November 11, 2011
----------------------
George Seward

                          SYNERGY RESOURCES CORPORATION

                                    FORM 10-K

                                    EXHIBITS