Form 10-Q
period 2012-02-29
SYNERGY RESOURCES CORP
filed 2012-04-09
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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
           Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,147,858 shares outstanding as of March 30, 2012.

SYNERGY RESOURCES CORPORATION

Index

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of February 29, 2012 (unaudited) and August 31, 2011	3

	Statements of Operations for the three months and six months ended February 29, 2012 and February 28, 2011 (unaudited)	4

	Statements of Cash Flows for the six months ended February 29, 2012, and February 28, 2011 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II - OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES		34

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS

	As of	As of
	February 29,	August 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,852,524	$9,490,506
Accounts receivable:
Oil and gas sales	3,237,796	2,185,051
Joint interest billing	2,651,139	2,406,473
Inventory	490,546	459,592
Other current assets	102,091	89,336
Total current assets	45,334,096	14,630,958

Property and equipment:
Oil and gas properties, full cost method, net	67,457,604	48,614,857
Other property and equipment, net	285,747	283,207
Property and equipment, net	67,743,351	48,898,064

Deferred tax asset, net	3,241,000	-
Other assets	219,912	168,863

Total assets	$116,538,359	$63,697,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$11,441,896	$6,620,561
Accrued expenses	3,212,546	2,125,852
Notes payable, related party	-	5,200,000
Total current liabilities	14,654,442	13,946,413

Revolving credit facility	5,392,110	-
Asset retirement obligations	815,873	643,459
Total liabilities	20,862,425	14,589,872

Commitments and contingencies (See Note 12)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
51,147,858 and 36,098,212 shares issued and outstanding
as of February 29, 2012, and August 31, 2011, respectively	51,148	36,098
Additional paid-in capital	122,818,486	84,011,496
Accumulated deficit	(27,193,700)	(34,939,581)
Total shareholders' equity	95,675,934	49,108,013

Total liabilities and shareholders' equity	$116,538,359	$63,697,885

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Revenues:
Oil and gas revenues	$6,218,975	$2,033,687	$10,697,839	$3,477,282
Total revenues	6,218,975	2,033,687	10,697,839	3,477,282

Expenses:
Lease operating expenses	854,414	260,480	1,560,734	463,155
Depreciation, depletion, and amortization	1,552,237	647,205	2,766,079	1,232,186
General and administrative	937,029	439,589	1,876,838	1,084,690
Total expenses	3,343,680	1,347,274	6,203,651	2,780,031

Operating income	2,875,295	686,413	4,494,188	697,251

Other income (expense):
Change in fair value of derivative conversion liability	-	(9,926,158)	-	(10,315,421)
Interest expense, net	-	(2,514,045)	-	(3,296,084)
Interest income	2,510	15,430	10,693	15,891
Total other income (expense)	2,510	(12,424,773)	10,693	(13,595,614)

Income (loss) before income taxes	2,877,805	(11,738,360)	4,504,881	(12,898,363)

Provision for income tax benefit	3,241,000	-	3,241,000	-
Net income (loss)	$6,118,805	$(11,738,360)	$7,745,881	$(12,898,363)

Net income (loss) per common share:
Basic	$0.13	$(0.55)	$0.19	$(0.73)
Diluted	$0.12	$(0.55)	$0.18	$(0.73)

Weighted average shares outstanding:
Basic	47,445,178	21,487,951	41,771,695	17,580,331
Diluted	49,229,042	21,487,951	43,536,398	17,580,331

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
 for the six months ended February 29, 2012 and February 28, 2011
(unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$7,745,881	$(12,898,363)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	2,766,079	1,232,186
Amortization of debt issuance cost	-	1,165,271
Accretion of debt discount	-	1,902,002
Provision for deferred taxes	(3,241,000)	-
Stock-based compensation	215,109	260,971
Change in fair value of derivative liability	-	10,315,421
Changes in operating assets and liabilities:
Accounts receivable	(1,297,411)	(785,734)
Inventory	(30,954)	(118,981)
Accounts payable	1,959,527	2,322,788
Accrued expenses	1,577,697	341,476
Other	(63,804)	(68,091)
Total adjustments	1,885,243	16,567,309
Net cash provided by operating activities	9,631,124	3,668,946

Cash flows from investing activities:
Acquisition of property and equipment	(17,882,999)	(5,946,766)
Net cash used in investing activities	(17,882,999)	(5,946,766)

Cash flows from financing activities:
Cash proceeds from sale of stock	40,249,998	18,000,000
Offering costs	(2,828,215)	(1,309,279)
Proceeds from revolving credit facility	5,392,110	-
Principal repayment of related party notes payable	(5,200,000)	-
Net cash provided by financing activities	37,613,893	16,690,721

Net increase in cash and equivalents	29,362,018	14,412,901

Cash and equivalents at beginning of period	9,490,506	6,748,637

Cash and equivalents at end of period	$38,852,524	$21,161,538

Supplemental Cash Flow Information (See Note 13)

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
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

Reclassifications:    Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation.  The reclassifications had no effect on net loss, working capital or equity previously reported.

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
February 29, 2012
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

Under the full cost method of accounting, capitalized costs are subject to an impairment test known as a ceiling test.  For each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, cannot exceed an amount (the cost center ceiling) equal to the sum of (a) the present value of estimated future net cash flows from proved oil and gas reserves, computed by applying current prices, as defined, to estimated future production, less estimated future expenditures to be incurred in developing and producing the proved reserves using a discount factor of 10 percent and assuming continuation of existing economic conditions; plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (d) income tax effects related to differences between the future net revenues and value and the tax bases of the related assets.  If amounts recorded as capitalized costs, less accumulated amortization and related deferred income taxes, exceed the cost center ceiling, the excess is considered an impairment that is immediately charged to expense.  Once an impairment expense is recorded, it cannot be reinstated in future periods, even if subsequent events increase the cost center ceiling.

For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.

Capitalized Overhead:    A portion of the Company’s overhead expenses are directly attributable to acquisition and development activities.  Under the full cost method of accounting, these expenses, which totaled $85,885 and $168,271 for the three months and six months ended February 29, 2012, respectively, were capitalized in the full cost pool.  The comparable capitalized overhead for the previous fiscal year was $43,228 and $107,948 for the three and six months ended February 28, 2011, respectively.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

Oil and Gas Reserves:    The determination of depreciation, depletion and amortization expense, as well as the ceiling test calculation related to the recorded value of the Company’s oil and natural gas properties, is highly dependent on the estimates of the proved oil and natural gas reserves.  Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the Company’s control.  Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

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

Derivative Conversion Liability:    In connection with its 2008 convertible promissory notes, the Company accounted for the embedded conversion features in accordance with the guidance for derivative instruments, which required a periodic assessment of fair value and a corresponding recognition of liabilities at fair value associated with such derivatives.  As a result of the early conversion of all outstanding convertible promissory notes into shares of the Company’s common stock prior to March 31, 2011, the remaining derivative liability was reclassified to additional paid-in-capital during the year ended August 31, 2011.

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

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

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

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Company A	81%	78%	71%	78%
Company B	13%	19%	15%	19%

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

Earnings Per Share Amounts:    Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  The number of potential shares outstanding relating to stock options and warrants is computed using the treasury stock method.  For the three months ended February 28, 2011 all potentially dilutive securities have an anti-dilutive effect on earnings per share.  For the three months ended February 29, 2012, a reconciliation of weighted-average shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Weighted-average shares outstanding - basic	47,445,178	21,487,951	41,771,695	17,580,331
Potentially dilutive common shares from:
Stock options	1,390,248	-	1,376,758	-
Warrants	393,616	-	387,945	-
	1,783,864	-	1,764,703	-
Weighted-average shares outstanding - diluted	49,229,042	21,487,951	43,536,398	17,580,331

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

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

The realization of the deferred tax assets related to the net operating loss carry-forwards is dependent upon the Company’s ability to generate future taxable income.  The ability of the Company to utilize net operating loss carry-forwards may be further limited by other provisions of the Code.  For reporting periods prior to February 29, 2012, management concluded that it was more likely than not that the Company’s net deferred tax asset will not be realized in the foreseeable future and accordingly, a full valuation allowance was provided against the net deferred tax asset.  Effective February 29, 2012, management concluded that positive indicators outweighed negative indicators, and that it was appropriate to release the valuation allowance.

The Company follows the provisions of the ASC regarding uncertainty in income taxes.  No significant uncertain tax positions were identified as of any date on or before February 29, 2012.  Given the substantial net operating loss carry-forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated as any such adjustments would very likely simply adjust the net operating loss carry-forwards.

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

2.     Accounts Receivable

Accounts receivable consist primarily of trade receivables from oil and gas sales and amounts due from other working interest owners whom have been billed for their proportionate share of well costs.  For receivables from joint interest owners, the Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings.  As of February 29, 2012 and August 31, 2011, major customers (i.e. those with balances greater than 10% of total receivables) are shown in the following table:

Accounts Receivable	As of February 29,	As of August 31,
from Major Customers:	2012	2011
Company A	32%	31%
Company B	27%	31%
Company C	13%	13%

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

3.     Property and Equipment

Capitalized costs of property and equipment at February 29, 2012, and August 31, 2011, consisted of the following:

	As of February 29, 2012	As of August 31, 2011
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$12,839,595	$9,942,908
Wells in progress	7,076,261	4,813,749
Subtotal, unevaluated costs	19,915,856	14,756,657

Evaluated costs:
Producing and non-producing	54,123,867	37,750,737
Total capitalized costs	74,039,723	52,507,394
Less, accumulated depletion	(6,582,119)	(3,892,537)
Oil and gas properties, net	67,457,604	48,614,857

Other property and equipment:
Vehicles	163,904	163,904
Leasehold improvements	65,806	35,490
Office equipment	116,913	105,089
Land	43,750	43,750
Less, accumulated depreciation	(104,626)	(65,026)
Other property and equipment, net	285,747	283,207

Total property and equipment, net	$67,743,351	$48,898,064

The capitalized costs of evaluated oil and gas properties are depleted using the unit-of-production method based on estimated reserves and the calculation is performed quarterly.  Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate.  For the three months and six months ended February 29, 2012, depletion of oil and gas properties was $1,513,071 and $2,689,582, respectively, or $15.24 and $14.84 per barrel of oil equivalent, respectively. The comparable depletion expense for the previous fiscal year was $627,517 ($18.07 per BOE) and $1,195,555 ($18.52 per BOE) for the three months and six months ended February 28, 2011, respectively.

Periodically, the Company reviews its unevaluated properties and its inventory to determine if the carrying value of either asset exceeds its estimated fair value.  The reviews for the three months and six months ended February 29, 2012, and February 28, 2011 indicated that asset carrying values were less than estimated fair values and no reclassification to the full cost pool was required.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

On a quarterly basis, the Company performs the full cost ceiling test.  The ceiling tests performed for the three months and six months ended February 29, 2012, and February 28, 2011 did not reveal any impairments.

For the three months and six months ended February 29, 2012, depreciation of other property and equipment was $19,908 and $39,600, respectively.  For the three months and six months ended February 28, 2011, depreciation of other property and equipment was $11,499 and $21,738, respectively.

4.     Interest Expense

The components of interest expense recorded for the three months and six months ended February 29, 2012, and February 28, 2011 consisted of:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revolving bank credit facility at 3.25%	$44,782	$--	$44,782	$--
Convertible promissory notes at 8%	--	258,721	--	569,455
Related party note payable at 5.25%	--	--	68,063	--
Accretion of debt discount	--	1,481,079	--	1,902,002
Amortization of debt issuance costs	--	995,150	--	1,165,271
Less, interest capitalized	(44,782)	(220,905)	(112,845)	(340,644)
Interest expense, net	$--	$2,514,045	$--	$3,296,084

5.     Revolving Bank Credit Facility

In November 2011, the Company entered into a revolving line of credit facility (“LOC”) with Bank of Choice, which provides for borrowings up to $15 million.  The LOC replaced the previous credit facility the Company had with Bank of Choice, which had provided for borrowings up to $7 million.  Under the new LOC, interest is payable monthly and accrues at the bank’s prime rate, subject to a minimum rate of 3.25%.  At February 29, 2012, the bank’s prime rate was 3.25%.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves. In addition, the Company must maintain certain customary financial ratios during the term of the agreement.  Certain of the Company’s assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The LOC matures on November 30, 2014.  As of February 29, 2012, the amount of additional borrowings available under the LOC was $9.6 million and the Company was in compliance with all covenants.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

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

The following table summarizes the change in asset retirement obligations for the six months ended February 29, 2012:

Asset retirement obligations, August 31, 2011	$643,459
Liabilities incurred	135,517
Liabilities settled	--
Accretion	36,897
Revisions in estimated liabilities	--
Asset retirement obligations, February 29, 2012	$815,873

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

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

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

The Company also measures all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis.  As discussed in Note 6, asset retirement obligations have been accounted for as long-term liabilities.  The Level 3 inputs used to measure the estimated fair value of the obligations include assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations.

9.     Related Party Transactions and Commitments

Two of the Company’s executive officers control three entities that have entered into agreements to provide various goods, services, facilities, and oil and gas properties to the Company. The entities are Petroleum Management, LLC (“PM”), Petroleum Exploration and Management, LLC (“PEM”), and HS Land & Cattle, LLC (“HSLC”).

Acquisition of Oil and Gas Assets from PEM:  During the year ended August 31, 2011, the Company acquired oil and gas assets from PEM in two separate transactions.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

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

Other Related Party Transactions:  The Company leases office space and an equipment storage yard from HSLC in Platteville, Colorado for $10,000 per month.  The twelve month lease arrangement with HSLC commenced July 1, 2010 and was renewed on July 1, 2011, for another year.  Under these leases, the Company paid HSLC $30,000 and $60,000 during the three months and six months ended February 29, 2012, respectively.  The comparable payments for the prior fiscal year were $30,000 and $60,000 for the three months and six months ended February 28, 2011, respectively.

During 2010, the Company initiated a program to acquire mineral interests in several Colorado and Nebraska counties that are considered the eastern portion of the D-J Basin.  George Seward, a member of the Company’s board of directors, agreed to lead that program.  The Company agreed to compensate the persons, including Mr. Seward, to assist the Company with the acquisitions at a specific rate per qualifying net mineral acre.  The compensation is paid in the form of restricted shares of the Company’s common stock.  The Company has recorded aggregate compensation of $565,217 payable to Mr. Seward, of which $74,214 was accrued and unpaid at February 29, 2011. During the six months ended February 29, 2012, issued 188,137 shares of restricted common stock to Mr. Seward as partial payment under this program.

10.     Shareholders’ Equity

Preferred Stock:  The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share.  These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common Stock:  The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

Issued and Outstanding:  The total issued and outstanding common stock at February 29, 2012 and August 31, 2011 was 51,147,858 and 36,098,212 common shares, respectively.  The following shares of common stock were issued during the six months ended February 29, 2012:

Sale of common stock:  On December 30, 2011, the Company completed the sale of 14,636,363 shares of common stock in a public offering of common stock at a public offering price of $2.75 per share.  The underwriters were Northland Capital Markets, C.K. Cooper & Company, and GVC Capital, LLC.  Net proceeds to the Company were $37.4 million after deductions for the underwriting discounts, commissions and expenses of the offering.

Common stock issued for acquisition of mineral interests:  The Company issued 220,146 common shares in exchange for mineral leases and joint venture interests.  The aggregate value of these transactions was $694,145 which was determined using the market price of the Company’s common stock.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

Common stock issued for services:  The Company issued a total of 193,137 shares of common stock, with a fair market value of $508,003, to individuals as compensation for services provided to the Company.

As of February 29, 2012, there were various warrants outstanding to purchase 14,931,067 shares of common stock.  The following table summarizes information about the Company’s issued and outstanding common stock warrants as of February 29, 2012:

Exercise Price	Description	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares
$1.60	Series D	769,601	2.8	$1,231,362
$1.80	Sales Agent Warrants	63,466	0.8	114,239
$6.00	Series A	4,098,000	0.8	24,588,000
$6.00	Series C	9,000,000	2.8	54,000,000
$10.00	Series B	1,000,000	0.8	10,000,000
		14,931,067	2.1	$89,933,601

The following table summarizes activity for common stock warrants for the six month period ended February 29, 2012:

	Number of Warrants	Weighted Average Exercise Price

Outstanding, August 31, 2011	14,931,067	$6.02
Granted	--	--
Exercised	--	--
Outstanding, February 29, 2012	14,931,067	$6.02

In addition to the common stock warrants that are outstanding, the Company has issued options to purchase shares of common stock.  Information about the options is contained in Note 11.

11.     Stock-Based Compensation

Effective September 22, 2011, the Company granted employee stock options to purchase 100,000 shares of common stock at an exercise price of $2.80 and a term of ten years.  The options vest over four years.  These options were determined to have a fair value of $178,526 using the assumptions outlined in this Note.

The Company records an expense related to stock options by pro-rating the estimated fair value of the option grant over the period of time that the recipient is required to provide services to the Company (the “vesting phase”).  For the grant of various stock options that are currently in the vesting phase, the Company recorded stock-based compensation expense of $100,842 and $198,109 for the three months and six months ended February 29, 2012, respectively.  The comparable stock-based compensation expense for the three months and six months ended February 28, 2011 was $25,486 and $50,971, respectively.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
(unaudited)

The estimated unrecognized compensation cost from unvested stock options as of February 29, 2012, was approximately $1,048,475, which will be recognized ratably over the remaining vesting phase, which is approximately four years.

The assumptions used in valuing stock options for the six months ended February 29, 2012 were as follows:

Expected term (in years)	6.5
Expected volatility	69.43%
Risk free rate	1.12%
Expected dividend yield	0.00%
Forfeiture rate	0.00%

The following table summarizes activity for stock options for the period from August 31, 2011 to February 29, 2012:

	Number of Shares	Weighted Average Exercise Price

Outstanding, August 31, 2011	4,645,000	$5.21
Granted	100,000	$2.80
Exercised	--	--
Outstanding, February 29, 2012	4,745,000	$5.16

The following table summarizes information about issued and outstanding stock options as of February 29, 2012:

	Outstanding Options	Vested Options
Number of shares	4,745,000	4,119,000
Weighted average remaining contractual life	2.0 years	1.5 years
Weighted average exercise price	$5.16	$5.42
Aggregate intrinsic value	$5,161,300	$4,971,360

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
February 29, 2012
(unaudited)

13.     Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the six months ended February 29, 2012 and February 28, 2011:

	Six Months Ended
	February 29, 2012	February 28, 2011
Supplemental cash flow information:
Interest paid	$186,891	$703,331
Income taxes paid	--	--

Non-cash investing and financing activities:
Accrued capital expenditures	$7,829,177	$2,515,024
Assets acquired in exchange for common stock	$694,145	--
Asset retirement costs and obligations	$135,517	$76,663
Reclass derivative liability to equity	--	$9,394,278
Conversion of promissory notes into common stock	--	$9,811,675

14.     Income Taxes

The Company released its entire valuation allowance of $4,911,000 and recorded a net deferred tax asset of $3,241,000 for the six months ended February 29, 2012.  The effective tax rate for the period differs from the statutory federal income tax rate because of the inclusion of state income taxes and the change in the valuation allowance.

As of August 31, 2011, the Company had a net deferred tax asset of $4,911,000.  For reporting periods prior to February 29, 2012, management concluded that it was more likely than not that the Company’s net deferred tax asset will not be realized in the foreseeable future and accordingly, a full valuation allowance was provided against the net deferred tax asset.  Effective February 29, 2012, management concluded that positive indicators outweighed negative indicators, and that it was appropriate to release the valuation allowance, primarily for the three following reasons.  First, all of the net losses for the two prior fiscal years can be attributed to a single discrete item.  The discrete item was the fair value accounting treatment of the components of the 8% convertible promissory notes issued in 2010, which created non-cash expenses for accretion of debt discount, amortization of issuance costs, and change in fair value of derivative liability.  As all of the convertible notes were converted prior to March 31, 2011, those expenses will not recur, and it is appropriate to exclude them from a consideration of future profitability.  Second, the Company has reported three consecutive quarters of net income and six consecutive quarters of operating income.  Third, the Company completed a debt financing arrangement and an equity financing arrangement that allow it to continue with its operating plan.  Accordingly, the Company believes that it is appropriate to release the valuation allowance related to the deferred tax asset created by the net operating loss carryover.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the financial condition as of February 29, 2012, and the results of operations for the three months and six months ended February 29, 2012, and 2011.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Form 10-K for the fiscal year ended August 31, 2011.

Our Prospectus Supplement filed on December 16, 2011 (designated as 424B5 on the SEC’s EDGAR system) should also be read as the Prospectus Supplement includes risk factors which pertain to our business and the market for our common stock.

Overview

We are an independent oil and gas company working to acquire, develop, and produce crude oil and natural gas in and around the Denver-Julesburg Basin (“D-J Basin”).  All of our producing wells are in the Wattenberg Field, which has a well-developed infrastructure and adequate pipeline and trucking capacity.  During 2011, we expanded our undeveloped acreage holdings in eastern Colorado and western Nebraska, and may commence development activities in that area.

Since commencing active operations in September 2008, we have undergone significant growth.  Specifically, we have drilled or acquired 157 producing oil and gas wells, as follows:

•	Participated in two wells during fiscal 2009;
•	Drilled and completed 22 wells during fiscal 2010:
•	Acquired interests in 72 wells, increased our ownership interest in 28 wells, completed 28 wells, and participated in 11 wells during fiscal 2011:
•	Acquired interests in four wells and completed 18 wells during the six months ended February 29, 2012.

As of February 29, 2012, we were the operator of thirteen wells that were in the drilling or completion process and we were participating as a non-operating working interest owner in two wells that were in progress.

As of February 29, 2012, we had estimated proved reserves of 2,351,526 Bbls of oil and 15,810,703 Mcf of gas.

During March 2012, we closed on the acquisition of 8,875 net acres in the D-J Basin, which brought our acreage position to 204,937 gross acres and 176,601 net acres under lease.

Our strategy for continued growth includes additional drilling activities, acquisition of existing wells, and recompletion of wells that provide good prospects for improved hydraulic stimulation techniques.  We attempt to maximize our return on assets invested by drilling and operating development wells in which we have a significant net revenue interest.  We attempt to limit our risk by drilling in proven areas.  To date, we have not drilled any dry holes.  All of the wells drilled prior to 2012 are relatively low-risk vertical or directional wells.  In January 2012, we participated with another operator in a horizontal well, and in March 2012, we participated in a second horizontal well.  We expect to drill or participate in additional horizontal wells in the future.  Historically, our cash flow from operations was not sufficient to fund our growth plans and we relied on proceeds from the sale of debt and equity securities.  Our cash flow from operations is increasing, and we plan to finance an increasing percentage of our growth with internally generated funds.  Ultimately, implementation of our growth plans will be dependent upon the success of our operations and the amount of financing we are able to obtain.

Recent Developments

During August 2011, we commenced drilling operations with a rig under contract to us from Ensign United States Drilling, Inc.  During the 31 weeks from August 1, 2011, through February 29, 2012, the rig drilled 31 wells, of which 18 had reached productive status by February 29, 2012.  Completion activities are underway on 13 wells, most of which are expected to reach productive status during our third fiscal quarter.  In March 2012, the rig commenced drilling at a site near AIMS Community College in Greeley, Colorado where we expect to drill 9 wells.  We anticipate that we will drill and complete 52 wells during our 2012 fiscal year.

In January 2012, we participated with another operator in a horizontal well in Weld County, the Wake E24-77HN.  The well reached total depth in February and, as of February 29, 2012, completion activities were underway.  We own a 25% working interest in the well and expect our share of the drilling and completion costs to be approximately $1.2 million.  In March 2012, we participated with another operator in the Leffler 24-1-H well.  We own a 28.75% working interest in the well, which is proposed to have a 5,068 foot horizontal lateral targeted in the Niobrara formation.  Drilling of the well commenced on March 24, 2012.

In March 2012, we closed on the acquisition of mineral leases covering approximately 17,000 gross acres (8,875 net) in Weld, Morgan and Larimer Counties.  Cost of the acreage was $2.7 million payable in the form of $2,200,000 in cash and 155,770 shares of common stock.  Initial exploration activities on the prospect will focus on the potential for horizontal drilling in the Niobrara and Greenhorn formations.

During December 2011 we completed the sale of 14.6 million shares of our common stock at $2.75 per share for net proceeds totaling approximately $37.4 million after deduction of discounts, commissions and expenses.  The public offering of additional shares of our common stock was underwritten by Northland Capital Markets, C. K. Cooper & Company, and GVC Capital LLC.

In November 2011, we entered into a new revolving line of credit facility with Bank of Choice.  The new revolving line of credit increases our borrowing capacity to $15 million from our previous facility that provided for borrowings up to $7 million.  Our new line of credit accrues interest at the greater of 3.25% annually or the bank’s prime rate, and matures on November 30, 2014.

We used a partial drawdown from the revolving line of credit facility to repay all outstanding amounts under our related party note payable.

We released the entire valuation allowance of $4,911,000 and recorded a net deferred tax asset of $3,241,000 for the six months ended February 29, 2012.  The effective tax rate for the period differs from the statutory federal income tax rate because of the inclusion of state income taxes and the change in the valuation allowance.

For reporting periods prior to February 29, 2012, management concluded that it was more likely than not that the Company’s net deferred tax asset will not be realized in the foreseeable future and accordingly, a full valuation allowance was provided against the net deferred tax asset.  Effective February 29, 2012, management concluded that positive indicators outweighed negative indicators, and that it was appropriate to release the valuation allowance against the net deferred tax asset, primarily for the three following reasons.  First, all of the net losses for the two prior fiscal years can be attributed to a single discrete item.  The discrete item was the fair value accounting treatment of the components of the 8% convertible promissory notes issued in 2010, which created non-cash expenses for accretion of debt discount, amortization of issuance costs, and change in fair value of derivative liability.  As all of the convertible notes were converted prior to March 31, 2011, those expenses will not recur, and it is appropriate to exclude them from a consideration of future profitability.  Second, the Company has reported three consecutive quarters of net income and six consecutive quarters of operating income.  Third, the Company completed a debt financing arrangement and an equity financing arrangement that allow it to continue with its operating plan.  Accordingly, the Company believes that it is appropriate to release the valuation allowance related to the deferred tax asset created by the net operating loss carryover.

RESULTS OF OPERATIONS

For the three months ended February 29, 2012, compared to the three months ended February 28, 2011

For the three months ended February 29, 2012, we reported net income of $6,118,805 compared with a net loss of ($11,738,360) during the three months ended February 28, 2011.  Earnings per basic and diluted share were $0.13 and $0.12 for the three months ended February 29, 2012, compared to a loss of ($0.55) per basic and diluted share for the three months ended February 28, 2011.  The comparison between the two years was primarily influenced by a) increasing revenues and expenses associated with the increased number of producing wells, and b) by the cessation of interest and other expenses related to the convertible promissory notes that were converted into equity subsequent to February 28, 2011, and c) provision for income tax benefit.

As of February 29, 2012 we had 157 producing wells, a comparative increase of 101 wells, which consists of 64 wells added through acquisitions and 37 wells completed since February 28, 2011.

Oil and Gas Production and Revenues – For the three months ended February 29, 2012, we recorded total oil and gas revenues of $6,218,975 compared to $2,033,687 for the three months ended February 28, 2011, an increase of $4,185,288 or 206%.  Our growth in revenue was the result of an increase in our production volume of 186% over the comparative period, and an increase in our average selling price per BOE of 7%.  For both of the comparative quarters, our gas / oil ratio (“GOR”) was 44/56.

Our revenues are sensitive to changes in commodity prices.  Subsequent to February 29, 2012, the posted price for natural gas sold in the United States continued to decline.  As of April 5, 2012, the price for natural gas was quoted at $2.11 per mcf.  While our balanced production mix of oil and gas and the high liquid content of our gas help to mitigate the negative effect of downward gas prices, the downward pressure from declining natural gas commodity prices could have a negative effect on revenues reported for future quarters.

Key production information is summarized in the following table:

	Three Months Ended
	February 29, 2012	February 28, 2011	Change
Production:
Oil (Bbls)	55,823	19,511	186.11%
Gas (Mcf)	260,627	91,333	185.36%
BOE (Bbls)	99,261	34,733	185.78%

Revenues:
Oil	$5,153,870	$1,631,905	215.82%
Gas	1,065,105	401,782	165.10%
Total	$6,218,975	$2,033,687	205.80%

Average sales price:
Oil (Bbls)	$92.33	$83.64	10.38%
Gas (Mcf)	$4.09	$4.40	(7.10)%
BOE (Bbls)	$62.65	$58.55	7.00%

“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  “Mcf” refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Net oil and gas production for the three months ended February 29, 2012 was 99,261 BOE, or 1,091 BOE per day.  The significant increase in production from the comparable period in the prior year reflects the additional wells that were acquired or began production over the past twelve months.

We do not currently engage in any commodity hedging activities, although we may do so in the future.

Lease Operating Expenses – As summarized in the following table, our lease expenses include the direct operating costs of producing oil and natural gas and taxes on production and properties:

	Three Months Ended
	February 29, 2012	February 28, 2011
Severance and ad valorem taxes	$563,972	$205,009
Work-over	-	-
Production costs	270,216	47,024
Other	20,226	8,447
Total production expenses	$854,414	$260,480

Per BOE:
Severance and ad valorem taxes	$5.68	$5.90
Work-over	-	-
Production costs	2.72	1.35
Other	0.21	0.24
Total per BOE	$8.61	$7.50

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  During the comparative periods presented above, we experienced an increase in production cost per BOE because of additional service and maintenance work on some of our older wells that we have undertaken to increase BOE production.  Taxes make up the largest component of lease operating expenses and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 9% for the three months ended February 29, 2012 and 10% for the three months ended February 29, 2011.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table:

	Three Months Ended
	February 29, 2012	February 28, 2011
DDA – oil and gas properties	$1,513,071	$627,517
DDA – other assets	19,908	11,499
Accretion of asset retirement obligations	19,258	8,189
Total DDA	$1,552,237	$647,205

DDA – oil and gas properties per BOE	$15.24	$18.07

The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves.  The capitalized costs of evaluated oil and gas properties are depleted using the units-of-production method based on estimated reserves.  Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate.  For the three months ended February 29, 2012, production volumes of 99,261 BOE and estimated net proved reserves of 5,085,905 BOE were the basis of the depletion rate calculation.  For the three months ended February 28, 2011, production volumes of 34,733 BOE and estimated net proved reserves of 1,395,295 BOE were the basis of the depletion rate calculation.  Depletion expense per BOE decreased approximately 16%, primarily because of the accounting treatment of proceeds received from the sale of undeveloped interests during the year ended August 31, 2011, which were recorded as a reduction of costs in the full cost pool and reduced DDA by approximately $1.80 per BOE. Another factor that contributed to the decrease in per unit costs was the significant increase in the reserve base over the past year.

General and Administrative – The following table summarizes the components of general and administration expenses:

	Three Months Ended ,
	February 29, 2012	February 28, 2011
Cash based compensation	$557,457	$228,265
Share based compensation	100,842	25,486
Professional fees	186,993	125,567
Insurance	38,616	18,505
Other general and administrative	139,006	104,841
Capitalized general and administrative	(85,885)	(43,228)
Totals	$937,029	$459,436

Cash based compensation includes payments to employees.  The increase of $329,192 from 2011 to 2012 reflects the expansion of our business, including the addition of four employees during the year.  Share based compensation includes compensation paid to employees, directors and service providers in the form of either stock options or common stock grants.  The amount of expense recorded for stock options is calculated by using the Black-Scholes-Merton option pricing model.  We recognized stock option expense of $100,842 and $25,486 for the three months ended February 29, 2012 and February 28, 2011, respectively.

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

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties.  Those costs are reclassified from general and administrative expenses and capitalized into the full cost pool.  The increase in capitalized costs from 2011 to 2012 reflects our increasing activities to acquire leases and develop the properties.

Other Income (Expense) – Our other income for the three months ended February 29, 2012 was $2,510, consisting solely of interest income.  For the three months ended February 28, 2011, we reported several significant items of expense in addition to interest income of $15,430.  All of the other expenses in 2011 were related to our convertible promissory notes, including net interest expense of $258,721, accretion of debt discount of $1,481,079, amortization of debt issuance costs of $995,150, and a change in the fair value of the derivative conversion liability of $9,926,158.  Subsequent to February 28, 2011, noteholders converted their holdings into equity, and expenses related to the promissory notes ceased

Income Taxes –We released the entire valuation allowance of $4,911,000 and recorded a net deferred tax asset of $3,241,000 for the three months ended February 29, 2012.  The effective tax rate for the period differs from the statutory federal income tax rate because of the inclusion of state income taxes and the change in the valuation allowance.

For the six months ended February 29, 2012, compared to the six months ended February 28, 2011

For the six months ended February 29, 2012, we reported net income of $7,745,881 compared with a net loss of ($12,898,363) during the six months ended February 28, 2011.  Earnings per basic and diluted share were $0.19 and $0.18, respectively, for the six months ended February 29, 2012, compared to a loss of ($0.73) per basic and diluted share for the six months ended February 28, 2011.  The comparison between the two years was primarily influenced by a) increasing revenues and expenses associated with the increased number of producing wells, and b) by the cessation of interest and other expenses related to the convertible promissory notes that were converted into equity subsequent to February 28, 2011, and c) provision for income tax benefit.

Oil and Gas Production and Revenues – For the six months ended February 29, 2012, we recorded total oil and gas revenues of $10,697,839 compared to $3,477,282 for the six months ended February 28, 2011, an increase of $7,220,557 or 208%.  Our growth in revenue was the result of an increase in our production volume of 181% over the comparative period, and an increase in our average selling price per BOE of 10%.  For the six months ended February 29, 2012, our gas / oil ratio (“GOR”) was 46/54.  During the comparable prior period, our GOR was 45/55.

Our revenues are sensitive to changes in commodity prices.  Subsequent to February 29, 2012, the posted price for natural gas sold in the United States continued to decline.  As of April 5, 2012, the price for natural gas was quoted at $2.11 per mcf.  While our balanced production mix of oil and gas and the high liquid content of our gas help to mitigate the negative effect of downward gas prices, the downward pressure from declining natural gas commodity prices could have a negative effect on revenues reported for future quarters.

Key production information is summarized in the following table:

	Six Months Ended
	February 29, 2012	February 28, 2011	Change
Production:
Oil (Bbls)	97,227	35,450	174.27%
Gas (Mcf)	504,208	174,639	188.71%
BOE (Bbls)	181,262	64,557	180.78%

Revenues:
Oil	$8,331,939	$2,785,683	199.10%
Gas	2,365,900	691,599	242.09%
Total	$10,697,839	$3,477,282	207.65%

Average sales price:
Oil (Bbls)	$85.70	$78.58	9.05%
Gas (Mcf)	$4.69	$3.96	18.49%
BOE (Bbls)	$59.02	$53.86	9.57%

“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  “Mcf” refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Net oil and gas production for the six months ended February 29, 2012 was 181,262 BOE, or 996 BOE per day.  The significant increase in production from the comparable period in the prior year reflects the additional wells that were acquired or began production over the past twelve months.

We do not currently engage in any commodity hedging activities, although we may do so in the future.

Lease Operating Expenses – As summarized in the following table, our lease expenses include the direct operating costs of producing oil and natural gas and taxes on production and properties:

	Six Months Ended
	February 29, 2012	February 28, 2011
Severance and ad valorem taxes	$968,983	$345,807
Work-over	40,862	-
Production costs	483,012	101,625
Other	67,877	15,723
Total production expenses	$1,560,734	$463,155

Per BOE:
Severance and ad valorem taxes	$5.35	$5.36
Work-over	0.23	-
Production costs	2.66	1.57
Other	0.37	0.24
Total per BOE	$8.61	$7.17

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  During the comparative periods presented above, we experienced an increase in production cost per BOE because of additional service and maintenance work on some of our older wells that we have undertaken to increase BOE production.  Taxes make up the largest component of lease operating expenses and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 9% for the six months ended February 29, 2012 and 10% for the six months ended February 29, 2011.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table:

	Six Months Ended
	February 29, 2012	February 28, 2011
DDA – oil and gas properties	$2,689,582	$1,195,555
DDA – other assets	39,600	21,738
Accretion of asset retirement obligations	36,897	14,893
Total DDA	$2,766,079	$1,232,186

DDA – oil and gas properties per BOE	$14.84	$18.52

The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves.  The capitalized costs of evaluated oil and gas properties are depleted using the units-of-production method based on estimated reserves.  Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate.  For the six months ended February 29, 2012, production volumes of 181,262 BOE and estimated net proved reserves of 4,446,565 BOE were the basis of the depletion rate calculation.  For the six months ended February 28, 2011, production volumes of 64,557 BOE and estimated net proved reserves of 1,425,119 BOE were the basis of the depletion rate calculation.  Depletion expense per BOE decreased approximately 20%, primarily because of the significant increase in the reserve base over the past year.  Another factor that contributed to the decrease in per unit costs was the accounting treatment of proceeds received from the sale of undeveloped interests during the year ended August 31, 2011, which were recorded as a reduction of costs in the full cost pool and reduced DDA by approximately $1.80 per BOE.

General and Administrative – The following table summarizes the components of general and administration expenses:

	Six Months Ended
	February 29, 2012	February 28, 2011
Cash based compensation	$879,338	$455,890
Share based compensation	215,109	260,971
Professional fees	517,700	287,674
Insurance	70,229	32,826
Other general and administrative	362,733	155,276
Capitalized general and administrative	(168,271)	(107,947)
Totals	$1,876,838	$1,084,690

Cash based compensation includes payments to employees.  The increase of $440,448 from 2011 to 2012 reflects the expansion of our business, including the addition of four employees during the year.  Share based compensation includes compensation paid to employees, directors and service providers in the form of either stock options or common stock grants.  The amount of expense recorded for stock options is calculated by using the Black-Scholes-Merton option pricing model.  We recognized stock option expense of $198,109 and $50,971 for the six months ended February 29, 2012 and February 28, 2011, respectively.  The amount of expense recorded for common stock grants is calculated based upon the closing market value of the shares.  We recognized expenses for common stock grants of $17,000 and $210,000 for the six months ended February 29, 2012 and February 28, 2011, respectively.

Our professional fees have increased as we grow our business.  The two primary factors driving this increase are the additional accounting and auditing fees incurred in connection with operating as a public company, and the additional professional services required to meet the compliance requirements of Sarbanes-Oxley, as we have progressed from a smaller reporting company to an accelerated filer.

The increase in other general administrative expenses primarily relates to additional fees and expenses of approximately $109,000 incurred in connection with listing our common stock on the NYSE Amex in July 2011.  Our common stock previously traded “over the counter” on the OTC Bulletin Board, for which we were not charged fees.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties.  Those costs are reclassified from general and administrative expenses and capitalized into the full cost pool.  The increase in capitalized costs from 2011 to 2012 reflects our increasing activities to acquire leases and develop the properties.

Other Income (Expense) – Our other income for the six months ended February 29, 2012 was $10,693, consisting solely of interest income.  For the six months ended February 28, 2011, we reported several significant items of expense in addition to interest income of $15,891.  All of the other expenses in 2011 were related to our convertible promissory notes, including net interest expense of $569,455, accretion of debt discount of $1,902,002, amortization of debt issuance costs of $1,165,271, and a change in the fair value of the derivative conversion liability of $10,315,421.  Subsequent to February 28, 2011, noteholders converted their holdings into equity, and expenses related to the promissory notes ceased.

Income Taxes – We released the entire valuation allowance of $4,911,000 and recorded a net deferred tax asset of $3,241,000 for the six months ended February 29, 2012.  The effective tax rate for the period differs from the statutory federal income tax rate because of the inclusion of state income taxes and the change in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our sources and (uses) of funds for the six months ended February 29, 2012, and February 28, 2011, are shown below:

	Six Months Ended
	February 29, 2012	February 28, 2011

Cash provided by operations	$9,631,124	$3,668,946
Acquisition of oil and gas properties, and equipment	(17,882,999)	(5,946,766)
Net proceeds from sale of stock	37,421,783	16,690,721
Net borrowings	192,110	--
Net increase in cash	$29,362,018	$14,412,901

Net cash provided by operating activities was $9,631,124 and $3,668,946 for the six months ended February 29, 2012 and February 28, 2011, respectively.  The change reflects significant growth in operating contribution from the additional wells that were producing during 2012 as compared to 2011.  In addition to our analysis using amounts included in the cash flow statement, we evaluate operations using a non-GAAP measure called “adjusted cash flow from operations,” which adjusts for cash flow items that merely reflect the timing of certain cash receipts and expenditures.  Adjusted cash flow from operations was $7,977,072 and $1,977,488 for the six months ended February 29, 2012 and February 28, 2011, respectively.

The cash flow statement reports actual cash expenditures for capital expenditures, which differs from total capital expenditures on a full accrual basis.  Specifically, cash paid for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.  On a full accrual basis, capital expenditures totaled $21,574,469 and $5,092,014 for the six months ended February 29, 2012 and February 28, 2011, respectively, compared to cash payments of $17,882,999 and $5,946,766, respectively.  A reconciliation of the differences is summarized in the following table:

	Six Months Ended
	February 29, 2012	February 28, 2011

Cash payments	$17,882,999	$5,946,766
Non-cash payments	694,145	--
Accrued costs, beginning of period	(4,967,369)	(3,446,439)
Accrued costs, end of period	7,829,177	2,515,024
Asset retirement obligations	135,517	76,663
Capital expenditures	$21,574,469	$5,092,014

During the six months ended February 29, 2012, we engaged in drilling or completion activities on 31 wells which we operate.  Eighteen of the wells reached productive status during the period.  Completion activities were underway on 13 wells, most of which are expected to reach productive status during our third fiscal quarter.

Most of our capital expenditures for the six months ended February 29, 2012, represent drilling and completion cost on wells in progress.  In addition, we incurred costs of approximately $2.9 million on the acquisition of mineral leases.

On December 30, 2011, we completed the sale of 14.6 million shares of common stock in a public offering of common stock priced at $2.75 per share.  Net proceeds to us were $37.4 million, after deductions for the underwriting discounts, commissions and expenses of the offering.

In November 2011, we modified our borrowing arrangement with Bank of Choice to increase the maximum allowable borrowings and to reduce the interest rate.  The new revolving line of credit increases our borrowing capacity up to $15 million from our previous facility that provided for borrowings up to $7 million.  Outstanding borrowings accrue interest at the greater of 3.25% annually or the bank’s prime rate, which was also 3.25% at February 29, 2012.  The maturity date for the arrangement is November 30, 2014.  The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain financial ratios.  The borrowing arrangement is collateralized by certain of our assets, including producing properties.  Maximum borrowings are subject to reduction based upon a borrowing base calculation.  As of February 29, 2012, the borrowing base calculation was not restrictive.  We utilized the new arrangement to retire amounts outstanding under our related party note payable.

We believe that the proceeds from our equity offering, plus cash flow from operations, plus additional borrowings available under our revolving line of credit will be sufficient to meet our liquidity needs during the 2012 fiscal year.

Our primary need for cash during the fiscal year ending August 31, 2012, will be to fund our drilling and acquisition programs.  We currently estimate capital expenditures of approximately $45 million for our drilling program.  As an operator we plan to spend approximately $34 million to drill 52 wells in which we own a significant interest.  An additional $8 million has been estimated as our portion of the cost of vertical and horizontal wells in which we will participate as a non-operator.  We also plan recompletion costs approximating $3 million on 20 wells that indicate good potential for additional hydraulic stimulation.  Under our proposed acquisition program, acquisition of undeveloped acreage and proved properties is expected to require funds of $17 million.  Our capital expenditure estimate is subject to significant adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

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

Contractual Commitments

In addition to the commitments disclosed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, we elected to participate in a second horizontal well with another operator which commenced drilling in March 2012.  Our estimated costs to drill, and if warranted, complete this well are $1.2 million.

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

Reconciliation of Non-GAAP Financial Measures

Adjusted cash flow from operations. We define adjusted cash flow from operations as the cash flow earned or incurred from operating activities without regard to the collection or payment of associated receivables and payables. We believe it is important to consider adjusted cash flow from operations as well as cash flow from operations, as we believe it often provides more transparency into what drives the changes in our operating trends, such as production, prices, operating costs, and related operational factors, without regard to whether the earned or incurred item was collected or paid during the period. We also use this measure because the collection of our receivables or payment of our obligations has not been a significant issue for our business, but merely a timing issue from one period to the next.

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus net interest expense, income taxes, and depreciation, depletion and amortization for the period plus/minus the change in fair value of our derivative conversion liability. We believe adjusted EBITDA is relevant because it is a measure of cash available to fund our capital expenditures and service our debt and is a metric used by some industry analysts to provide a comparison of our results with our peers.

The following table presents a reconciliation of each of our non-GAAP financial measures to its nearest GAAP measure.

	Six Months Ended
	February 29, 2012	February 28, 2011
Adjusted cash flow from operations:
Adjusted cash flow from operations	$7,977,072	$1,977,488
Changes in assets and liabilities	1,654,052	1,691,458
Net cash provided by operating activities	$9,631,124	$3,668,946

Adjusted EBITDA:
Adjusted EBITDA	$7,260,267	$1,929,437
Interest expense and related items, net	10,693	(3,280,193)
Change in fair value of derivative conversion liability	--	(10,315,421)
Provision for income tax benefit	3,241,000	--
Depreciation, depletion and amortization	(2,766,079)	(1,232,186)
Net income (loss)	$7,745,881	$(12,898,363)

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

CRITICAL ACCOUNTING POLICIES

Except for our Income Tax accounting policy, there have been no changes in our critical accounting policies since August 31, 2011, and a detailed discussion of the nature of our accounting practices can be found in the section titled “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended August 31, 2011.  We updated our Income Tax accounting policy to reflect our conclusion that it was more likely than not that we would be able to utilize the future tax benefits of our net operating loss carryover.  The updated Income Tax accounting policy is:

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

The realization of the deferred tax assets related to the net operating loss carry-forwards is dependent upon the Company’s ability to generate future taxable income.  The ability of the Company to utilize net operating loss carry-forwards may be further limited by other provisions of the Internal Revenue Code.  For reporting periods prior to February 29, 2012, management concluded that it was more likely than not that the Company’s net deferred tax asset will not be realized in the foreseeable future and accordingly, a full valuation allowance was provided against the net deferred tax asset.  Effective February 29, 2012, management concluded that positive indicators outweighed negative indicators, and that it was appropriate to release the valuation allowance.

Management considers many factors in its evaluation of deferred tax assets, including the following sources of taxable income that may be available under the tax law to realize a portion or all of a tax benefit for deductible timing differences and carry forwards:

--	Future reversals of existing taxable temporary differences,
--	Taxable income in prior carry back years, if permitted,
--	Tax planning strategies,
--	Future taxable income exclusive of reversing temporary differences and carry forwards.

After evaluating positive and negative evidence available as of the reporting date, including recent earnings history, the Company concluded that it was more likely than not that it will utilize its net operating loss carry forwards.

The Company follows the provisions of the ASC regarding uncertainty in income taxes.  No significant uncertain tax positions were identified as of any date on or before February 29, 2012.  Given the substantial net operating loss carry-forwards at both the federal and state levels, neither significant interest expense nor penalties charged for any examining agents’ tax adjustments of income tax returns are anticipated as any such adjustments would very likely simply adjust the net operating loss carry-forwards.

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

Interest Rate Risk - At February 29, 2012, we had debt outstanding under our bank credit facility totaling $5,392,110.  Interest on our bank credit facility accrues at the greater of 3.25% or the prime rate, which was also 3.25% at February 29, 2012.  While we are currently incurring interest at the floor of 3.25%, we are exposed to interest rate risk on the bank credit facility if the prime rate exceeds the floor.  If interest rates increase, our interest expense would increase and our available cash flow would decrease.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of February 29, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6.     Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway and Frank L. Jennings.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY RESOURCES CORPORATION

Date: April 9, 2012	By:	/s/ Ed Holloway
Ed Holloway, President and Principal Executive Officer

Date: April 9, 2012	By:	/s/ Frank L. Jennings
Frank L. Jennings, Principal Financial and Accounting Officer