Form 10-K/A
period 2012-08-31
SYNERGY RESOURCES CORP
filed 2012-12-13
CIK 1413507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Synergy Resources Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-K”), for the sole purpose to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

1.1
Purchase Agreement, dated as of December 16, 2011, by and between Synergy Resources Corporation and Northland Securities, Inc., acting severally on behalf of itself and the underwriters named in Schedule I thereto 1

3.1.1	Articles of Incorporation2

3.1.2	Amendment to Articles of Incorporation1

3.1.3	Bylaws2

4.1	Form of Common Stock Certificate1

5.1	Opinion of Hart & Trinen, LLP1

10.1	Employment Agreement with Ed Holloway3

10.2	Employment Agreement with William E. Scaff, Jr.3

10.3	Administrative Services Agreement4

10.4	Agreement regarding Conflicting Interest Transactions4

10.5	Consulting Services Agreement with Raymond McElhaney and Bill Conrad 5

10.6.1	Form of Convertible Note 5

10.6.2	Form of Subscription Agreement 5

10.6.3	Form of Series C Warrant 5

10.7	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC (wells, equipment and well bore leasehold assignments) 5

10.8	Purchase and Sale Agreement with Petroleum Management, LLC (operations and leasehold) 5

10.9	Purchase and Sale Agreement with Chesapeake Energy 5

10.10	Lease with HS Land & Cattle, LLC 5

10.11	Employment Agreement with Frank L. Jennings 6

58

10.12	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC 7

10.13	Loan Agreement with Bank of Choice (presently known as Guarantee Bank of Colorado) 8

10.14	Purchase and Sale Agreement with DeClar Oil & Gas, Inc. and Wolf Point Exploration, LLC 9

10.15	Amendment to Line of Credit Agreement 10

10.16	Amendment #2 to Loan Agreement 12

10.17	Purchase and Sale Agreement with ORR ENERGY LLC (Weld County, Colorado oil and gas property) 12

14	Code of Ethics (as amended) 11

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC 13

31	Rule 13a-14(a) Certifications 13

32	Section 1350 Certifications 13

99	Report of Ryder Scott Company, L.P. 13

101
The following materials from the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2012, formatted in XBRL (Extensible Business Reporting Language): i) the Balance Sheets, ii) the Statements of Operations, iii) the Statements of Cash Flows, and v) Notes to Financial Statements.

____________________________________
1	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on December 16, 2011.

2	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-146561.

3	Incorporated by reference to the same exhibit filed with the Company’s transition report on Form 8-K for the period ended August 31, 2008.

4	Incorporated by reference to the same exhibit filed with the Company’s transition report on Form 10-K for the year ended August 31, 2008.

5	Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K/A filed on June 3, 2011.

6	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 24, 2011.

7	Incorporated by reference to Exhibit 10.12 filed with the Company’s report on Form 8-K filed on August 5, 2011.

59

8	Incorporated by reference to Exhibit 10.13 filed with the Company’s report on Form 8-K filed on December 2, 2011.

9	Incorporated by reference to Exhibit 10.14 filed with the Company’s report on Form 8-K filed on February 23, 2012.

10	Incorporated by reference to Exhibit 10.15 filed with the Company’s report on Form 8-K filed on April 25, 2012.

11	Incorporated by reference to Exhibit 14 filed with the Company’s report on Form 8-K filed on July 22, 2011.

12	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on October 25, 2012.

13	Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K filed on November 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December, 2012.

SYNERGY RESOURCES CORPORATION

/s/ Ed Holloway
Ed Holloway, President and Chief Executive Officer (Principal Executive Officer)