Form 10-Q
period 2013-05-31
SYNERGY RESOURCES CORP
filed 2013-07-10
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
           Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,952,530 shares outstanding as of July 1, 2013.

SYNERGY RESOURCES CORPORATION

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS
(in thousands, except share data)

	May 31, 2013	August 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,211	$19,284
Accounts receivable:
Oil and gas sales	6,262	3,606
Joint interest billing	3,901	3,268
Inventory	252	178
Commodity derivative, current	320	-
Other current assets	57	131
Total current assets	30,003	26,467

Property and equipment
Evaluated oil and gas properties, net	129,839	59,936
Unevaluated oil and gas properties	42,695	32,484
Other property and equipment, net	276	282
Property and equipment, net	172,810	92,702

Deferred tax asset, net	-	332
Commodity derivative	48	-
Other assets	680	1,230

Total assets	$203,541	$120,731

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$5,456	$1,499
Well costs payable	6,625	5,733
Revenue payable	6,400	4,160
Production taxes payable	5,571	3,805
Other accrued expenses	267	395
Total current liabilities	24,319	15,592

Revolving credit facility	44,486	3,000
Deferred tax liability, net	4,288	-
Asset retirement obligations	2,694	1,027
Total liabilities	75,787	19,619
Commitments and contingencies (See Note 13)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
55,700,330 and 51,409,340 shares issued and outstanding, respectively	56	51
Additional paid-in capital	141,929	123,876
Accumulated deficit	(14,231)	(22,815)
Total shareholders' equity	127,754	101,112

Total liabilities and shareholders' equity	$203,541	$120,731

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
 (unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Oil and gas revenues	$12,314	$7,522	$31,549	$18,220

Expenses
Lease operating expenses	1,048	456	2,352	1,048
Production taxes	1,067	703	2,975	1,672
Depreciation, depletion,
and amortization	3,820	1,834	9,316	4,600
General and administrative	1,514	682	4,013	2,559
Total expenses	7,449	3,675	18,656	9,879

Operating income	4,865	3,847	12,893	8,341

Other income (expense)
Commodity derivative gain	540	-	386	-
Interest expense, net	(94)	-	(94)	-
Interest income	5	16	20	27
Total other income	451	16	312	27

Income before income taxes	5,316	3,863	13,205	8,368

Deferred income tax (provision) benefit	(1,701)	(1,432)	(4,620)	1,809
Net income	$3,615	$2,431	$8,585	$10,177

Net income per common share:
Basic	$0.07	$0.05	$0.16	$0.23
Diluted	$0.06	$0.05	$0.15	$0.22

Weighted average shares outstanding:
Basic	55,238,098	51,292,810	53,283,695	44,968,566
Diluted	58,918,586	53,174,793	55,623,990	46,775,994

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
 (unaudited, in thousands)

	Nine Months Ended
	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income	$8,585	$10,177
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	9,316	4,600
Provision (benefit) for deferred taxes	4,620	(1,809)
Stock-based compensation	994	323
Valuation (increase) decrease in commodity derivatives	(368)	-
Changes in operating assets and liabilities:
Accounts receivable
Oil and gas sales	(2,656)	(1,220)
Joint interest billing	(633)	(306)
Inventory	(74)	267
Accounts payable
Trade	3,957	(1,047)
Revenue	2,240	3,944
Production taxes	1,766	2,016
Accrued expenses	(128)	150
Other	624	(17)
Total adjustments	19,658	6,901
Net cash provided by operating activities	28,243	17,078

Cash flows from investing activities:
Acquisition of property and equipment	(70,269)	(34,026)
Net cash used in investing activities	(70,269)	(34,026)

Cash flows from financing activities:
Proceeds from sale of stock	-	40,250
Offering costs	-	(2,828)
Proceeds from exercise of warrants	467
Proceeds from revolving credit facility	41,486	3,000
Payment of related party note payable	-	(5,200)
Net cash provided by financing activities	41,953	35,222

Net increase (decrease) in cash and cash equivalents	(73)	18,274

Cash and cash equivalents at beginning of period	19,284	9,491

Cash and cash equivalents at end of period	$19,211	$27,765

Supplemental Cash Flow Information (See Note 14)

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
May 31, 2013
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

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for either the three or nine months ended May 31, 2013 or May 31, 2012.

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

Capitalized Interest:  The Company capitalizes interest on expenditures made in connection with acquisition of mineral interests and development projects that are not subject to current amortization.  Interest is capitalized during the period that activities are in progress to bring the projects to their intended use.  See Note 4 for additional information.

Capitalized Overhead:    A portion of the Company’s overhead expenses are directly attributable to acquisition and development activities.  Under the full cost method of accounting, these expenses in the amounts showing in the table below were capitalized in the full cost pool:

	Three Months Ended		Nine Months Ended
	(in thousands)		(in thousands)
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Capitalized Overhead	$189	$86	$415	$254

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

Major Customers and Operating Region:    The Company operates exclusively within the United States of America.  Except for cash and equivalent investments, all of the Company’s assets are employed in and all of its revenues are derived from the oil and gas industry.   The table below presents the percentages of oil and gas revenue  resulting from purchases by major customers.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Major Customers	2013	2012	2013	2012
Company A	49%	73%	56%	72%
Company B	16%	12%	16%	13%

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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table:

Major Customers	As of May 31, 2013	As of August 31, 2012
Company A	28%	35%
Company B	22%	30%

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Weighted-average shares outstanding-basic	55,238,098	51,292,810	53,283,695	44,968,566
Potentially dilutive common shares from:
Stock Options	2,338,711	1,458,261	2,084,956	1,406,516
Warrants	1,341,777	423,722	255,339	400,912
	3,680,488	1,881,983	2,340,295	1,807,428
Weighted-average shares outstanding - diluted	58,918,586	53,174,793	55,623,990	46,775,994

The following potentially dilutive securities, which could dilute future earnings per share, were excluded from the calculation because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Warrants	-	14,098,000	8,970,000	14,098,000
Employee stock options	2,150,000	2,400,000	2,635,000	2,425,000
Total	2,150,000	16,498,000	11,605,000	16,523,000

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

No significant uncertain tax positions exist.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of May 31, 2013, the Company has not recognized any interest or penalties related to uncertain tax benefits.

Financial Instruments and Hedging Activities:  The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.  A substantial portion of the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses, and obligations under the revolving line of credit facility, all of which are considered to be representative of their fair value due to the short-term and highly liquid nature of these instruments.

Financial instruments, whether measured on a recurring or non-recurring basis, are recorded at fair value.  A fair value hierarchy, established by the Financial Accounting Standards Board, prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

2.	Property and Equipment

Capitalized costs of property and equipment at May 31, 2013, and August 31, 2012, consisted of the following:

	As of May 31, 2013	As of August 31, 2012
	(in thousands)	(in thousands)
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$36,070	$27,070
Wells in progress	6,625	5,414
Subtotal, unevaluated costs	42,695	32,484

Evaluated costs:
Producing and non-producing	148,693	69,667
Total capitalized costs	191,388	102,151
Less, accumulated depletion	(18,854)	(9,731)
Oil and gas properties, net	172,534	92,420

Other property and equipment:
Vehicles	200	164
Leasehold improvements	71	71
Office equipment	203	157
Land	44	44
Less, accumulated depreciation	(242)	(154)
Other property and equipment, net	276	282

Total property and equipment, net	$172,810	$92,702

Periodically, the Company reviews its unevaluated properties to determine if the carrying value of such assets exceeds estimated fair value. The reviews for the three months and nine months ended May 31, 2013 and 2012 indicated that estimated fair values of such assets exceeded carrying values, thus revealing no impairment. The full cost ceiling test, explained in Note 1, and, as performed for the three months and nine months ended May 31, 2013 and 2012, similarly revealed no impairment of oil and gas assets.

3.	Acquisition

On October 23, 2012, the Company entered into a definitive purchase and sale agreement (“the Agreement”), with Orr Energy, LLC (“Orr”), for its interests in 36 producing oil and gas wells and approximately 3,933 gross (3,196 net) mineral acres (the “Orr Assets”). On December 5, 2012, the Company closed the transaction for a combination of cash and stock.  Orr received 3,128,422 shares of the Company’s common stock valued at $13.5 million and cash consideration of approximately $29.0 million. Transaction costs related to the acquisition were approximately $109,000, all of which were recorded in the statement of operations within the general and administrative expenses line item for the nine months ended May 31, 2013.   No material costs were incurred for the issuance of the shares of common stock.

The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of December 5, 2012.  The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed and is subject to revision as the Company continues to evaluate the fair value of the acquisition (in thousands):

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

As stated above, on December 5, 2012, the Company completed an acquisition of oil and gas properties from Orr Energy.  Below are the combined results of operations for the three and nine months ended May 31, 2013 and 2012 as if the acquisition had occurred on September 1, 2011.

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

	Three Months Ended		Nine Months Ended
	(in thousands)		(in thousands)
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Oil and Gas Revenues	$12,314	$9,182	$33,086	$24,034

Net income	$3,615	$3,298	$9,124	$12,226

Earnings per common share
Basic	$0.07	$0.06	$0.17	$0.25
Diluted	$0.06	$0.06	$0.16	$0.24

4.	Interest Expense

The components of interest expense recorded for the three months and nine months ended May 31, 2013 and 2012, consisted of the following:

	Three Months Ended		Nine Months Ended
	(in thousands)		(in thousands)
	May 31	May 31	May 31	May 31
	2013	2012	2013	2012

Revolving bank credit facility at a variable rate	$381	$38	$756	$83
Related party note payable at 5.25%	-	-	-	68
Amortization of debt issuance costs	40	-	110	-
Less, interest capitalized	(327)	(38)	(772)	(151)
Interest expense, net	$94	$-	$94	$-

5.	Depletion, depreciation and amortization

Depletion, depreciation and amortization for the three months and nine months ended May 31, 2013 and 2012, consisted of the following:

	Three Months ended		Nine Months ended
	(in thousands)		(in thousands)
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Depletion	$3,744	$1,789	$9,123	$4,479
Depreciation and amortization	76	45	193	121
	$3,820	$1,834	$9,316	$4,600

6.	Revolving Credit Facility

On November 28, 2012, the Company entered into an amendment to its revolving credit facility (“LOC”) with Community Banks of Colorado, successor in interest to Bank of Choice.  The amended agreement adds CoBiz banks, dba Colorado Business Bank, and Amegy Bank National Association, as lenders (collectively the “banks”).  The amended terms include an increase to $150 million in the maximum amount of borrowings available to the Company, subject to a borrowing base limitation.  Community Banks of Colorado acts as the administrative agent for the banks with respect to the LOC.  The credit facility expires on November 28, 2016.

Interest under the LOC is payable monthly and accrues at a variable rate, subject to a minimum rate. The interest rate pricing grid includes pricing differentials based upon LOC utilization.  For each borrowing, the Company designates its choice from the pricing grid, which can be either the Prime Rate plus a margin of 0% to 1%, or London Interbank Offered Rate (LIBOR) plus a margin of 2.75% to 3.25%.  The average interest rate incurred during the nine months ended May 31, 2013, was 3.3%.  As of May 31, 2013, the interest rate on the outstanding balance was 3.5%, representing LIBOR plus 3.0%.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain customary financial ratios.  Certain of the Company’s assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves.  The borrowing base limitation is generally subject to redetermination on a semi-annual basis.  The borrowing base was recently increased from $47 million to $75 million based upon the reserve report as of February 28, 2013.  At the same time, Texas Capital Bank, N. A, was added to the LOC as an additional lender.

Terms of the LOC require the Company to maintain hedge contracts covering future production quantities that are included in the borrowing base.  Subsequent to an initial transition period, the Company is required to hedge a minimum of 45% of scheduled production for a rolling 24 months.  The Company is not allowed to hedge more than 80% of scheduled production.  Information about the Company’s  hedging position is presented in Note 8.

7.	Asset Retirement Obligations

Upon completion or acquisition of a well, the Company recognizes obligations for its oil and gas operations for anticipated costs to remove and dispose of surface equipment, plug and abandon the wells, and restore the drilling sites to its original use.  The estimated present value of such obligations is determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations.  Changes in estimates are reflected in the obligations as they occur.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  The revisions recognized during 2013 were primarily from increases in the undiscounted abandonment cost estimates.

The following table summarizes the change in asset retirement obligations for the nine months ended May 31, 2013:

(in thousands)
Asset retirement obligations, August 31, 2012	$1,027
Liabilities incurred	360
Liabilities assumed	240
Liabilities settled	-
Change in estimate	962
Accretion	105
Asset retirement obligations, May 31, 2013	$2,694

8.	Commodity Derivative Instruments

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

The Company’s commodity derivative contracts as of May 31, 2013 are summarized below:

Contract Type	Basis (1)	Quantity (Bbl/month)	Strike Price ($/Bbl)	Term
Collar	NYMEX	3,014	$87.00 - $102.50	Jun 1, 2013 - Dec 31, 2013
Collar	NYMEX	1,840	$85.00 - $98.50	Jan 1, 2014 - Dec 31, 2014
Collar	NYMEX	7,000	$80.00 - $92.50	Jan 1, 2015 - Jun 30, 2015

Contract Type	Basis (1)	Quantity (Bbl/month)	Swap Price ($/Bbl)	Term
Swap	NYMEX	3,014	$91.70	Jun 1, 2013 - Dec 31, 2013
Swap	NYMEX	6,000	$96.35	Jun 1, 2013 - Dec 31, 2013	(2)
Swap	NYMEX	8,000	$94.45	Jun 1, 2013 - Dec 31, 2013
2013 Total/Average		17,014	$94.17
Swap	NYMEX	1,840	$90.80	Jan 1, 2014 - Dec 31, 2014
Swap	NYMEX	2,000	$90.11	Jan 1, 2014 - Dec 31, 2014
Swap	NYMEX	5,000	$90.50	Jan 1, 2014 - Dec 31, 2014
2014 Total/Average		8,840	$90.47

(1) NYMEX refers to WTI quoted prices on the New York Mercantile Exchange
(2) In connection with entering into these swaps with premium hedged prices, the counterparty has the right, but not the obligation to extend the swap to January 1, 2014 through December 31, 2014 at the current strike price and quantity. This option expires on December 31, 2013.

The following table details the fair value of the derivatives recorded in the applicable balance sheet, by category:

		As of	As of
Derivatives	Balance Sheet Location	May 31, 2013 (in thousands)	August 31, 2012 (in thousands)
Asset
Commodity derivatives	Current assets	$320	$-
Commodity derivatives	Noncurrent assets	$48	$-

The amount of gain (loss) recognized in the statements of operations related to derivative financial instruments was as follows:

	Three Months ended		Nine Months ended
	(in thousands)		(in thousands)
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Unrealized gain on commodity derivatives	$502	$-	$368	$-
Realized gain on commodity derivatives	38	-	18	-
Total gain	$540	$-	$386	$-

9.	Fair Value Measurements

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

The acquisition of a group of assets in a business combination transaction requires fair value estimates for assets acquired and liabilities assumed.  The fair value of assets and liabilities acquired through business combinations is calculated using a discounted-cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including risk-adjusted oil and gas reserves, commodity prices and operating costs.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2013 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at May 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative asset	$-	$368	$-	$368

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At May 31, 2013, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as level 2.

10.	Related Party Transaction

The Company leases office space and an equipment yard from HS Land & Cattle, LLC (“HSLC”) in Platteville, Colorado for $10,000 per month.  The twelve month lease arrangement with HSLC is renewable annually on July 1.   Under the lease arrangement, the Company paid HSLC $30,000 and $90,000 during each of the three and nine months ended May 31, 2013 and 2012.  HSLC is controlled by two of the Company’s executive officers.

11.	Shareholders’ Equity

The Company’s classes of stock are summarized as follows:

	As May 31,	As August 31,
	2013	2012
Preferred stock, shares authorized	10,000,000	10,000,000
Preferred stock, par value	$0.01	$0.01
Preferred stock, shares issued and outstanding	-	-
Common stock, shares authorized	100,000,000	100,000,000
Common stock, par value	$0.001	$0.001
Common stock, shares issued and outstanding	55,700,330	51,409,340

Preferred Stock may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common stock issued for acquisition of mineral interests

During the nine months ended May 31, 2013 the Company issued common shares in exchange for mineral property interests.  The value of each transaction was determined using the market price of the Company’s common stock on the date of each transaction.

For the nine months ended May 31, 2013
Number of common shares issued for mineral property leases	674,026
Number of common shares issued for Orr Energy acquisition	3,128,422
Total common shares issued	3,802,448

Average price per common share	$4.36
Aggregate value of shares issued (in thousands)	$16,594

The following table summarizes information about the Company’s issued and outstanding common stock warrants as of May 31, 2013:

Exercise Price	Description	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares
$1.60	Series D	324,882	1.6	519,811
$2.69	Investor Relations Warrants	50,000	2.7	134,500
$6.00	Series C	8,960,000	1.6	53,760,000
		9,334,882	1.6	$54,414,311

The following table summarizes activity for common stock warrants for the nine month period ended May 31, 2013:

	Number of Warrants		Weighted Average Exercise Price
Outstanding, August 31, 2012	15,031,067		$6.02
Granted	-		-
Exercised	(548,185	) *	$1.94
Expired	(5,148,000)		$6.78
Outstanding, May 31, 2013	9,334,882		$5.81

* Warrants exercised include 435,719 warrants exercised on a cashless basis in exchange for 329,992 shares of common stock, which reduced the net cash proceeds to the Company to $0.85 per warrant.

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

The amount of stock based compensation expense recorded for each of the three and nine months ended May 31, 2013 and 2012 is shown in the table below:

	Three Months ended		Nine Months ended
	(in thousands)		(in thousands)
	May 31	May 31	May 31	May 31
	2013	2012	2013	2012
Stock options	$392	$108	$671	$323
Restricted stock grants	219	-	277	-
Investor relations warrants	-	-	46	-
	$611	$108	$994	$323

For the periods presented, all stock based compensation expense was classified as a component within General and Administrative expenses on the Statements of Operations.

During the reporting periods presented below, the Company granted the following employee stock options:

	Three Months ended		Nine Months ended
	May 31	May 31	May 31	May 31
	2013	2012	2013	2012
Number of options to purchase common shares	535,000	50,000	890,000	150,000
Weighted average exercise price	$6.68	3.25	$5.82	$2.95
Term (in years)	10.0	10	10.0	10
Vesting Period (in years)	5	5	5	4-5
Fair Value (in thousands)	$2,371	102	$3,482	$280

The assumptions used in valuing stock options granted during each of the nine months presented were as follows:

	Nine Months Ended
	May 31, 2013	May 31, 2012
Expected Term	6.4 years	6.5 years
Expected Volatility	78.7%	69.43%
Risk free rate	1.06%	1.12-1.35%
Expected dividend yield	0.00%	0.00%
Forfeiture rate	0.00%	0.00%

The following table summarizes activity for stock options for the nine months ended May 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2012	4,915,000	$5.09
Granted	890,000	$5.82
Exercised	-	-
Outstanding, May 31, 2013	5,805,000	$5.20

The following table summarizes information about issued and outstanding stock options as of May 31, 2013:

	Outstanding Options	Vested Options
Number of shares	5,805,000	4,399,500
Weighted average remaining contractual life	2.7 years	0.7 years
Weighted average exercise price	$5.20	$5.32
Aggregate intrinsic value (in thousands)	$15,580	$12,929

The estimated unrecognized compensation cost from unvested stock options as of May 31, 2013, which will be recognized ratably over the remaining vesting phase, is as follows:

Unvested Options at May 31, 2013
Unrecognized compensation expense (in thousands)	$ 4,072
Remaining vesting phase	3.4 years

13.	Commitments and Contingencies

From time to time, the Company receives notice from other operators of their intent to drill and operate a well in which the Company will own a working interest.  The Company has the option to participate in the well and assume the obligation for its pro-rata share of the costs.  As of May 31, 2013, the Company was participating in six horizontal wells and two vertical wells that were in various stages of drilling or completion.  Costs accrued for these eight wells in progress totaled $2.4 million.  Also as of May 31, 2013, the Company had agreed to participate in 14 future horizontal wells and five future vertical wells and expects that its share of future costs will be approximately $6.2 million.

In addition, the Company has been notified by other operators of their non-binding intent to drill 41 horizontal wells and 2 vertical wells in which the Company may own an interest.  As of May 31, 2013, the Company had not yet committed to participate in these potential wells.  Since drilling plans frequently change, the Company does not begin to track its working interest or cost obligation of potential wells until it has committed to participate in the well.

Effective April 25, 2013, the Company entered into a turn-key drilling contract with Ensign United States Drilling, Inc. (Ensign) to drill a minimum four horizontal wells. Drilling commenced on May 16, 2013 and is expected to be completed by fiscal year-end.  Total payments due to Ensign will depend upon a number of variables, including the location of wells drilled, the target formation, and other technical details.  The Company estimates that this contract will cover the drilling of five horizontal wells with total drilling costs of approximately $5.5 million.

14.	Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the nine months ended May 31, 2013 2012:

	Nine Months ended
	(in thousands)
	May,	May,
	2013	2012
Supplemental cash flow information:
Interest paid	$756	$225
Income taxes paid	-	-

Non-cash investing and financing activities:
Well costs payable	$6,625	$5,878
Assets acquired in exchange for common stock	16,594	1,494
Asset retirement costs and obligations	1,562	214

15.	Subsequent Events

On June 19, 2013, the Company closed on the sale of 13,225,000 shares of common stock pursuant to an underwriting agreement with Johnson Rice & Company LLC, acting severally on behalf of itself and the other underwriters.  The public offering price was $6.25 per share and net proceeds to the Company, after deduction of underwriting discounts and expenses payable by the Company were $78.3 million.  Proceeds from the offering are expected to partially fund the Company’s capital expenditures for fiscal year 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the financial condition as of May 31, 2013, and the results of operations for the three months and nine months ended May 31, 2013 and 2012. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Form 10-K for the fiscal year ended August 31, 2012.

Overview

Synergy Resources Corporation (“we,” “our,” “us” or “the Company”) is a growth-oriented independent oil and gas company engaged in the acquisition, development, and production of crude oil and natural gas in and around the Denver-Julesburg Basin (“D-J Basin”) of Colorado. Substantially all of our producing wells are either in or adjacent to the Wattenberg Field, which has a history as one of the most prolific production areas in the country.  In addition to the approximately 17,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold significant undeveloped acreage positions in (i) the northern extension area of the D-J Basin, (ii) in an area around Yuma County that produces dry gas, and (iii) in western Nebraska.  While we do not expect to devote significant resources to the exploration and development of our holdings outside of the Wattenberg Field in the near future, we recently participated in a well in Yuma County that is producing dry gas and we expect to drill two test wells in the northern extension area during the next seven months.

Since commencing active operations in September 2008, we have undergone significant growth. As disclosed in the following table, as of May 31, 2013, we have drilled, acquired, or participated in 294 gross oil and gas wells.  A total of 285 wells had reached productive status at May 31, 2013 and there were nine wells at various stages of the drilling and completion process.  We have not drilled any non-productive wells.

	Operated		Participated
Year	Drilled	Completed	Drilled	Completed	Acquired
2009	-	-	2	2	-
2010	36	22	-	-	-
2011	20	28	11	11	72
2012	51	47	13	5	4
2013	28	37	21	21	36
Total	135	134	47	39	112

As of May 31, 2013 our estimated proved reserves exceeded 6.6 million Bbls of oil and 42 Bcf of gas.  We currently hold approximately 360,000 gross acres and 230,000 net acres under lease.

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

Historically, we are a company that has drilled vertical wells.  All wells that we drilled, participated in, or acquired prior to 2012 were relatively low-risk vertical wells.  Newer technology allows extraction of hydrocarbon deposits by drilling horizontal wells.  The new technology is evolving rapidly.  In 2012, we began to participate with other operators in horizontal wells.  As of May 31, 2013, nine of those wells had reached productive status.  Our participation in those wells allowed us to evaluate the new technology and formulate plans for horizontal wells that we would drill and operate.

Our most recent analysis indicates that the return from horizontal wells exceeds the return from vertical wells.  We plan to transition our primary emphasis from vertical drilling to horizontal drilling during the remainder of the fiscal year.  During May 2013, drilling operations commenced on the first horizontal well at our Renfroe prospect.

Our capital expenditure budget for 2013 anticipated participation in ten horizontal wells operated by others and included plans to drill and operate four horizontal wells for our own account.  During the nine months ended May 31, 2013, we had participated in ten wells (including both wells that had reached productive status and wells that were still in process), and we had agreed to participate in 14 additional wells, most of which will commence drilling operations after the conclusion of our fiscal year.  We expect to drill five wells on the Renfroe prospect by August 31, 2013.

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

Significant Developments

As an operator, we began our transition from vertical drilling to horizontal drilling.  During May 2013 drilling operations commenced on the first horizontal well at our Renfroe prospect.  By the end of June, we had completed the drilling phase for two wells and were drilling the third horizontal well on the Renfroe pad where we initially expect to drill five wells.

During the first half of the fiscal year, we continued our active vertical well drilling program.  We substantially completed our 2013 plans for drilling vertical wells during the second quarter.  During the third quarter, our efforts shifted to horizontal wells to be drilled during the remaining months of the fiscal year.  From September 1, 2012, through May 31, 2013, we drilled 27 new vertical wells and brought all of them into productive status.  In addition, the ten vertical wells that were in progress at August 31, 2012 reached productive status.  With regard to activity on wells in which we participate as a non-operating interest owner, 21 wells were drilled (including ten horizontal wells) and 21 wells reached productive status (including six horizontal wells) during the nine month period.  Eight non-operated wells were in various stages of drilling or completion at May 31, 2013.

On March 13, 2013, we completed an Exploration Agreement with Vecta Oil and Gas, Ltd., whereby we substantially increased our exposure in the Northern DJ basin area which has seen increasing drilling activity by other oil and gas companies.  Vecta, a firm which has considerable technical acumen in geology and geophysics, will provide their scientific expertise while we provide our expertise as oil and gas operators.  The Vecta deal fits our strategy on several fronts.  First, it expanded our net acreage in the area by nearly forty percent while spreading our risk across a larger section of the play.  Secondly, it allowed us to do so at competitive prices, as our average cost per acre for more than 19,000 acres in the Northern DJ Basin is approximately $400 per acre.  The leases have an average remaining term of three years and contain renewal options that will allow us to extend the term of the leases for another two or three years at a cost of less than $100 per acre.    Lastly, the area has potential for multiple pay formations, including the Greenhorn, Niobrara, D Sand and J Sand.

On December 5, 2012, we completed an acquisition of assets from Orr Energy LLC.  The assets included 36 producing oil and gas wells along with a number of undeveloped leases.  We assumed operational responsibility on 35 of the producing wells.  Purchase consideration included cash of $29 million and 3,128,422 shares of our restricted common stock.  Our evaluation of the net assets indicates that the fair value of the acquisition approximates $42 million.  Revenues and expenses from the Orr properties were consolidated with our operations commencing on December 5, 2012.

In November 2012, we modified our borrowing arrangement with Community Banks of Colorado, successor in interest to Bank of Choice, to increase the maximum allowable borrowings.  The new revolving line of credit increases the maximum lending commitment to $150 million, subject to a borrowing base calculation.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain financial ratios.  The borrowing arrangement is collateralized by certain of our assets, including producing properties.  Maximum borrowings are subject to reduction based upon a borrowing base calculation, which will be re-determined semi-annually using updated reserve reports.  Based upon the semi-annual redetermination derived from the February 28, 2013 reserve report, the borrowing base limitation was increased from $47 million to $75 million.

In December, we utilized a portion of the financing available through this arrangement to fund the acquisition of the Orr assets.  We currently have approximately $30 million available for future borrowings if needed.  Additional borrowings, if any, are expected to be used to fund acquisitions, expenditures for well drilling and development, and to provide working capital.

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

We commenced our commodity hedging program beginning January 1, 2013.  As of May 31, 2013, we have hedged approximately 310,000 barrels of oil through June 30, 2015.  We use both commodity swaps and collars.  Our hedge positions generated a gain of $540,000 during the quarter, consisting of realized gains of $38,000 and net unrealized gains of $502,000.  Our commodity hedge positions are revalued at fair value for each reporting period, and can have a significant impact on reported results of operations.

RESULTS OF OPERATIONS

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended May 31, 2013, compared to the three months ended May 31, 2012

For the three months ended May 31, 2013, we reported net income of $3.6 million compared to $2.4 million during the three months ended May 31, 2012.  Earnings per basic share were $0.07 for the three months ended May 31, 2013 compared to $0.05 for the three months ended May 31, 2012.  Earnings per diluted share were $0.06 for the three months ended May 31, 2013 compared to $0.05 for the three months ended May 31, 2012. The comparison between the two periods was primarily influenced by increasing revenues and expenses associated with the increased number of producing wells including the effect of income taxes.  As of May 31, 2013 we had 285 gross producing wells (223 wells net), compared to 170 gross producing wells (130 wells net) as of May 31, 2012.

Oil and Gas Production and Revenues – For the three months ended May 31, 2013 we recorded total oil and gas revenues of $12.3 million compared to $7.5 million for the three months ended May 31, 2012, an increase of $4.8 million or 64%.  Our growth in revenue was the result of an increase in our production volume of 66% during the intervening period.  For the quarter, our gas/oil ratio (“GOR”) was 44/56.  During the comparable prior period, our GOR was 46/54.

Our revenues are sensitive to changes in commodity prices.  As shown in the following table, average realized prices have declined by 7.9% for oil and increased 31.5% for natural gas.  To mitigate the impact of short term price fluctuations, we engage in commodity swap and collar transactions.  The following table presents actual realized prices, without the effect of hedge transactions.

Key production information is summarized in the following table:

	Three Months Ended
	May 31,	May 31,
	2013	2012	Change
Production:
Oil (Bbls)	115,225	69,230	66.4%
Gas (McF)	553,909	333,200	66.2%
BOE (Bbls)	207,543	124,763	66.3%

Revenues (in thousands):
Oil	$9,677	$6,314	53.3%
Gas	2,637	1,208	118.3%
Total	$12,314	$7,522	63.7%

Average sales price:
Oil	$83.98	$91.21	(7.9%)
Gas	$4.76	$3.62	31.5%
BOE (Bbls)	$59.33	$60.29	(1.6%)

 “Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  “Mcf” refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Net oil and gas production for the three months ended May 31, 2013 was 207,543 BOE, or 2,256 BOE per day. For the three months ended May 31, 2012, production averaged 1,356 BOE per day, a year over year increase of 66%.  As a further comparison, average BOE production was 2,067 per day during the quarter ended February 28, 2013, a quarter over quarter increase of 9%.  The significant increases in production from the comparable prior periods reflect the additional wells that began production over the past twelve months and production from the wells acquired in the Orr transaction.  The Orr wells provided approximately 326 BOE per day during the quarter.

The increased production as described in the preceding paragraph has been achieved despite production difficulties encountered on our older vertical wells.  Our vertical wells have generally been affected by pressure and capacity issues in the gathering system and we have been unable to produce at full capacity.  See the section titled “Trend and Outlook” for additional information.

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows:

	Three Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Production Costs	$993	$352
Work-Over	55	-
Other	-	104
Lifting cost	1,048	456
Severance and ad valorem taxes	1,067	703
Total LOE	$2,115	$1,159

Per BOE:
Production costs	$4.78	$2.82
Work-Over	0.27	-
Other	-	0.83
Lifting cost	5.05	3.65
Severance and ad valorem taxes	5.14	5.64
Total LOE	$10.19	$9.29

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 9% for the three months ended May 31, 2013 and 9% for the three months ended May 31, 2012.

On a BOE basis, production costs increased approximately 70% for the quarter ended May 31, 2013 compared to the quarter ended May 31, 2012.  The increase is primarily due to costs incurred to mitigate production difficulties within the Wattenberg Field. We incurred additional costs to provide wellhead compression at some well locations.   In addition, we began a work-over program to improve pressures and flows from older wells.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table:

	Three Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Depletion	$3,744	$1,789
Depreciation and amortization	76	45
Total DDA	$3,820	$1,834

DDA expense per BOE	$18.41	$14.70

The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves.  The capitalized costs of evaluated oil and gas properties are depleted using the units-of-production method based on estimated reserves.  Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate.  For the three months ended May 31, 2013, production volumes of 207,543 BOE and estimated net proved reserves of 13,630,953 BOE were the basis of the depletion rate calculation.  For the three months ended May 31, 2012, production volumes of 124,763 BOE and estimated net proved reserves of 7,756,563 BOE were the basis of the depletion rate calculation.  Depletion expense per BOE increased approximately 25% primarily as a result of additional DDA associated with newly acquired assets.

General and Administrative – The following table summarizes the components of general and administration expenses:

	Three Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Cash based compensation	$646	$390
Stock based compensation	611	108
Professional fees	318	173
Insurance	54	33
Other general and administrative	74	64
Capitalized general and administrative	(189)	(86)
Totals	$1,514	$682

G&A Expense per BOE	$7.29	$6.87

Cash based compensation includes payments to employees.  Stock based compensation includes compensation paid to employees, directors and service providers in the form of either stock options, warrants, or restricted stock grants.  The amount of expense recorded for stock options and warrants is calculated by using the Black-Scholes-Merton option pricing model.  The amount of expense recorded for common stocks grants is calculated based upon the closing market value of the shares.  The increase in compensation expense from 2012 to 2013 reflects the expansion of our business, including the addition of new employees.  As of May 31, 2013, we employed 16 persons on a full-time basis, compared to 11 persons as of May 31, 2012.

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

Income taxes – We reported income tax expense of $1.7 million for the three months ended May 31, 2013, representing an effective tax rate of 32%.  During the comparable prior year period, we reported income tax expense of $1.4 million, representing an effective tax rate of 37%.  We reduced the estimated effective tax rate during 2013 to reflect the expected tax benefit from statutory depletion.

For tax purposes, we have a net operating loss (“NOL”) carryover in excess of $29.5 million, which is available to offset future taxable income.  Accordingly, we do not expect to pay income taxes during the current fiscal year, and all of our income tax expense is reported as a deferred item.

For the nine months ended May 31, 2013, compared to the nine months ended May 31, 2012

For the nine months ended May 31, 2013, we reported net income of $8.6 million compared to net income of $10.2 million for the nine months ended May 31, 2012.  Earnings per basic and diluted share were $0.16 and $0.15, respectively, for the nine months ended May 31, 2013, compared to $0.23 per basic and $0.22 per diluted share for the nine months ended May 31, 2012.  The comparison between the two years was primarily influenced by increasing revenues and expenses associated with the increased number of producing wells, as well as the effect of deferred income taxes.  As of May 31, 2013 we had 285 gross producing wells (223 wells net), compared to 170 gross producing wells (130 wells net) as of May 31, 2012.  The 2013 period included tax expense of $4.6 million while the 2012 period included a tax benefit of $1.8 million, for a net difference of $6.4 million.  A full explanation of income taxes is provided later in this section.

Oil and Gas Production and Revenues – For the nine months ended May 31, 2013 we recorded total oil and gas revenues of $31.5 million compared to $18.2 million for the nine months ended May 31, 2012, an increase of $13.3 million or 73%.  Our growth in revenue was the result of an increase in our production volume of 86% over the comparative period, and a decrease in our average selling price per BOE of 7%.  For the nine months ended May 31, 2013, our gas/oil ratio (“GOR”) was 46/54.  During the comparable prior period, our GOR was 45/55.

Our revenues are sensitive to changes in commodity prices. As shown in the following table, average realized prices have declined by 8.5% for oil and increased 2.7% for natural gas.  To mitigate the impact of short term price fluctuations, we engage in commodity swap and collar transactions.  The following table presents actual realized prices, without the effect of hedge transactions.

Key production information is summarized in the following table:

	Nine Months Ended
	May 31,	May 31,
	2013	2012	Change
Production:
Oil (Bbls)	296,220	160,995	84.0%
Gas (McF)	1,489,624	794,691	87.4%
BOE (Bbls)	544,490	293,444	85.6%

Revenues (in thousands)
Oil	$24,662	$14,646	68.4%
Gas	6,887	3,574	92.7%
Total	$31,549	$18,220	73.2%

Average sales price:
Oil	83.25	$90.97	(8.5%)
Gas	4.62	$4.50	2.7%
BOE (Bbls)	57.94	$62.09	(6.7%)

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

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows:

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Production Costs	$2,153	$892
Work-Over	199	41
Other	-	115
Lifting cost	2,352	1,048
Severance and ad valorem taxes	2,975	1,672
Total LOE	$5,327	$2,720

Per BOE:
Production costs	$3.95	$3.04
Work-Over	0.37	0.14
Other	-	0.39
Lifting cost	4.32	3.57
Severance and ad valorem taxes	5.46	5.70
Total LOE	$9.78	$9.27

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 9% for the nine months ended May 31, 2013 and 9% for the nine months ended May 31, 2012.

On a BOE basis, production costs increased approximately 30% for the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012.  The increase is primarily due to costs incurred to mitigate production difficulties within the Wattenberg field. We incurred additional costs to provide wellhead compressors at some locations.   In addition, we began a work-over program to improve pressures and flows from older wells.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table:

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Depletion	$9,123	$4,479
Depreciation and amortization	193	121
Total DDA	$9,316	$4,600

DDA expense per BOE	$17.11	$15.68

The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves.  The capitalized costs of evaluated oil and gas properties are depleted using the units-of-production method based on estimated reserves.  Production volumes for the quarter are compared to beginning of quarter estimated total reserves to calculate a depletion rate.  For the nine months ended May 31, 2013, production volumes of 544,491 BOE and estimated net proved reserves of 12,973,700 BOE were the basis of the depletion rate calculation.  For the nine months ended May 31, 2012, production volumes of 293,444 BOE and estimated net proved reserves of 5,705,333 BOE were the basis of the depletion rate calculation.  Depletion expense per BOE increased approximately 9% primarily as a result of additional DDA associated with newly acquired assets.

General and Administrative – The following table summarizes the components of general and administration expenses:

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Cash based compensation	$1,856	$1,370
Stock based compensation	994	323
Professional fees	894	691
Insurance	142	103
Other general and administrative	542	326
Capitalized general and administrative	(415)	(254)
Totals	$4,013	$2,559

G&A Expense per BOE	$7.37	$8.72

Cash based compensation includes payments to employees.  Stock based compensation includes compensation paid to employees, directors and service providers in the form of either stock options, warrants, or restricted stock grants.  The amount of expense recorded for stock options and warrants is calculated by using the Black-Scholes-Merton option pricing model.  The amount of expense recorded for common stocks grants is calculated based upon the closing market value of the shares.  The increase in compensation expense from 2012 to 2013 reflects the expansion of our business, including the addition of new employees.  As of May 31, 2013, we employed 16 persons on a full-time basis, compared to 11 persons as of May 31, 2012.

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

Income taxes – We reported income tax expense of $4.6 million for the nine months ended May 31, 2013, representing an effective tax rate of 35%.  Our estimated tax rate for 2013 has been reduced from 37% to 35% to reflect the expected tax benefit from statutory depletion.  During the comparable prior year period, we reported a tax benefit of $1.8 million.  During 2012, we recognized the one-time tax benefit from taxable losses generated during our early years of operations.  Those early losses created a net operating loss carryover.

For tax purposes, we have a net operating loss (“NOL”) carryover in excess of $29.5 million, which is available to offset future taxable income.  Accordingly, we do not expect to pay income taxes during the current fiscal year, and all of our income tax expense is reported as a deferred item.

LIQUIDITY AND CAPITAL RESOURCES

Our sources and (uses) of funds for the nine months ended May 31, 2013, and 2012 are summarized below:

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Cash provided by operations	$28,243	$17,078
Acquisition of oil and gas properties and equipment	(70,269)	(34,026)
Cash provided by equity financing activities	467	37,422
Net borrowings	41,486	(2,200)
Net increase in cash and cash equivalents	$(73)	$18,274

Net cash provided by operating activities was $28.2 million and $17.0 million for the nine months ended May 31, 2013 and 2012, respectively.  In addition to our analysis using amounts included in the cash flow statement, we evaluate operations using a non-GAAP measure called “adjusted EBITDA,” which adjusts for cash flow items that merely reflect the timing of certain cash receipts and expenditures.  Adjusted EBITA was $23.2 million and $13.3 million for the nine months ended May 31, 2013 and 2012, respectively.

The cash flow statement reports actual cash expenditures for capital expenditures, which differs from total capital expenditures on a full accrual basis.  Specifically, cash paid for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.  On a full accrual basis, capital expenditures totaled $89.3 million and $36.7 million for the nine months ended May 31, 2013 and 2012, respectively, compared to cash payments of $70.3 million and $34.0 million, respectively.  A reconciliation of the differences is summarized in the following table:

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Cash payments	$70,269	$34,026
Accrued costs, beginning of period	(5,733)	(4,967)
Accrued costs, end of period	6,625	5,878
Properties acquired in exchange for common stock	16,594	1,494
Asset retirement obligations	1,562	214
Capital expenditures	$89,317	$36,645

Our capital budget for fiscal 2013 contemplated spending of $82.1 million, exclusive of assets acquired in exchange for common stock.  Since the 2013 capital budget was prepared, we increased our drilling activities for both operated and non-operated wells.  During the nine months ended May 31, 2013, we spent $70.3 million and expect to spend approximately $29.0 million during the fourth quarter.  Included in nine month spending was $29.1 million for the acquisition of producing properties, $6.6 million for leasing activities, $20.8 million to drill and / or complete 37 operated wells, and $8.9 million for drilling and completion activities on non-operated wells.  Fourth quarter spending is estimated at $6.5 million for non-operated wells and $22.5 million for five horizontal wells planned for the Renfroe prospect.

Funds for our capital expenditures were provided primarily by cash balances on hand, cash flow from operations, and additional borrowing under our revolving line of credit.  Our net borrowings for the year were $41.5 million, most of which were used to partially fund the acquisition of operating assets from Orr Energy

Our primary need for cash for the fiscal year ending August 31, 2014, will be to fund our drilling and acquisition programs.  Our cash requirements are expected to increase significantly as we implement our horizontal drilling program.  Each horizontal well is estimated to cost $4.5 million, compared to the estimated cost of a vertical well of $0.8 million.  Under the preliminary plans for our 2014 capital budget, we estimate capital expenditures of approximately $157.1 million, consisting of drilling and completion costs for wells which we operate, our pro-rata share of the costs on wells drilled by other operators, and the costs of acquiring properties.  It is our plan to drill 20 net horizontal wells during the year and to participate in 5 net non-operated horizontal wells at a total cost of $112.5 million.  We expect to drill or participate in 12 vertical wells at a total cost of $9.6 million.  Leasing activities are expected to cost $5.0 million, and the acquisition of producing properties is budgeted for $30.0 million.  Our capital expenditure estimate is subject to adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

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

Subsequent to May 2013 we completed the sale of common stock for net proceeds of $78.3 million.  The underwritten offering, which closed on June 19, 2013, was comprised of 13,225,000 shares of common stock at a price to the public of $6.25 per share.

For 2014, we believe that the cash flow from operations plus proceeds from the sale of common stock during June 2013 plus additional borrowings available under our revolving line of credit facility will be sufficient to meet our liquidity needs during the fiscal year.

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

The following table presents a reconciliation of our non-GAAP financial measure to its nearest GAAP measure.

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2013	2012
Adjusted EBITDA:
Net income	$8,585	$10,177
Depreciation, depletion and amortization	9,316	4,600
Provision for income tax	4,620	(1,809)
Stock based compensation	994	323
Commodity derivative change	(368)	-
Interest Expense	94	-
Interest income	(20)	(27)
Adjusted EBITDA	$23,221	$13,264

TREND AND OUTLOOK

Since calendar year 2012, the Wattenberg Field experienced elevated line pressure in the natural gas and liquids gathering system.  Issues with high line pressure are continuing during 2013.  High line pressure restricts our ability to produce crude oil and natural gas.  As line pressures increase, it becomes more difficult to inject gas produced by our wells into the pipeline.  When line pressure is greater than the operating pressure of our wellhead equipment, the wellhead equipment is unable to inject gas into the pipeline, and our production is restricted or shut-in.  Since our wells produce a mixture of crude oil and natural gas, restrictions in gas production also restrict oil production.  Although various factors can cause increased line pressure, a significant factor in our area is the success of horizontal wells that have recently been drilled.  As new horizontal wells come on-line with increased pressures and volumes, they produce more gas than the gathering system was designed to handle.  Once a pipeline is at capacity, pressures increase and older wells with less natural pressure are not able to compete with the new wells.  The pace of horizontal drilling in the Wattenberg is accelerating and it appears that it will be some time before the gathering system will have sufficient capacity to eliminate the high line pressure issues.

We are taking steps to mitigate high line pressures.  Where possible, we have installed compressors to aid the wellhead equipment in its injection of gas into the system.  In addition, companies that operate the gas gathering pipelines are making significant capital investments to increase system capacity.  As publicly disclosed, DCP Midstream Partners (“DCP”) is currently implementing a multi-year facility expansion capable of significantly increasing the long-term gathering and processing capacity in the Wattenberg Field.  A significant improvement in the system will occur in the summer of 2013 when a new processing plant in LaSalle, CO comes on line. The LaSalle, CO plant will have an estimated capacity of 110 million cubic feet per day.  DCP has also announced the building of the Lucerne Plant II, northeast of Greeley in Weld County, with a maximum capacity of 230 mmcf/d, estimated to begin operations in 2014.  At this time, we do not know how long it will take for the mitigation efforts to remedy the problem.

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

It is expected that our principal source of cash flow will be from the production and sale of oil and gas reserves which are depleting assets.  Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing from more sources or on better terms, and lessens the difficulty of obtaining financing.  However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

A decline in oil and gas prices (i) will reduce our cash flow which in turn will reduce the funds available for exploring and replacing oil and gas reserves, (ii) will potentially reduce our current LOC borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, and (v) may result in marginally productive oil and gas wells being abandoned as non-commercial.  However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

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

Interest Rate Risk - At May 31, 2013, we had debt outstanding under our bank credit facility totaling $44.5 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At May 31, 2013, the interest rate was 3.5%, based upon LIBOR plus a margin of 3%.  We are currently incurring interest at a rate of 3.5%, and we are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  If interest rates increase, our interest expense would increase and our available cash flow would decrease.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SYNERGY RESOURCES CORPORATION

Date: July 9, 2013	By:	/s/ Ed Holloway
Ed Holloway, President and Principal Executive Officer

Date: July 9, 2013	By:	/s/ Frank L. Jennings
Frank L. Jennings, Principal Financial and Accounting Officer