Form 10-K
period 2013-09-30
SYNERGY RESOURCES CORP
filed 2013-11-14
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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
 _______________
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on February 28, 2013, was approximately $309 million.  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of October 31, 2013, the Registrant had 74,391,364 issued and outstanding shares of common stock.

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

ITEM 1.  BUSINESS

Overview

 We are an oil and gas operator in Colorado and are focused on the acquisition, development, exploitation, exploration and production of oil and natural gas properties primarily located in the Denver-Julesburg Basin (“D-J Basin”) in northeast Colorado.  We have concentrated on drilling and completing wells located in the Wattenberg Field, an area within the D-J Basin, which has a prolific production history.  We serve as the operator for most of our wells and focus our efforts on those prospects in which we have a significant net revenue interest.  As of October 31, 2013, we had 374,000 gross and 245,000 net acres under lease, substantially all of which are located in the D-J Basin.  Of this acreage, 12,550 gross acres are held by production.

 We commenced active operations in the D-J Basin in 2008.  Between September 1, 2008 and August 31, 2013, we completed, participated or otherwise acquired an interest in 293 gross (224 net) producing oil and gas wells.  We are the operator of 218 wells and participate with other operators in 75 wells.  In addition to the wells that had reached productive status at the end of our fiscal year, there are 16 gross (8 net) wells in various stages of drilling or completion as of August 31, 2013.  There have been no dry holes.

At August 31, 2013, our estimated net proved oil and gas reserves, as prepared by our independent reserve engineering firm, Ryder Scott Company, L.P., were 7.0 MMBbls of oil and condensate and 40.7 Bcf of natural gas.

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

•
Develop and exploit existing oil and natural gas properties.  Since inception our principal growth strategy has been to develop and exploit our acquired and discovered properties to add proved reserves.  In the Wattenberg Field, we target three formations, the Niobrara, the Codell, and the J-Sand.  We selectively target the zones most likely to yield the greatest return on investment, and leave certain zones “behind pipe” for future extraction.  However our future plans will focus on horizontal development of our assets in the Wattenberg Field as we believe horizontal development can increase the potential recovery of hydrocarbons significantly when compared to conventional vertical drilling.  We consider the Wattenberg Field to be relatively low-risk because information gained from the large number of existing wells can be applied to potential wells.  There is enough similarity between wells in the Field that the exploitation process is generally repeatable.

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

•
Use the latest technology to maximize returns.  Drilling horizontal wells is expected to significantly increase our future production and the value of our asset base.  Latest industry practices are drilling horizontal wells in the Wattenberg Field in increasing density and technical advancements in completing these wells is leading to enhanced productivity.  We have identified an additional 600 potential horizontal wells in the Niobrara and Codell formations on existing Wattenberg acreage and over 125 potential horizontal well locations in the Greenhorn and Niobrara formations in the Northern D-J Basin acreage.  Of these locations, 71 are in the drilling permit process.

Competitive Strengths

We believe that we are positioned to successfully execute our business strategy because of the following competitive strengths:

•	Management experience. Our key management team possesses an average of thirty years of experience in oil and gas exploration and production, primarily within the D-J Basin.

•
Balanced oil and natural gas reserves and production.  At August 31, 2013, approximately 51% of our estimated proved reserves were oil and condensate and 49% were natural gas and liquids, measured upon a BTU equivalent basis.  We believe this balanced commodity mix will provide diversification of sources of cash flow and will lessen the risk of significant and sudden decreases in revenue from short-term commodity price movements.

•
Ability to recomplete D-J Basin wells numerous times throughout the life of a well.  We have experience with and knowledge of D-J Basin wells that have been recompleted up to three times since initial drilling.  This provides us with numerous high return recompletion investment opportunities on our current and future wells and the ability to manage the production through the life of a well.

•
Low cost operator.  We have successfully demonstrated our ability to drill wells for lower costs than our major competitors and to successfully integrate acquired assets without incurring significant increases in overhead.

Recent Developments

We expanded our business during the fiscal year ended August 31, 2013.  We increased our producing wells, our reserves, and our undeveloped acreage.  Significant developments are described below.

As an operator, we began our transition from vertical drilling to horizontal drilling.

During the first half of the fiscal year, we continued our active vertical well drilling program.  We substantially completed our 2013 plans for drilling vertical wells during the second quarter.  From September 1, 2012, through December 31, 2012, we drilled 27 new vertical wells and brought all of them into productive status during the first half of the fiscal year.

During the year, our efforts shifted to horizontal wells.  In May 2013 drilling operations commenced on the first horizontal well at our Renfroe prospect.  By the end of August, we had substantially completed all five wells planned for the initial phase the Renfroe pad.  All wells commenced production during the first week in September.  The wells were included in the reserve report as of August 31, 2013, where they were classified as proved non-producing wells.  Drilling operations on our second horizontal prospect, the Leffler, commenced during the fiscal fourth quarter and continued into the first fiscal quarter of 2014.  Drilling operations for the six wells initially planned for the Leffler prospect were substantially concluded by the end of October and the wells are scheduled for completion activities during November and December 2013.

Our first horizontal wells are being drilled under a contract with Ensign United States Drilling, Inc.  The contract, as amended, covers the use of one rig to drill a total of 25 wells.  Pricing is on a turn-key basis, with pricing adjustments based upon well location, target formation, and other technical details.  Assuming that the rig continues to drill approximately two horizontal wells per month, we anticipate completion of the current contract during the summer of 2014.

We continued our participation with other operators in vertical and horizontal wells in which we own a partial interest.  During 2012, we participated in 5 gross (1 net) horizontal wells that commenced production.  During 2013, the number of non-operated horizontal wells that commenced production increased to 11 gross (2.4 net).  In addition, as of August 31, 2013, we were participating in 8 gross (1 net) horizontal wells that were in various stages of drilling or completion.  Furthermore, by the end of October, we had received either an AFE (Authorization for Expenditure) or a preliminary drilling notification on 70 horizontal wells that may be drilled in 2014 and future years.  Our participation with other operators in vertical wells also increased during 2013, as 10 gross (3.7 net) wells commenced production.

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

As a result of our drilling activities, our acquisition activities, and our participation activities, we increased our proved reserve quantities by 30% during the year.  The August 31, 2013, reserve report indicated that we had estimated proved reserves of 7.0 million barrels of oil and 40.7 billion cubic feet of gas.  The estimated present value of future cash flows before tax (discounted at 10%) was $236 million.

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

In November 2012, we modified our borrowing arrangement with Community Banks of Colorado, successor in interest to Bank of Choice, to increase the maximum allowable borrowings.  The new revolving line of credit increases the maximum lending commitment to $150 million.  Maximum borrowings are subject to reduction based upon a borrowing base calculation, which will be re-determined semi-annually using updated reserve reports.  Based upon the semi-annual redetermination derived from the February 28, 2013 reserve report, the borrowing base limitation was increased from $47 million to $75 million.  The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain financial ratios.  The borrowing arrangement is collateralized by certain of our assets, including producing properties.

In December, we utilized a portion of the financing available through this arrangement to fund the acquisition of the Orr assets.  We currently have approximately $38 million available for future borrowings if needed.  Additional borrowings, if any, are expected to be used to fund acquisitions, expenditures for well drilling and development, and to provide working capital.

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

During June 2013, we completed the sale of 13.2 million shares of our common stock at a price to the public of $6.25 per share for net proceeds totaling approximately $78.3 million after deduction of discounts, commissions and expenses.  The public offering of additional shares of our common stock was underwritten by a syndicate of investment bank led by Johnson Rice LLC.

We commenced our commodity derivative program beginning January 1, 2013.  Using swaps and collars, we contracted for approximately 340,000 barrels of oil through June 30, 2015.  The average price of our swap positions is approximately $96 per barrel for the remainder of calendar year 2013, $92 per barrel for calendar year 2014, and $86 per barrel for the first half of calendar year 2015.  Since we designed our commodity derivative activity to protect our cash flow during periods of oil price declines, the high average prices experienced during 2013 created a realized loss of $0.4 million for the year, and an unrealized decrease in the fair value of our commodity derivatives of $2.6 million.

We announced two pending transactions to acquire mineral interests.  In the aggregate, the agreements cover the acquisition of interests in 59 gross producing wells that we will operate, plus various other assets.  Subject to satisfactory completion of due diligence activities and all other conditions precedent, closings are scheduled for the first quarter of fiscal year 2014.  The transactions contemplate aggregate consideration of $37 million, including approximately $7 million payable in the form of shares of restricted common stock.  All amounts are subject to customary closing and post-closing adjustments.

In early September there was a devastating flood in Colorado.  The impact to our operations and assets will not be significant to our financial statement.  We had 20 well sites that were shut-in as a result of the flood.  We were able to quickly repair the damage and all the wells were brought back on-line during the first quarter.

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

	Years Ended August 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive:
Oil	48	32	64	52	31	22
Gas	—	—	—	—	—	—
Nonproductive	—	—	—	—	—	—

 Excluded from the table above are wells that had not reached productive status as of August 31, 2013.  As such, there were 16 gross (7.5 net) wells in progress that were not included in the above well counts. Except for one well, these wells are all located in, or adjacent to, the Wattenberg Field of the D-J Basin.  One well is located in Yuma County.

 The following table shows our net production of oil and gas, average sales prices and average production costs for the periods presented:

	Years Ended August 31,
	2013	2012	2011
Production:
Oil (Bbls)	421,265	235,691	89,917
Gas (Mcf)	2,107,603	1,109,057	450,831
BOE (Bbls)	772,532	420,534	165,055

Average sales price:
Oil ($/Bbl1)	$85.95	$87.59	$83.07
Gas ($/Mcf2)	$4.75	$3.90	$5.12
BOE	$59.83	$59.37	$59.24

Average production cost per BOE3	$4.42	$2.73	$2.13

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
3	“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Production costs are substantially similar among our wells as all of our wells are in the Wattenberg Field and employ the same methods of recovery.  Production costs generally include pumping fees, maintenance, repairs, labor, utilities and administrative overhead.  Taxes on production, including ad valorem and severance taxes, are excluded from production costs.

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

Title to properties we acquire may be subject to royalty, overriding royalty, working and other similar interests and contractual arrangements customary in the oil and gas industry, and subject to liens for current taxes not yet due and to other encumbrances.  As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records).  However, drilling title opinions may be obtained before commencement of drilling operations.

The following table shows, as of October 31, 2013, by state, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage 1
State	Gross	Net	Gross	Net	Gross	Net

Colorado	307	230	11,306	9,372	231,140	103,214
Nebraska	—	—	—	—	141,771	141,451
Wyoming	—	—	—	—	1,143	472
Total	307	230	11,306	9,372	374,054	245,137

            1  Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of October 31, 2013, the status of our gross acreage:

State	Held by Production	Not Held by Production

Colorado	12,550	229,896
Nebraska	—	141,771
Wyoming	—	1,143
Total	12,550	372,810

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

Leased Acres	Expiration of Lease

34,616	2014
73,376	2015
42,023	2016
222,795	After 2016

 The overriding royalty interests that we own are not material to our business.

Proved Reserve Estimates

 Ryder Scott Company, L.P. (“Ryder Scott”) prepared the estimates of our proved reserves, future productions and income attributable to our leasehold interests for the year ended August 31, 2013.  Ryder Scott is an independent petroleum engineering firm that has been providing petroleum consulting services worldwide for over seventy years.  The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by teams of geoscientists and engineers employed at Ryder Scott.  The office of Ryder Scott that prepared our reserves estimates is registered in the state of Texas (License #F-1580).  Ryder Scott prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells.  Additionally, authorizations for expenditure, geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to Ryder Scott engineers for consideration in estimating our underground accumulations of crude oil and natural gas.

The report of Ryder Scott dated October 16, 2013, which contains further discussions of the reserve estimates and evaluations prepared by Ryder Scott as well as the qualifications of Ryder Scott’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99 to this report.

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

 The proved reserves attributable to producing wells and/or reservoirs were estimated by performance methods.  These performance methods include decline curve analysis, which utilized extrapolations of historical production and pressure data available through August 31, 2013, in those cases where this data was considered to be definitive.  The data used in this analysis was obtained from public data sources and were considered sufficient for calculating producing reserves.

 The proved non-producing and undeveloped reserves were estimated by the analogy method.  The analogy method uses pertinent well data obtained from public data sources that were available through August 2013.

 Below are estimates of our net proved reserves at August 31, 2013, all of which are located in Colorado:

	Oil	Gas
	(Bbls)	(Mcf)
Proved:
Producing	1,894,222	11,513,428
Nonproducing	2,765,183	14,352,580
Undeveloped	2,387,870	14,823,823
Total	7,047,275	40,689,831

Below are estimates of our present value of estimated future net revenues from such reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas.  The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions.  The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the years ended August 31, 2013, 2012 and 2011.  The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels.  No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead.  Present values were computed by discounting future net revenues by 10% per year.

As of August 31, 2013, 2012 and 2011, our standardized oil and gas measurements were as follows (in thousands):

	Proved - August 31, 2013
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future gross revenue	$206,065	$286,207	$256,758	$749,030
Deductions	(46,410)	(78,691)	(129,541)	(254,642)
Future net cash flow	159,655	207,516	127,217	494,388
Discounted future net cash flow (pre-tax)	$92,888	$104,392	$38,836	$236,116
Standardized measure of discounted future
net cash flows (after tax)				$181,732

	Proved - August 31, 2012
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future gross revenue	$120,802	$173,144	$243,516	$537,462
Deductions	(21,099)	(48,536)	(116,798)	(186,433)
Future net cash flow	99,703	124,608	126,718	351,029
Discounted future net cash flow (pre-tax)	$57,797	$56,196	$34,890	$148,883
Standardized measure of discounted future
net cash flows (after tax)				$102,505

	Proved - August 31, 2011
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future gross revenue	$71,027	$18,819	$145,392	$235,238
Deductions	(14,298)	(5,647)	(61,736)	(81,681)
Future net cash flow	56,729	13,172	83,656	153,557
Discounted future net cash flow (pre-tax)	$33,947	$6,996	$30,815	$71,758
Standardized measure of discounted future
net cash flows (after tax)				$57,550

For standardized oil and gas measurement purposes, our drilling, acquisition, and participation activities during the year ended August 31, 2013, generated increases in projected future gross revenue from proved reserves of $211.6 million and future net cash flow of $143.3 million from August 31, 2012.  During that same period, when applying a 10% discount rate to our future net cash flows, our discounted future net cash flow from proved reserves increased by $87.2 million.  Increases in our standardized oil and gas measures were the result of our expenditures during the year ended August 31, 2013, of approximately $104.3 million for the development of oil and gas properties and acquisitions of in place reserves, which directly related to proved oil and gas reserves.

For standardized oil and gas measurement purposes, our drilling, acquisition, and participation activities during the year ended August 31, 2012, generated increases in projected future gross revenue from proved reserves of $302.2 million and future net cash flow of $197.4 million from August 31, 2011.  During that same period, when applying a 10% discount rate to our future net cash flows, our discounted future net cash flow from proved reserves increased by $77.1 million.  Increases in our standardized oil and gas measures were the result of our expenditures during the year ended August 31, 2012, of approximately $33 million for the development of oil and gas properties and acquisitions of in place reserves, which directly related to proved oil and gas reserves.

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

   Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations.  Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and gas.  Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells.  The statutes and regulations of some states limit the rate at which oil and gas is produced from our properties.  The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.  Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

 As with the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve natural resources and the environment.  The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue.  These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

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

Hydraulic Fracturing

We operate in the Wattenberg Field of the D-J Basin where the rock formations are typically tight and it is a common practice to utilize hydraulic fracturing to allow for or increase hydrocarbon production.  Hydraulic fracturing involves the process of forcing a mixture of fluid and white sand into a formation to create pores and fractures, thus creating a passageway for the release of oil and gas.  All of our producing wells were hydraulic fractured and we expect to employ the technique extensively in future wells that we drill and complete.

We outsource all hydraulic fracturing services to service providers with significant experience, and which we deem to be competent and responsible.  Our service providers supply all personnel, equipment and materials needed to perform each stimulation, including the mixtures that are injected into our wells.  These mixtures primarily consist of water and sand, with nominal amounts of other ingredients used as accelerants and proppants.  The additional ingredients are designed to improve the resulting porosity of the shale and include food based compounds commonly found in consumer products.  This mixture is injected into our wells at pressures of 4,500-6,000 psi at injection rates that that range between 25-55 barrels of mixture per minute.  On average, a single stage stimulation will utilize approximately 4,500 barrels of water and 150,000 pounds of sand.

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

In recent years, environmental opposition to hydraulic fracturing has increased, and various governmental and regulatory authorities are considering the adequacy of current regulations.  In Colorado, the primary regulator is the Colorado Oil and Gas Conservation Commission, which requires parties engaged in hydraulic fracturing to disclose the concentrations of the chemicals used in the process.  Some municipalities are considering, or have adopted, more stringent regulations, including the prohibition of hydraulic fracturing within their city limits.  We continue to monitor these developments, as we consider the process to be critical to our success.

Competition and Marketing

We are faced with strong competition from many other companies and individuals engaged in the oil and gas business, many of which are very large, well established energy companies with substantial capabilities and established earnings records.  We may be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.  It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

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

The Platteville office and equipment yard is rented to us pursuant to a lease with HS Land & Cattle, LLC, a firm controlled by Ed Holloway and William E. Scaff, Jr., two of our officers.  The 2013 lease, which expired on July 1, 2013, required monthly payments of $10,000.  The 2014 lease, which will expire on July 1, 2014, requires monthly payments of $15,000. The 2014 lease increased rentable area to the leased premises, including a field operations office.

As of October 31, 2013, we had 16 full time employees.

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

Laws and Regulations

Our operations will be affected from time to time and in varying degrees by political developments and federal and state laws and regulations regarding the development, production and sale of crude oil and natural gas.  These regulations require permits for drilling of wells and also cover the spacing of wells, the prevention of waste, and other matters.  Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations.

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

Related Party Transactions

 Our transactions with related parties may cause conflicts of interests that may adversely affect us.  Ed Holloway and William E. Scaff, Jr., both of whom are officers, directors and principal shareholders, control two entities, Petroleum Exploration & Management, LLC ("PEM") and HS Land & Cattle, LLC (“HSLC”), with whom we do business.  We presently lease the Platteville office space and equipment storage yard from HSLC at a rate of $15,000 per month.  During 2011, we purchased all of the operating oil and gas assets owned by PEM.    Material transactions with related parties are approved by our independent directors.

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

Funding

Our failure to obtain capital may significantly restrict our proposed operations.  We may need additional capital to fund our capital expenditure plans.  We do not know what the terms of any future capital raising may be but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the price investors paid for their shares of our common stock. Our failure to obtain the capital required will result in the slower implementation of our business plan.  There can be no assurance that we will be able to obtain the necessary capital.

We will need to consistently generate positive cash flow or obtain additional financing to consistently yield sufficient cash for the growth of our operations and to execute our strategic business plan.

Market for our Common Stock

Although our common stock has been listed on the NYSE MKT since July 27, 2011, the trading in our stock has, at times, been limited and sporadic.  Additionally, the trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control.  Factors that could negatively affect our share price include, but are not limited to:

•	actual or anticipated fluctuations in our quarterly results of operations;

•	liquidity;

•	sales of common stock by our shareholders;

•	changes in oil and natural gas prices;

•	changes in our cash flow from operations or earnings estimates;

•	publication of research reports about us or the oil and natural gas exploration and production industry generally;

•	increases in market interest rates which may increase our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by our shareholders;

•	political opposition to the oil and gas industry

•	commencement of or involvement in litigation;

•	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry;

•	speculation in the press or investment community regarding our business;

•	general market and economic conditions; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Trading of our stock on the NYSE Amex (predecessor to the NYSE MKT) began on July 27, 2011.  Prior to listing on the NYSE Amex, our stock traded on the OTC Bulletin Board.  Shown below is the range of high and low sales prices for our common stock as reported by the NYSE MKT since September 1, 2011.

Quarter Ended	High	Low
November 30, 2011	$3.75	$2.20
February 29, 2012	$3.72	$2.42
May 31, 2012	$3.65	$2.52
August 31, 2012	$3.10	$2.40

Quarter Ended	High	Low
November 30, 2012	$4.74	$2.70
February 28, 2013	$7.00	$3.75
May 31, 2013	$7.78	$6.14
August 31, 2013	$9.43	$6.23

As of October 31, 2013, the closing price of our common stock on the NYSE MKT was $10.36.

As of October 31, 2013, we had 74,391,364 outstanding shares of common stock and 149 shareholders of record.  The number of beneficial owners of our common stock is in excess of 4,600.

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

Additional Shares Which May be Issued

The following table lists additional shares of our common stock, which may be issued as of October 31, 2013, upon the exercise of outstanding options or warrants or the issuance of shares for oil and gas leases.

	Number of Shares	Note Reference
Shares issuable upon the exercise of Series C warrants	4,782,750	A

Shares issuable upon the exercise of Series D warrants (also described as Placement Agent warrants)	63,989	A

Shares issuable upon exercise of investor relations warrants	25,000	B

Shares issuable upon exercise of options held by our officers and employees	1,954,000	C

A.           We issued 9,000,000 Series C warrants in connection with the sale of 180 Units at a price of $100,000 per Unit to private investors during fiscal year 2010.  Each Unit consisted of one $100,000 note and 50,000 Series C warrants.   Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time prior to December 31, 2014.  As of October 31, 2013, 4,217,250 warrants had been exercised.  We received cash proceeds of $25.3 million from the exercise of the warrants.

In connection with the unit offering, we also sold to the placement agent, for a nominal price, warrants to purchase 1,125,000 shares of our common stock at a price of $1.60 per share (these warrants are sometimes described as Series D warrants).  The placement agent’s warrants expire on December 31, 2014.  As of October 31, 2013, warrants to purchase 1,061,011 shares had been exercised by their holders.

B.           During the fiscal year ended August 31, 2012, we entered into an agreement with an investor relations firm and agreed to issue warrants to the firm.  Each warrant entitles the holder to purchase one share of common stock at a price of $2.69 at any time prior to December 31, 2015.  As of October 31, 2013, 25,000 warrants had been exercised.

C.           See Item 11 of this report for information regarding shares issuable upon exercise of options held by our officers and employees.

Comparison of Cumulative Return

The performance graph below compares the cumulative total return of our common stock over the five-year period ended August 31, 2013 , with the cumulative total returns for the same period for the Standard and Poor's ("S&P") 500 Index and the companies with a Standard Industrial Code ("SIC") of 1311. The SIC Code 1311 is a weighted composite of 254 crude petroleum and natural gas companies. The cumulative total shareholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our common stock on September 1, 2008 and in the S&P 500 Index and the SIC Code on the same date. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Synergy Resources Corporation, the S&P 500 Index, and SIC Code 1311

$350
$300
$250
$200
$150
$100
$50
$0
8/08
8/09
8/10
8/11
8/12
8/13
Synergy Resources Corporation
S&P 500
SIC Code 1311

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

	For the Years Ended August 31,
	2013	2012	2011	2010	2009
Results of Operations (in thousands):
Revenues	$46,223	$24,969	$10,002	$2,158	$94
Net income (loss)	9,581	12,124	(11,600)	(10,794)	(12,352)
Net income (loss) per common share:
Basic	$0.17	$0.26	$(0.45)	$(0.88)	$(1.14)
Diluted	$0.16	$0.25	$(0.45)	$(0.88)	$(1.14)

Certain Balance Sheet Information (in thousands):
Total Assets	$291,236	$120,731	$63,698	$24,842	$4,833
Working Capital	50,608	10,875	685	6,237	2,249
Total Liabilities	88,016	19,619	14,590	25,859	1,844
Equity (Deficit)	203,220	101,112	49,108	(1,017)	2,988

Certain Operating Statistics:
Production:
Oil (Bbls)	421,265	235,691	89,917	21,080	1,730
Gas (Mcf)	2,107,603	1,109,057	450,831	141,154	4,386
Total production in BOE	772,532	420,534	165,056	44,606	2,461
Average sales price per BOE	$59.83	$59.38	$59.24	$48.39	$38.25
LOE per BOE	$4.42	$2.89	$2.94	$1.94	$4.70
DDA per BOE	$17.26	$14.29	$16.62	$15.52	$39.54

The fluctuation in results of operations and financial position is due in part to acquisitions of producing oil and gas properties coupled with the aggressive drilling program we executed during 2011, 2012 and 2013.

See Note 17 to the Financial Statements included as part of this report for our quarterly financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of August 31, 2013, and the results of operations for the years ended August 31, 2013, 2012 and 2011.  It should be read in conjunction with the “Selected Financial Data” and the accompanying audited financial statements and related notes thereto contained in this Annual Report on Form 10-K.

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

Overview

We are a growth-oriented independent oil and gas company engaged in the acquisition, development, and production of crude oil and natural gas in and around the Denver-Julesburg Basin (“D-J Basin”) of Colorado. Substantially all of our producing wells are either in or adjacent to the Wattenberg Field, which has a history as one of the most prolific production areas in the country.  In addition to the approximately 22,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold significant undeveloped acreage positions in (i) the northern extension area of the D-J Basin, (ii) in an area around Yuma County that produces dry gas, and (iii) in western Nebraska.  While we do not expect to devote significant resources to the exploration and development of our holdings outside of the Wattenberg Field in the near future, we recently participated in a well in Yuma County that is producing dry gas and we expect to drill two test wells in the northern extension area.

Since commencing active operations in September 2008, we have undergone significant growth.  Our growth was primarily driven by (i) our activities as an operator where we drill and complete productive oil and gas wells; (ii) our participation as a part owner in wells drilled by other operating companies; and (iii) our acquisition of producing oil wells from other individuals or companies.  As disclosed in the following table, as of August 31, 2013, we have completed, acquired, or participated in 293 gross (224 net) successful oil and gas wells.  We have not drilled or participated in any dry holes.

	PRODUCTIVE WELLS
	OPERATED WELLS		NON-OPERATED WELLS
	Completed		Participated		Acquired		Total
Years ended:	Gross	Net	Gross	Net	Gross	Net	Gross	Net

August 31, 2009	-		2	1	-		2	1
August 31, 2010	36	28	-	-	-		36	28
August 31, 2011	20	19	11	3	72	51	103	73
August 31, 2012	51	48	13	4	4	4	68	56
August 31, 2013	27	26	21	6	36	34	84	66

Total	134	121	47	14	112	89	293	224

In addition to the 293 wells that had reached productive status as of August 31, 2013, we were the operator of seven horizontal wells in progress, including five wells on the Renfroe prospect that commenced production during the first week of September, and we were participating as a non-operator in nine gross (one net) wells that were in various stages of the drilling or completion process.  Wells in progress represent wells during the period of time between spud date and date of first production.  Generally, horizontal wells are expected to require 120 to 150 days to drill, complete and connect to the gathering system.  All of the wells in progress at August 31, 2013, are expected to commence production during our first or second fiscal quarter of 2014.

As of August 31, 2013, we:

•	were the operator of 218 wells that were producing oil and gas and we were participating as a non-operating working interest owner in 75 producing wells;

•	held approximately 374,000 gross acres and 245,000 net acres under lease;

•	had estimated proved reserves of 7.0 million barrels (“Bbls”) of oil and 40.7 billion cubic feet (“Bcf”) of gas;

•	on a BOE basis, increased our estimated proved reserves by 30% during fiscal 2013; and

•	on a PV-10 basis, increased our estimated proved reserves by 59% during fiscal 2013

Our basic strategy for continued growth includes additional drilling activities and acquisition of existing wells in well-defined areas that provide significant cash flow and rapid return on investment.  We attempt to maximize our return on assets by drilling in low risk areas and by operating wells in which we have a majority net revenue interest.  Our drilling efforts are focused on the Wattenberg Field as it yields consistent results.  Until 2012, all of our wells were low risk vertical wells.  During 2012, we began to participate with other operators in horizontal wells.  The success of those wells, as well as the success of numerous other horizontal wells drilled in this area, convinced us to shift our strategy from vertical wells to horizontal wells.  During 2013, we spent the first half of the year drilling vertical wells and spent the second half of the year drilling horizontal wells.  Our plans for 2014 contemplate drilling or participating in 25 horizontal wells.  Our horizontal wells will primarily target the Niobrara and Codell formations.

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

For the year ended August 31, 2013, compared to the year ended August 31, 2012

For the year ended August 31, 2013, we reported net income of $9.6 million, or $0.17 per basic share, $0.16 per diluted share, compared to net income of $12.1 million, or $0.26 per basic share and $0.25 per diluted share for the period ended August 31, 2012.  The decline in net income for 2013 reflects significant non-cash charges for an unrealized loss of $2.6 million on our commodity derivatives and a provision for deferred income taxes of $6.9 million.

There was an improvement in operating income, which increased from $11.8 million in 2012 to $19.5 million.  Our 66% improvement in operating profitability was driven by our successful drilling program and integration of producing wells added in the Orr Energy acquisition. The significant variances between the two years were primarily caused by increased revenues and expenses associated with a greater number of producing wells.  The following discussion expands upon significant items of inflow and outflow that affected results of operations

Oil and Gas Production and Revenues – For the year ended August 31, 2013, we recorded total revenues of $46.2 million compared to $25.0 million for the year ended August 31, 2012, an increase of $21.2 million or 85%.  We experienced an overall 84% annual increase in production quantities from the prior year having realized a full year of production from wells at the beginning of the year, and the addition of wells, including new wells drilled as well as those acquired with the December 2012 Orr Energy acquisition.

	Years Ended August 31,
	2013	2012
Production:
Oil (Bbls1)	421,265	235,691
Gas (Mcf2)	2,107,603	1,109,057

Total production in BOE3	772,532	420,534

Revenues (in thousands):
Oil	$36,206	$20,644
Gas	10,017	4,325
Total	$46,223	$24,969

Average sales price:
Oil (Bbls1)	$85.95	$87.59
Gas (Mcf2)	$4.75	$3.90
BOE3	$59.83	$59.38

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
3	“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

As of August 31, 2013, we owned interests in 293 producing wells.  Net oil and gas production averaged 2,117 BOE per day in 2013, as compared with 1,149 BOE per day for 2012, a year over year increase of 84% in BOEPD production.  The significant increase in production from the prior year reflects 84 additional wells that went into productive status during 2013 and a full year of production from the 68 wells that were added over the course of fiscal year 2012.  Production for the fourth fiscal quarter of 2013 averaged 2,479 BOE per day.

Revenues are sensitive to changes in commodity prices.  From 2012 to 2013, our realized annual average sales price per barrel of oil decreased 2%; however, we experienced an increase of 22% in our realized annual average sales price per Mcf of natural gas.  Overall on a BOE basis, 99% of the increase in oil and gas revenues was attributed to increased volumes and 1% was attributed to the increase of BOE prices received.

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are summarized as follows (in thousands):

	Years Ended August 31,
Lease Operating Expenses	2013	2012
Lifting costs	$3,198	$1,146
Work-over	219	66
Total LOE	$3,417	$1,212
LOE per BOE	$4.42	$2.88

	Years Ended August 31,
Production Taxes	2013	2012
Severance and ad valorem taxes	$4,237	$2,436
Production taxes per BOE	$5.48	$5.79

Lease operating and work-over costs tend to fluctuate with the number of producing wells, and, to a lesser extent, on variations in oil field service costs and changes in the production mix of crude oil and natural gas.  From 2012 to 2013, we experienced an increase in production cost per BOE in connection with additional costs to bolster output from some of our older wells.  Taxes, the largest component of lease operating expenses, generally move with the value of oil and gas sold.  As a percent of revenues, taxes averaged 9.2% in 2013 and 9.8% 2012.

Depletion, Depreciation and Amortization (“DDA”) – The following table summarizes the components of DDA.  Depletion expense more than doubled, primarily as a result of growth in production and producing properties from 2012 to 2013.

	Years ended August 31,
(in thousands)	2013	2012
Depletion	$13,046	$5,838
Depreciation and amortization	290	172
Total DDA	$13,336	$6,010

DDA expense per BOE	$17.26	$14.29

Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determine the depletion rate.  For fiscal year 2013, our depletable reserve base was 14,829,487 BOE.  Fiscal year 2013 production represented 5.2% of the reserve base.

Depletion expense per BOE increased 21% from 2012 to 2013.  For the fiscal year ended August 31, 2013, depletion of oil and gas properties was $17.26 per BOE compared to $14.29 for the fiscal year ended August 31, 2012.  The increase in the DD&A rate was primarily the result of the allocation of the purchase price to proved properties related to the December 2012 acquisition of Orr Energy.  Acquired proved reserves are valued at fair market value on the date of the acquisition, which contributes to a higher amortization base, as compared to our historical cost of acquiring leaseholds and developing our properties.  To date, the fair value of our acquired reserves has been higher than our historical cost of developing our properties even though the resulting EURs are equivalent.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  We believe that, although initially acquisitions increase our DD&A rate per BOE over the development of the acquired properties, the resulting rates will decline with the drilling of horizontal wells and the addition of the related reserves.

General and Administrative (“G&A”) –The following table summarizes general and administration expenses incurred and capitalized during the last two years:

	Years Ended August 31,
(in thousands)	2013	2012
G&A costs incurred	$6,325	$3,902
Capitalized costs	(637)	(345)
Total G&A	$5,688	$3,557

G&A Expense per BOE	$7.36	$8.46

General and administrative includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 16 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.  We maintain our corporate office in Platteville, CO partially to avoid higher rents in other areas.

Although G&A costs have increased as we grow the business we strive to maintain an efficient overhead structure.  For the fiscal year ended August 31, 2013, G&A was $7.36 per BOE compared to $8.46 for the fiscal year ended August 31, 2012.

Our G&A expense for 2013 includes share based compensation of $1,362,000.  The comparable amount for 2012 was $473,000.  Share based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

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

Other Income (Expense) – Neither interest expense nor interest income had a significant impact on our results of operations for 2013.  Substantially all of the interest costs incurred under our credit facility were classified as costs related to our unevaluated assets or wells in progress and were eligible for capitalization into the full cost pool.

Beginning in 2013, we entered into commodity derivative contracts for the future sale of oil.  We designed our derivative activity to protect our cash flow during periods of oil price declines.  Using swaps and collars, we have hedged 340,000 barrels of future production for the next 22 months.  Generally, contracts are based upon a reference price indexed to trading of West Texas Intermediate Crude Oil on the NYMEX.  During the year ended August 31, 2013, the average index prices were higher than our average contract prices, and we realized a loss of $0.4 million for the year.  As of August 31, 2013, the weighted average future index prices were $101.81 per barrel, approximately $7.64 higher than our contract price, creating an unrealized loss of $2.6 million at the end of the year.

Our commodity derivative contracts are revalued at fair value for each reporting period, and changes in the value of the contracts can have a significant impact on reported results of operations

Income Taxes – We reported income tax expense of $6.9 million for the fiscal year ended August 31, 2013.  All of the tax liability will be deferred into future years, and it does not appear that any federal or state payments will be required for 2013.  During 2012, we reported a net deferred tax benefit of $332,000, essentially representing a future refund, to record the benefit arising from the net operating loss carry-forward (NOL).

For tax purposes, we have a NOL of $41 million which will begin to expire, if not utilized, in year 2031.  For book purposes, the NOL is $31 million, as there is a difference of $10 million related to deductions for stock based compensation.

For 2013, we reported an effective tax rate of 42%.  Our estimated effective tax rate for future periods, based upon current tax laws, is 37%.  The difference reflects several differences between book income and tax income, including adjustments for statutory depletion and an adjustment to the stock based compensation component included in our inventory of deferred tax assets.  During 2013, we reversed the timing difference created for the future deduction of stock based compensation when the underlying options expired.  Potential tax deductions for compensation are eliminated whenever options expire without exercise.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2013 and 2012, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and in 2012 we eliminated our entire valuation allowance of $4.9 million.  Prior to 2012, management concluded that it was more likely than not that our net deferred tax asset would not be realized in the foreseeable future and, accordingly, a full valuation allowance was provided against the net deferred tax asset.

For the year ended August 31, 2012, compared to the year ended August 31, 2011

For the year ended August 31, 2012, we reported net income of $12.1 million, or $0.26 per share, $0.25 per diluted share, compared to a net loss of $(11.6) million, or $(0.45) per basic and diluted share for the period ended August 31, 2011.

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

Oil and Gas Production and Revenues – For the year ended August 31, 2012, we recorded total revenues of $24.9 million compared to $10.0 million for the year ended August 31, 2011, an increase of $14.9 million or 150%.  We experienced an overall 151% annual increase in production from the prior year having realized a full year of production from wells at the beginning of the year, and the addition of wells, including new wells drilled as well as those acquired.  Although there was significant commodity price fluctuation during the year, overall pricing on a BOE basis was not significantly different from 2011 to 2012.  For the fiscal year ended August 31, 2012, our gas / oil ratio (“GOR”) on a BOE basis was 44/56 compared to 45/55 for the fiscal year ended August 31, 2011.

	Years Ended August 31,
	2012	2011
Production:
Oil (Bbls1)	235,691	89,917
Gas (Mcf2)	1,109,057	450,831

Total production in BOE3	420,534	165,056

Revenues (in thousands):
Oil	$20,644	$7,470
Gas	4,325	2,308
Total	$24,969	$9,778

Average sales price:
Oil (Bbls1)	$87.59	$83.07
Gas (Mcf2)	$3.90	$5.12
BOE3	$59.38	$59.24

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
3	“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

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

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows:

	Years ended August 31,
(in thousands)	2012	2011
Production costs	$1,146	$351
Work-over	66	87
Other	—	46
Lifting cost	1,212	484
Severance and ad valorem taxes	2,436	956
Total LOE	$3,648	$1,440

Per BOE:
Production costs	$2.73	$2.13
Work-over	0.16	0.53
Other	—	0.28
Lifting cost	2.89	2.94
Severance and ad valorem taxes	5.79	5.79
Total LOE per BOE	$8.68	$8.73

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

Depletion, Depreciation and Amortization (“DDA”) – The following table summarizes the components of DDA.  Depletion expense more than doubled, primarily as a result of growth in production and producing properties from 2011 to 2012.

	Years ended August 31,
(in thousands)	2012	2011
Depletion	$5,838	$2,743
Depreciation and amortization	172	95
Total DDA	$6,010	$2,838

DDA expense per BOE	$14.29	$17.19

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

Depletion expense per BOE declined 17% from 2011 to 2012.  For the fiscal year ended August 31, 2012, depletion of oil and gas properties was $14.29 per BOE compared to $17.19 for the fiscal year ended August 31, 2011.  During 2012, we have been able to increase reserves and production faster than the increase in capitalized costs, which caused the decline in the expense per BOE.

General and Administrative (“G&A”) – The following table summarizes the components of general and administration expenses:

	Years Ended August 31,
(in thousands)	2012	2011
Cash based compensation	$1,901	$1,261
Share based compensation	473	627
Professional fees	953	716
Insurance	136	78
Other general and administrative	439	428
Capitalized general and administrative	(345)	(206)
Total G&A	$3,557	$2,904

G&A Expense per BOE	$8.46	$17.59

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

Operating Income (Loss) – For the year ended August 31, 2012, we generated operating income of $11.7 million, compared to $2.8 million for the year ended August 31, 2011.  This tri-fold increase in operating income resulted primarily from the increasing contribution of wells brought into production during the last two years, which includes wells drilled under the 2012 and 2011 drilling programs, the acquisition of producing properties from PEM and other parties, and increased production from older wells that were recompleted using newer hydraulic fracturing techniques.  Increased revenues more than offset increased costs incurred by us to accomplish these objectives.

Other Income (Expense) – Other income for the fiscal year ended August 31, 2012 was $37,000, consisting solely of interest income.  Interest cost of $208,000 was incurred during 2012, all of which was capitalized as part of the cost of oil and gas properties.  For the fiscal year ended August 31, 2011, we reported several significant items of expense in addition to interest income of $56,000.  These other expenses reported in 2011 primarily related to our convertible promissory notes, including net interest expense of $590,000, accretion of debt discount of $2.6 million, amortization of debt issuance costs of $1.6 million, and a change in the fair value of the derivative conversion liability of $10.2 million.  During 2011, interest expense was also recorded on the related party note and the bank line of credit in the amounts of $74,000 and $41,000, respectively.  Of these expenses, we capitalized interest and amortization of $710,000.

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

Income Taxes – We reported income tax expense of $4.6 million offset by a tax benefit of $4.9 million for the fiscal year ended August 31, 2012, resulting in a net income tax benefit of $332,000 and a corresponding net deferred tax asset in the same amount.  For all reporting periods prior to 2012, no income tax expense or benefit was reported, as all tax assets or liabilities were effectively offset by a valuation allowance.

The income tax benefit is a one-time event representing the expected value of the future deduction of the net operating loss carry-forward generated during our start-up years.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During the current fiscal year, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and we eliminated our entire valuation allowance of $4.9 million.  Prior to 2012, management concluded that it was more likely than not that our net deferred tax asset would not be realized in the foreseeable future and, accordingly, a full valuation allowance was provided against the net deferred tax asset.

During 2012 management concluded that positive indicators outweighed negative indicators and that it was appropriate to release the valuation allowance.  Although we reported net losses every year since inception through August 31, 2011, we attributed all of the net losses for the 2011 and 2010 fiscal years to a single discrete item.  The discrete item was the fair value accounting treatment of the components of the convertible promissory notes issued in 2010, which created non-cash expenses for accretion of debt discount, amortization of issuance costs, and change in fair value of derivative liability.  As all of the convertible notes were converted, those expenses will not recur, and it is appropriate to exclude them from a consideration of future profitability.  Secondly, we had begun to report net income and had significantly increased oil and gas reserve values.  Lastly, we completed a debt financing arrangement and an equity financing arrangement that allowed us to continue with our operating plan.  Accordingly, we believed that it was appropriate to release the valuation allowance related to the deferred tax asset created by the net operating loss carryover.

Liquidity and Capital Resources

Our primary source of liquidity since inception has been net cash provided by sales and other issuances of equity and debt securities.  Our secondary sources of capital have been cash flow from operations, proceeds from the sale of properties, and borrowings under bank credit facilities.  Our primary use of capital has been for the exploration, development and acquisition of oil and natural gas properties.  Our future success in growing proved reserves and production will be highly dependent on capital resources available to us.  We believe that cash on hand plus cash flows from operations plus available borrowings under our revolving credit facility will provide sufficient liquidity.  However, unforeseen events may require us to obtain additional equity or debt financing.  We have on file with the SEC an effective universal shelf registration statement that we may use for future securities offerings.  Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

During the year, we completed the sale of common stock for net proceeds of $78.2 million.  The underwritten offering, which closed on June 19, 2013, was comprised of 13,225,000 shares of common stock at a price to the public of $6.25 per share.

In November 2012, we modified our borrowing arrangements.  The new revolving line of credit increases the maximum lending commitment to $150 million, subject to the limitations of a borrowing base calculation.  The bank group providing the facility is led by Community Banks of Colorado, a division of NBH Bank, NA.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain financial ratios.  The borrowing arrangement is collateralized by certain of our assets, including producing properties.  The maximum lending commitment is subject to reduction based upon a borrowing base calculation, which will be re-determined semi-annually using updated reserve reports.  Based upon the semi-annual redetermination derived from the February 28, 2013 reserve report, the borrowing base was increased from $47 million to $75 million.

In December, we utilized a portion of the financing available through this arrangement to fund the acquisition of assets from Orr Energy.  We currently have approximately $38 million available for future borrowings if needed.  Additional borrowings, if any, are expected to be used to fund acquisitions, expenditures for well drilling and development, and to provide working capital.

Interest on our revolving line of credit accrues at a variable rate, which will equal or exceed the minimum rate of 2.5%.  The interest rate pricing grid contains a graduated escalation in applicable margin for increased utilization.  At our option, interest rates will be referenced to the Prime Rate plus a margin of 0% to 1%, or the London InterBank Offered Rate plus a margin of 2.5% to 3.25%.  The maturity date for the arrangement is November 28, 2016.

We engage in the use of commodity derivatives in connection with anticipated crude oil sales to mitigate the impact of commodity price volatility.  During the year ended August 31, 2013, we realized a cash loss from commodity derivatives of $0.4 million.

At August 31, 2013, we had cash and cash equivalents of $19.5 million, short term investments of $60.0 million, and an outstanding balance of $37 million under our revolving credit facility.

Our sources and (uses) of funds for the fiscal years ended August 31, 2013, 2012 and 2011, are summarized below (in thousands):

	Years Ended August 31,
	2013	2012	2011
Cash provided by operations	$32,120	$21,252	$7,916
Capital expenditures	(80,469)	(46,751)	(30,247)
Property conveyances	-	71	8,382
Cash used by other investing activities	(60,000)	-	-
Cash provided by equity financing activities	74,528	37,421	16,691
Net borrowings	34,000	(2,200)	-
Net increase in cash and equivalents	$179	$9,793	$2,742

Net cash provided by operations has improved during each of the last three years.  The significant improvement reflects the operating contribution from new wells that were drilled and producing wells that were acquired.

Capital expenditures reported in the Statement of Cash Flows are calculated on a strict cash basis, which differs from the “all-inclusive” basis used to calculate other amounts reported in our financial statements.  Specifically, cash payments for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.

A reconciliation of the differences between cash payments and the “all-inclusive” amounts is summarized in the following table (in thousands):

	Years Ended August 31,
	2013	2012	2011
Cash payments for capital expenditures	$80,469	$46,751	$30,247
Accrued costs, beginning of period	(5,733)	(4,967)	(3,466)
Accrued costs, end of period	25,491	5,733	4,967
Non-cash acquisitions, common stock	16,684	1,985	9,939
Non-cash acquisitions, debt financing	-	-	5,200
Other	1,233	300	351
All inclusive capital expenditures	$118,144	$49,802	$47,238

During the fiscal year ended August 31, 2013, we engaged in drilling or completion activities on 48 wells.  In addition, we invested $42.5 million in the acquisition of mineral assets from Orr Energy.  Approximately $35.2 million of our capital expenditures for the fiscal year ended August 31, 2013, represent drilling and completion cost on wells on which production commenced during the year.  As of August 31, 2013, we had recorded costs of $25.9 million on 16 wells in progress.  Our mineral lease acquisition program incurred costs of $12.3 million during the year, $3.2 million of which were acquired in exchange for our common stock.

Our primary need for cash for the fiscal year ending August 31, 2014, will be to fund our drilling and acquisition programs.  Our cash requirements are expected to increase significantly as we implement our horizontal drilling program.  Each horizontal well is estimated to cost $4.5 million, compared to the estimated cost of a vertical well of $0.8 million.  Under the preliminary plans for our 2014 capital budget, we estimate capital expenditures of approximately $157.1 million, consisting of drilling and completion costs for wells which we operate, our pro-rata share of the costs on wells drilled by other operators, and the costs of acquiring properties.  It is our plan to drill 24 net horizontal wells during the year and to participate in 5 net non-operated horizontal wells at a total cost of $112.5 million.  We expect to drill or participate in 6 vertical wells.  Leasing activities are expected to cost $5.0 million, and the acquisition of producing properties is budgeted for $30.0 million.  Our capital expenditure estimate is subject to adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.  The amount, timing and allocation of capital expenditures is generally within our control, as participations are a limited portion of our operations.  Fluctuations in prices for oil and natural gas could cause us to defer or accelerate our spending.

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

For 2014, we believe that the cash flow from operations plus proceeds from the sale of common stock during June 2013 plus additional borrowings available under our revolving line of credit facility will be sufficient to meet our liquidity needs during the fiscal year

Contractual Commitments

The following table summarizes our contractual obligations as of August 31, 2013 (in thousands):

	Less than One Year	One to Three Years	Three to Five Years	Total
Rig Contract1	$19,900	$—	—	$19,900
Revolving credit facility	—	37,000	—	37,000
Operating Leases	150	—	—	150
Employment Agreements	1,164	1,697	—	2,861
Total	$21,214	$38,697	—	$59,911

1
As of August 31, 2013, we had agreed with Ensign United States Drilling, Inc. to use one drilling rig to drill a total of 25 wells.  As of August 31, 2013, six wells had been drilled.  We estimate that we will utilize the rig through June 30, 2014.  Total payments due to Ensign will depend upon a number of variables, including the target formations and other technical details.  We estimate that the total commitment for the 25 wells will approximate $25.6 million and that the portion of the obligation to be recorded during fiscal 2014 will approximate $19.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Non-GAAP Financial Measures

We use "adjusted EBITDA," a non-GAAP financial measure for internal managerial purposes, when evaluating period-to-period comparisons.  This measure is not a measure of financial performance under U.S. GAAP and should be considered in addition to, not as a substitute for, cash flows from operations, investing, or financing activities, nor as a liquidity measure or indicator of cash flows reported in accordance with U.S. GAAP.  The non-GAAP financial measure that we use may not be comparable to measures with similar titles reported by other companies.  Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.  We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure.

See Reconciliation of Non-GAAP Financial Measures below for a detailed description of this measure as well as a reconciliation to the nearest U.S. GAAP measure.

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA. We define adjusted EBITDA as net income adjusted to exclude the impact of interest expense, interest income, income tax expense, DDA (depreciation, depletion and amortization), stock based compensation, and the plus or minus change in fair value of derivative assets or liabilities. We believe adjusted EBITDA is relevant because it is a measure of cash flow available to fund our capital expenditures and service our debt and is a widely used industry metric which may provide comparability of our results with our peers.  The following table presents a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to its nearest GAAP measure.

	Years Ended August 31,
	2013	2012	2011
Adjusted EBITDA:
Net income (loss)	$9,581	$12,124	$(11,600)
Depreciation, depletion and amortization	13,336	6,010	2,838
Change in fair value of derivative conversion liability	-	-	10,230
Provision for income tax	6,870	(332)	-
Stock based compensation	1,362	473	627
Commodity derivative change	2,649	-	-
Interest expense	97	-	4,247
Interest income	(47)	(38)	(56)
Adjusted EBITDA	$33,848	$18,237	$6,286

Trend and Outlook

In early September, 2013, Northern Colorado experienced flooding that covered a wide area and caused extensive damage.  Significant damage was done to the area’s infrastructure, such as roads, bridges, and water treatment facilities, as well as to numerous structures within the flood zone.    Approximately 20 of our well sites were directly affected by the flood waters.  However, the damage to our facilities was not severe, and there were no hydrocarbon spills at our sites.  Most of the wells were repaired within a few weeks and all of the sites are expected to return to service during our first fiscal quarter. The cost of repairs will not have a significant impact on our financial statements.  However, the extent of the flooding throughout our production area was so vast that it impacted our daily operations, even on well sites that were not directly affected by the flood.  For several days, it was difficult to gather and transport hydrocarbons, and sales from our legacy vertical wells for the month of September decreased by 35% from the month of August.  The new horizontal wells which reached productive status during the first week of September were less affected by the flood, and production from those wells is expected to meet our initial expectations for the quarter.

During fiscal year 2012, the Wattenberg Field experienced elevated line pressure in the natural gas and liquids gathering system.  Issues with high line pressure continued during 2013.  High line pressure restricts our ability to produce crude oil and natural gas.  As line pressures increase, it becomes more difficult to inject gas produced by our wells into the pipeline.  When line pressure is greater than the operating pressure of our wellhead equipment, the wellhead equipment is unable to inject gas into the pipeline, and our production is restricted or shut-in.  Since our wells produce a mixture of crude oil and natural gas, restrictions in gas production also restrict oil production.  Although various factors can cause increased line pressure, a significant factor in our area is the success of horizontal wells that have recently been drilled.  As new horizontal wells come on-line with increased pressures and volumes, they produce more gas than the gathering system was designed to handle.  Once a pipeline is at capacity, pressures increase and older wells with less natural pressure are not able to compete with the new wells.  The pace of horizontal drilling in the Wattenberg is accelerating and it appears that it will be some time before the gathering system will have sufficient capacity to eliminate the high line pressure issues.

We are taking steps to mitigate high line pressures.  Where it was cost beneficial, we installed compressors to aid the wellhead equipment in its injection of gas into the system.  Compression equipment at the wellhead has proven beneficial, especially at pad sites with multiple vertical wells.  Along with our mid-stream service provider, we are evaluating the installation of larger diameter pipe to improve the gas gathering capacity.

In addition, companies that operate the gas gathering pipelines are making significant capital investments to increase system capacity.  As publicly disclosed, DCP Midstream Partners (“DCP”) is currently implementing a multi-year facility expansion capable of significantly increasing the long-term gathering and processing capacity in the Wattenberg Field.  DCP is the principle third party provider that we employ to gather production from our wells.  A significant improvement in the system will occur as a new processing plant in LaSalle, CO comes on line. The LaSalle, CO plant will have an estimated capacity of 110 million cubic feet per day.  The grand opening for the LaSalle plant was held in October, 2013 and the plant is expected to reach full operational status during our first and second fiscal quarters.  DCP has also announced the building of the Lucerne Plant II, northeast of Greeley in Weld County, with a maximum capacity of 230 mmcf/d, which is estimated to begin operations in 2015.  At this time, we do not know how long it will take for the mitigation efforts to remedy the problem.

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

Other than the foregoing, we do not know of any trends, events or uncertainties that will have had or are reasonably expected to have a material impact on our sales, revenues or expenses

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The following paragraphs provide a discussion of our more significant accounting policies, estimates and judgments.  We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.  See Note 1 of the Notes to the Financial Statements for a detailed discussion of the nature of our accounting practices and additional accounting policies and estimates made by management.

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

Oil and Gas Reserves:  Oil and gas reserves represent theoretical, estimated quantities of crude oil and natural gas which, using geological and engineering data, are estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control.  Accordingly, reserve estimates are different from the future quantities of oil and gas that are ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

The determination of depletion and amortization expenses, as well as the ceiling test calculation related to the recorded value of our oil and natural gas properties, is highly dependent on estimates of proved oil and natural gas reserves.

Oil and Gas Properties:  We use the full cost method of accounting for costs related to our oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves (including the costs of unsuccessful efforts) are capitalized into a single full cost pool.  These costs include land acquisition costs, geological and geophysical expense, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.  Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas properties unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

Interest Rate Risk - At August 31, 2013, we had debt outstanding under our bank credit facility totaling $37.0 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At August 31, 2013, the interest rate was 2.7%, based upon LIBOR plus a margin of 2.5%.  We are currently incurring interest at a rate of 2.7%, and we are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  If interest rates increase, our interest expense would increase and our available cash flow would decrease.

Counterparty Risk –Effective January 1, 2013, we entered into commodity derivative agreements.  These derivative financial instruments present certain market and counterparty risks. We seek to manage the counterparty risk associated with these contracts by limiting transactions to long standing and established counterparties.  We are exposed to potential losses if a counterparty fails to perform according to the terms of the agreement. We do not require collateral or other security to be furnished by counterparties to our derivative financial instruments. There can be no assurance, however, that our practice effectively mitigates counterparty risk. The failure of any of the counterparties to our commodity derivative arrangements to fulfill their obligations to us could adversely affect our results of operations and cash flows.

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

Based on that evaluation, our management concluded that, as of August 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended August 31, 2013, we took measures to bolster our internal control processes pertaining to financial reporting.  Such measures included the implementation of additional procedures related to the valuation of commodity derivatives.

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

Ed Holloway, our President and Chief Executive Officer, and Frank L. Jennings, our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2013.

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

Name	Age	Position
Edward Holloway	61	President, Chief Executive Officer and Director
William E. Scaff, Jr.	56	Vice President, Secretary, Treasurer and Director
Frank L. Jennings	62	Chief Financial Officer
Rick A. Wilber	66	Director
Raymond E. McElhaney	57	Director
Bill M. Conrad	57	Director
R.W. Noffsinger, III	39	Director
George Seward	63	Director

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

Raymond E. McElhaney – Mr. McElhaney has been one of our directors since May 2005.  Since January 2013, he has been the President of a private financial Company, Longhorn Investments, LLC. Until December 2012, he was the President of MCM Capital Management Inc., a privately held financial management company.  Mr. McElhaney is a seasoned executive with numerous appointments, directorships and consulting roles with both private and public companies in a variety of industries and business sectors.  Mr. McElhaney has a strong background in oil and gas exploration and management and was a former Officer and Director of Wyoming Oil and Minerals and a Director of United States Exploration, Inc., both publically traded companies. Mr. McElhaney was a managing partner in the Waco Pipeline, a natural gas gathering system. Over the course of his career, Mr. McElhaney has advised companies on M&A and equity deals, commercial finance transactions, stock offerings, spinoffs and joint venture arrangements. Mr. McElhaney has been involved as an owner breeder of Thoroughbred race horses since 1981. Mr. McElhaney received his Bachelor of Science Degree in Business Administration from the University of Northern Colorado in 1978.

Bill M. Conrad – Mr. Conrad has been one of our directors since May 2005 and prior to the acquisition of Predecessor Synergy was our Vice President and Secretary.  Mr. Conrad has been involved in several aspects of the oil and gas industry over the past 30 years.  From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc.  Since June 2006, Mr. Conrad has served as a director of Gold Resource Corporation, a publicly traded corporation engaged in the mining industry.  In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as its vice president until December 2012.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to our executive officers during each of the three years ended August 31, 2013 (in thousands).

Name and Principal Position	Fiscal Year	Salary1	Bonus2	Stock Awards3	Option Awards4	All Other Compensation5	Total
Ed Holloway,	2013	$330	200	—	—	10	$540
President and Chief	2012	$300	100	—	—	10	$410
Executive Officer	2011	$300	100	—	—	10	$410

William E. Scaff, Jr.,	2013	$330	200	—	—	10	$540
Vice President, Secretary	2012	$300	100	—	—	10	$410
and Treasurer	2011	$300	100	—	—	10	$410

Frank L Jennings,	2013	$180	—	—	—	7	$187
Chief Financial Officer	2012	$180	—	—	—	5	$185
	2011	$88	—	220	404	—	$712

1	The dollar value of base salary (cash and non-cash) earned.
2	The dollar value of bonus (cash and non-cash) earned.
3	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
4	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
5	All other compensation received that we could not properly report in any other column of the table.

The compensation to be paid to Mr. Holloway, Mr. Scaff and Mr. Jennings will be based upon their employment agreements, which are described below.  All material elements of the compensation paid to these officers is discussed below.

On June 1, 2010, the Company entered into employment agreements with Mr. Holloway and Mr. Scaff.  The employment agreements, which expired on May 31, 2013, provide that the Company will pay Mr. Holloway and Mr. Scaff each a monthly salary of $25,000 and require both Mr. Holloway and Mr. Scaff to devote approximately 80% of their time to the Company’s business.  In addition, for every 50 net vertical wells that begin producing oil and/or gas after June 1, 2010, whether as the result of the Company’s successful drilling efforts or acquisitions, the Company would issue to each of Mr. Holloway and Mr. Scaff, a cash payment of $100,000 or shares of common stock in an amount equal to $100,000 divided by the average closing price of the Company’s common stock for the 20 trading days prior to the date the 50th well began producing.

Effective June 1, 2013 the Company entered into new employment agreements with Ed Holloway, Synergy’s President and Chief Executive Officer, and William E. Scaff, Jr., Synergy’s Executive Vice President and Secretary/Treasurer.  The employment agreements, which expire on May 31, 2016, provide that the Company will pay Mr. Holloway and Mr. Scaff each an annual salary of $420,000 and require Mr. Holloway and Mr. Scaff to devote approximately 80% of their time to the Company.  In addition, for every 50 wells that begin producing oil and/or gas after June 1, 2013, whether as the result of the Company’s successful drilling efforts or acquisitions, the Company will pay each of Mr. Holloway and Mr. Scaff $100,000, up to a maximum $300,000 during any 12 month period, provided that:

•	each horizontal well that meets the criteria above will count toward seven wells (as adjusted to reflect the Company’s net working interest in each horizontal well), and

•
the unpaid balance pertaining to any wells included in the previous “50 well bonus program” that first began producing commercial quantities of oil and/or gas as a result of the successful drilling efforts, or as the result of a completed acquisition by the Company, during the three year period ended May 31, 2013, will be counted toward the 50 net well limit applicable for the period beginning June 1, 2013.

The employment agreements will terminate upon the death of Mr. Holloway or Mr. Scaff, their disability or for cause, as the cause may be.  If the employment agreement is terminated for any of these reasons, the employee or his legal representatives, as the case may be, will be paid the salary provided by the employment agreement through the date of termination.

The employment agreements with Mr. Holloway and Mr. Scaff will also will terminate if a Change of Control has occurred.  In the event of a Change in Control, Mr. Holloway and Mr. Scaff can resign as an employee of Synergy and Synergy will pay Mr. Holloway and Mr. Scaff the greater of twelve months of salary or the amount due under their employment agreements.  Whether or not Mr. Holloway of Mr. Scaff resigns as a result of a Change in Control event, all options or bonus shares of Synergy held by Mr. Holloway and Mr. Scaff will become fully vested.

The new employment agreements with Mr. Holloway and Mr. Scaff were approved by our Compensation Committee and Board of Directors.

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

Generally, if an officer resigns within 90 days of a relocation (or demand for relocation) of his place of employment to a location more than 35 miles from his then current place of employment, the employment agreement will be terminated and the officer will be paid the salary provided by the employment agreement through the date of termination and the unvested portion of any stock options held by the officer will vest immediately.

In the event there is a change in control, the employment agreements allows an officer to resign from his position and receive a lump-sum payment equal to 12 months’ salary.  In addition, the unvested portion of any stock options held by the officer will vest immediately.  For purposes of the employment agreement, a change in the control means: (1) our merger with another entity if after such merger our shareholders do not own at least 50% of the voting capital stock of the surviving corporation; (2) the sale of substantially all of our assets; (3) the acquisition by any person of more than 50% of our common stock; or (4) a change in a majority of our directors which has not been approved by our incumbent directors.

The employment agreements mentioned above will terminate upon the employee’s death, or disability or may be terminated by us for cause.  If the employment agreement is terminated for any of these reasons, the employee, or his legal representatives as the case may be, will be paid the salary provided by the employment agreement through the date of termination.

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

Executive officer compensation, as provided above, is structured to be competitive both in its design and in the total compensation offered.  The Compensation Committee of the Board of Directors determines the compensation of our officers.  The Committee’s philosophy on officer compensation is to align executive and shareholder interests. The philosophy’s objective is to provide fair compensation based upon the individual’s position, experience and individual performance.

Our current policy is that the various elements of the compensation package are not interrelated in that gains or losses from past equity incentives are not factored into the determination of other compensation.

A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that the compensation programs are appropriately designed to encourage executive officer retention and motivation to create shareholder value. The Compensation Committee believes that our stockholders are best served when we can attract and retain talented executives by providing compensation packages that are competitive but fair.

The key components of our executive compensation program include annual base salaries and long-term incentive compensation consisting of stock options. It is our policy to target compensation (i.e., base salary, stock option grants and other benefits) at approximately the median of comparable companies in the oil and gas exploration and development industry. Accordingly, data on compensation practices followed by other companies in the oil and gas exploration and development industry is considered.

Base salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other oil and gas exploration and development companies and other publicly traded companies of comparable size.

Stock option grants help to align the interests of our officers with those of its shareholders. Options grants are made under the Company’s Stock Option Plan.

We believe that grants of stock options:

●	Enhance the link between the creation of shareholder value and long-term executive incentive compensation;
●	Provide focus, motivation and retention incentive; and
●	Provide competitive levels of total compensation.

Our long-term incentive program includes of periodic grants of stock options with an exercise price equal to the fair market value of our common stock on the date of grant. Decisions made regarding the timing and size of option grants take into account our performance and that of the employee, “competitive market” practices, and the size of the option grants made in prior years. The weighting of these factors varies and is subjective.

In addition to cash and equity compensation programs, executive officers participate in the health insurance programs available to our other employees.

All executive officers are eligible to participate in the Company’s 401(k) plan on the same basis as all other employees. We matche participant’s contribution in cash, not to exceed 4% of the participant’s total compensation.

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

Stock Option and Bonus Plans

We have three stock award plans: (i) a 2011 non-qualified stock option plan, (ii) a 2011 incentive stock option plan, and (iii) a 2011 stock bonus plan.  Each plan authorizes the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plan.  Our employees, directors, officers, consultants and advisors are eligible to receive such awards, provided that bona fide services be rendered by such consultants or advisors and such services must not be in connection with promoting our stock or the sale of securities in a capital-raising transaction.  The option exercise price is determined by our directors, though generally is based upon the closing market price of our shares on the date of grant.

Summary. The following is a summary of options granted or shares issued pursuant to the Plans as of October 31, 2013.  Each option represents the right to purchase one share of our common stock.

Name of Plan	Total Shares Reserved Under Plans	Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans
2011 Non-Qualified Stock Option Plan	5,000,000	1,954,000	—	2,910,000
2011 Incentive Stock Option Plan	2,000,000	—	—	2,000,000
2011 Stock Bonus Plan	2,000,000	—	185,000	1,815,000

Options

In connection with the acquisition of a corporation in 2008, we issued options to the persons shown below in exchange for options previously issued by that corporation.  The terms of the options we issued are identical to the terms of the previously issued options.  The options were not granted pursuant to our 2005 Plans.  During 2013, the options were modified to extend the expiration date to August 31, 2013.  On August 27, 2013, the options were exercised.

Among other provisions, the options contained a net settlement provision that allowed for exercise of the options on a cashless basis.  Under net settlement terms, the option holder is deemed to exercise options and simultaneously tender the shares back to us in settlement of amounts owed for payment of the exercise price and to satisfy statutory payroll tax withholding requirements.  Thus, under a net settlement transaction, the option holder immediately surrenders a number of shares to which they are otherwise entitled, and the net number of shares issued is less than the options exercised.

The following table shows information concerning the options exercised during the fiscal year ended August 31, 2013 by the person named below:

Name	Date of Exercise	Shares Acquired On Exercise		Value Realized (in thousands)
Ed Holloway	August 27, 2013	486,978	1	$7,530
William E. Scaff, Jr.	August 27, 2013	486,978	1	$7,530

1
Represents net shares acquired upon the cashless exercise of 1 million options.  Pursuant to the net settlement provision, the option holder immediately tendered 513,022 shares to satisfy statutory tax withholding and payment of option exercise price.

The following table shows information concerning our outstanding options as of October 31, 2013.

	Shares underlying unexercised Option which are:			Exercise	Expiration
Name	Exercisable		Unexercisable	Price	Date
Frank L. Jennings	100,000		50,000	$4.40	3/7/21
Employees	358,000	1	1,446,000	1	1

1
Options were issued to several employees pursuant to our Non-Qualified Stock Option Plan.  The exercise price of the options varies between $2.40 and $10.67 per share.  The options expire at various dates between December 2018 and October, 2023.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan or otherwise as of August 31, 2013.

Plan Category	Available Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options

Non-Qualified Stock Option Plan	1,820,000	$4.88

Compensation of Directors During Year Ended August 31, 2013 (in thousands)

Name	Fees Earned or Paid in Cash	Stock Awards1	Option Awards2	Total

Rick Wilber	$—	54	—	$54
Raymond McElhaney	29	33	—	62
Bill Conrad	64	—	—	64
R.W. Noffsinger	64	—	—	64
George Seward	56	—	—	56
	$213	87	—	$300

1	The fair value of stock issued for services computed in accordance with ASC 718.
2	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of October 31, 2013, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name	Number of Shares1		Percent of Class2

Ed Holloway	3,247,887	3	4.3%
William E. Scaff, Jr.	3,247,887	4	4.3%
Frank L. Jennings	174,000		0.2%
Rick A. Wilber	685,011		0.9%
Raymond E. McElhaney	275,725		0.4%
Bill M. Conrad	247,225		0.3%
R.W. Noffsinger, III	288,425		0.4%
George Seward	1,949,692		2.6%
All officers and directors as a group (8 persons)	10,115,852		13.4%

1	Share ownership includes shares issuable upon the exercise of options and warrants, all of which are exercisable on or by January 31, 2014, held by the persons listed below.

Name	Shares Issuable Upon Exercise of Options and Warrants	Option or Warrant Exercise Price	Expiration Date
Frank L. Jennings	100,000	$4.40	3/7/2021

2	Computed based upon 74,391,364 shares of common stock outstanding as of October 31, 2013 plus adjustments for shares issuable upon exercise of options and warrants.

3	Shares are held of record by various trusts and limited liability companies controlled by Mr. Holloway.

4	Shares are held of record by various trusts and limited liability companies controlled by Mr. Scaff.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Any transaction between us and related parties must be approved by a majority of our disinterested directors.

Two of our officers, Ed Holloway and William Scaff, Jr., control three entities with which we have entered into agreements.  These entities are Petroleum Management, LLC (“PM”), Petroleum Exploration and Management, LLC (“PEM”), and HS Land and Cattle, LLC (“HSLC”).

We acquired all of the working oil and gas assets owned by PEM in a transaction that closed on May 24, 2011.  In total, we acquired interests in 88 gross (40 net) oil and gas wells in the Wattenberg Field, and interests in oil and gas leases covering approximately 6,968 gross acres in the Wattenberg Field and the Eastern D-J Basin.  These oil and gas interests were acquired from Petroleum Exploration and Management, LLC (“PEM”), a company owned by Ed Holloway and William E. Scaff, Jr., two of our officers, for approximately $19.0 million.  The transaction was approved by the disinterested directors and by a vote of the shareholders, with Mr. Holloway and Mr. Scaff not voting.  The purchase was funded with a combination of cash, restricted shares and a note payable.  In November 2011, we used proceeds from the bank credit facility to repay the entire principal balance on the related party notes of $5.2 million and accrued interest summing to approximately $142,000.

In October 2010, and following the approval of our directors, we acquired oil and gas properties from PM and PEM, for approximately $1.0 million.  The oil and gas properties consisted of a 100% working interest (80% net revenue interest) in eight oil and gas wells plus additional land, leases and equipment located in the Wattenberg Field.

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

Pursuant to the terms of an Administrative Services Agreement, through June 30, 2010, PM provided us with office space and equipment storage in Platteville, Colorado, as well as secretarial, word processing, telephone, fax, email and related services for a fee of $20,000 per month.  From July 1, 2010 until June 30, 2013 we have leased the office space and equipment storage yard from HSLC at a rate of $10,000 per month.  Commencing July 1, 2013, we leased corporate offices, field offices, and an equipment yard from HSLC at a rate of $15,000 per month.

During the year ended August 31, 2012, we acquired oil and gas leases from George Seward, a member of our board of directors.  In total, we purchased lease interests covering 61,397 gross (51,127 net) undeveloped acres, located in eastern Colorado and western Nebraska, in exchange for 188,137 shares of our common stock.  Based on the market price of our common stock on the transaction dates, these acquisitions were valued at $491,000.

Effective January 1, 2012, we commenced processing revenue distribution payments to all persons that own a mineral interest in the wells which we operate.  Payments to mineral interest owners included payments to entities controlled by three of our directors, Ed Holloway, William Scaff Jr, and George Seward.  The royalty payments made to directors or their affiliates totaled $304,000 for the year ended August 31, 2013 and $196,000 for the year ended August 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For each of the three years ended August 31, 2013, 2012 and 2011, EKS&H, LLLP (Formerly known as Ehrhardt Keefe Steiner & Hottman P.C.) served as our independent registered public accounting firm (in thousands).

	Year Ended	Year Ended	Year Ended
	August 31, 2013	August 31, 2012	August 31, 2011
Audit Fees	$201	$210	$120
Audit-Related Fees	84	7	36
Tax Fees	65	41	44
All Other Fees	25	—	—

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q and Form 10-K reports.  Audit-related fees include amounts billed for the review of our registration statement on Form S-3 and the audits of acquisitions. All other fees represent due diligence activities performed on our behalf.  Prior to contracting with EKS&H to render audit or non-audit services, each engagement was approved by our audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1.1	Articles of Incorporation 1

3.1.2	Amendment to Articles of Incorporation 1

3.1.3	Bylaws 2

3.1.4	Amendment to Articles of Incorporation

4.1	Stock Bonus Plan 15

4.2	Non-Qualified Stock Option Plan 15

4.3	Incentive Stock Option Plan 15

10.1	Employment Agreement with Ed Holloway 3

10.2	Employment Agreement with William E. Scaff, Jr. 3

10.3	Administrative Services Agreement 4

10.4	Agreement regarding Conflicting Interest Transactions 4

10.5	Consulting Services Agreement with Raymond McElhaney and Bill Conrad 5

10.6.1	Form of Convertible Note 5

10.6.2	Form of Subscription Agreement 5

10.6.3	Form of Series C Warrant 5

10.7	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC (wells, equipment and well bore leasehold assignments) 5

10.8	Purchase and Sale Agreement with Petroleum Management, LLC (operations and leasehold) 5

10.9	Purchase and Sale Agreement with Chesapeake Energy 5

10.10	Lease with HS Land & Cattle, LLC 5

10.11	Employment Agreement with Frank L. Jennings 6

10.12	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC 7

10.13	Loan Agreement with Bank of Choice (presently known as Guarantee Bank of Colorado) 8

10.14	Purchase and Sale Agreement with DeClar Oil & Gas, Inc. and Wolf Point Exploration, LLC 9

10.15	Amendment to Line of Credit Agreement 10

10.16	Amendment #2 to Loan Agreement 12

10.17	Purchase and Sale Agreement with ORR ENERGY LLC (Weld County, Colorado oil and gas property) 12

10.18	Exploration Agreement dated March 1, 2013 (Morgan and Weld Counties Colorado, properties)13

10.19	Amendment to Drilling Contract with Ensign United States Drilling, Inc.14

14	Code of Ethics (as amended) 11

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

99	Report of Ryder Scott Company, L.P.
  ____________________________________

1	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #3333-146561.

2	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-146561.

3	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K dated August 6, 2013.

4	Incorporated by reference to the same exhibit filed with the Company’s transition report on Form 10-K for the year ended August 31, 2008.

5	Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K/A filed on June 3, 2011.

6	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 24, 2011.

7	Incorporated by reference to Exhibit 10.12 filed with the Company’s report on Form 8-K filed on August 5, 2011.

8	Incorporated by reference to Exhibit 10.13 filed with the Company’s report on Form 8-K filed on December 2, 2011.

9	Incorporated by reference to Exhibit 10.14 filed with the Company’s report on Form 8-K filed on February 23, 2012.

10	Incorporated by reference to Exhibit 10.15 filed with the Company’s report on Form 8-K filed on April 25, 2012.

11	Incorporated by reference to Exhibit 14 filed with the Company’s report on Form 8-K filed on July 22, 2011.

12	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on October 25, 2012.

13	Incorporated by reference to Exhibit 10.18 filed with the Company’s report on Form 10-Q for the period ended February 28, 2013.

14	Incorporated by reference to Exhibit 10.19 filed with the Company’s 8-K report dated July 24, 2013.

15	Incorporated by reference to same exhibit filed with the Company’s registration statement on Form S-8, File #333-191684.

SYNERGY RESOURCES CORPORATION

To the Board of Directors and Shareholder
Synergy Resources Corporation
Platteville, Colorado

We have audited the accompanying balance sheets of Synergy Resources Corporation (the “Company”) as of August 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended August 31, 2013.  We have also audited the Company’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three year period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Synergy Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework, issued by COSO.

/s/ EKS&H LLLP

November 13, 2013
Denver, Colorado

●   DENVER   ●  FORT COLLINS   ●   BOULDER    ●
www.EKSH.com

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS
 (in thousands, except share data)

	August 31,	August 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$19,463	$19,284
Short-term investments	60,018	—
Accounts receivable:
Oil and gas sales	7,361	3,606
Joint interest billing	4,700	3,268
Inventory	194	178
Other current assets	239	132
Total current assets	91,975	26,468

Property and equipment:
Evaluated oil and gas properties, net	132,979	59,936
Unevaluated oil and gas properties	64,715	32,484
Other property and equipment, net	271	282
Property and equipment, net	197,965	92,702

Deferred tax asset, net	—	332
Other assets	1,296	1,230

Total assets	$291,236	$120,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$949	$1,499
Well costs payable	25,491	5,733
Revenue payable	6,081	4,160
Production taxes payable	6,277	3,805
Other accrued expenses	254	395
Commodity derivative	2,315	—
Total current liabilities	41,367	15,592

Revolving credit facility	37,000	3,000
Commodity derivative	334	—
Deferred tax liability, net	6,538	—
Asset retirement obligations	2,777	1,027
Total liabilities	88,016	19,619

Commitments and contingencies (See Note 14)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized:
70,587,723 and 51,409,340 shares issued and outstanding,
respectively	71	52
Additional paid-in capital	216,383	123,876
Accumulated deficit	(13,234)	(22,815)
Total shareholders' equity	203,220	101,113

Total liabilities and shareholders' equity	$291,236	$120,732

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	For the Years Ended August 31,
	2013	2012	2011

Oil and gas revenues	$46,223	$24,969	$10,002

Expenses
Lease operating expenses	3,417	1,212	484
Production taxes	4,237	2,436	956
Depreciation, depletion,
and amortization	13,336	6,010	2,838
General and administrative	5,688	3,557	2,904
Total expenses	26,678	13,215	7,182

Operating income	19,545	11,754	2,820

Other income (expense)
Change in fair value of derivative
conversion liability	-	-	(10,229)
Commodity derivative realized loss	(395)	-	-
Commodity derivative unrealized loss	(2,649)	-	-
Interest expense, net	(97)	-	(4,247)
Interest income	47	38	56
Total other income (expense)	(3,094)	38	(14,420)

Income before income taxes	16,451	11,792	(11,600)

Deferred income tax provision (benefit)	6,870	(332)	-
Net income (loss)	$9,581	$12,124	$(11,600)

Net income (loss) per common share:
Basic	$0.17	$0.26	$(0.45)
Diluted	$0.16	$0.25	$(0.45)

Weighted average shares outstanding:
Basic	57,089,362	46,587,558	26,009,283
Diluted	59,088,761	48,359,905	26,009,283

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 for the years ended August 31, 2013, 2012 and 2011
(in thousands, except share data)

	Number of Common	Par Value	Additional	Accumulated Earnings	Total Shareholders' Equity
	Shares	Common Stock	Paid - In Capital	(Deficit)	(Deficit)
Balance, August 31, 2010	13,510,981	$14	$22,309	$(23,339)	$(1,016)

Shares issued pursuant to conversion of debt and accrued interest at $1.60 per share, net of $1,052,917 unamortized debt discount	9,979,376	10	14,904	—	14,914
Reclassification of derivative conversion liability to equity pursuant to early conversion of debt	—	—	19,554	—	19,554
Shares issued in exchange for mineral leases and services	1,999,838	2	5,668	—	5,670
Shares issued in exchange for oil and gas assets, related party	1,381,818	1	4,697	—	4,698
Shares issued for cash at $2.00 per share pursuant to the November 30, 2010 offering memorandum, net of offering costs of $1,309,279	9,000,000	9	16,682	—	16,691
Shares issued pursuant to conversion of Series D warrants on a cashless basis	226,199	—	—	—	—
Stock based compensation			197		197
Net (loss)	—	—	—	(11,600)	(11,600)
Balance, August 31, 2011	36,098,212	$36	$84,011	$(34,939)	$49,108

Shares issued in exchange for mineral leases and services	669,765	1	1,998	—	1,999
Shares issued for cash at $2.75 per share pursuant to the October 7, 2011 offering memorandum, net of offering costs of $2,028,215	14,636,363	15	37,407	—	37,422
Stock based compensation	5,000	—	460	—	460
Net income	—	—	—	12,124	12,124
Balance, August 31, 2012	51,409,340	$52	$123,876	$(22,815)	$101,113

Shares issued for Orr Energy acquisition	3,128,422	3	13,515		13,518
Shares issued in exchange for mineral assets	687,122	1	3,165		3,166
Shares issued for cash at $6.25 per share pursuant to the June 13, 2013 offering memorandum, net of offering costs of $4.4 million	13,225,000	13	78,230		78,243
Shares issued for exercise of warrants	1,052,698	1	3,274		3,275
Taxes paid on stock option exercise	—	—	(6,990)		(6,990)
Shares issued for exercise of stock option	1,030,057	1	(1)		—
Stock based compensation	55,084	—	1,314		1,314
Net income				9,581	9,581
Balance, August 31, 2013	70,587,723	$71	$216,383	$(13,234)	$203,220

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended August 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,581	$12,124	$(11,600)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation, and amortization	13,336	6,010	2,838
Amortization of debt issuance cost	-	-	1,588
Accretion of debt discount	-	-	2,664
Provision for deferred taxes	6,870	(332)	-
Stock-based compensation	1,362	473	627
Valuation decrease in commodity derivatives	2,649	-	-
Change in fair value of derivative liability	-	-	10,229
Changes in operating assets and liabilities:
Accounts receivable
Oil and gas sales	(3,756)	(1,597)	(991)
Joint interest billing	(1,432)	(685)	(424)
Inventory	(16)	282	(72)
Accounts payable
Trade	(550)	(155)	1,550
Revenue	1,921	4,161	-
Production taxes	2,472	2,279	350
Accrued expenses	(141)	(1,291)	1,317
Other	(176)	(17)	(160)
Total adjustments	22,539	9,128	19,516
Net cash provided by operating activities	32,120	21,252	7,916

Cash flows from investing activities:
Acquisition of property and equipment	(80,469)	(46,751)	(30,247)
Short-term investments	(60,000)
Net proceeds from sales of oil and gas properties	-	71	8,382
Net cash used in investing activities	(140,469)	(46,680)	(21,865)

Cash flows from financing activities:
Proceeds from sale of stock	82,656	40,250	18,000
Offering costs	(4,413)	(2,829)	(1,309)
Proceeds from exercise of warrants	3,275	3,000	-
Shares withheld for payment of employee payroll taxes	(6,990)	-	-
Net proceeds from revolving credit facility	34,000	-	-
Principal repayment of related party notes payable	-	(5,200)	-
Net cash provided by financing activities	108,528	35,221	16,691

Net increase in cash and equivalents	179	9,793	2,742

Cash and equivalents at beginning of period	19,284	9,491	6,749

Cash and equivalents at end of period	$19,463	$19,284	$9,491

Supplemental Cash Flow Information (See Note 15)

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
August 31, 2013, 2012 and 2011

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

Cash and Cash Equivalents:  The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of less than three months to be cash and cash equivalents.

Short-Term Investments:  As part of its cash management strategies, the Company invests in short-term interest bearing deposits such as certificates of deposits with maturities of less than one year.

Inventory:    Inventories consist primarily of tubular goods and well equipment to be used in future drilling operations or repair operations and are carried at the lower of cost or market

Oil and Gas Properties:    The Company uses the full cost method of accounting for costs related to its oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves (including the costs of unsuccessful efforts) are capitalized into a single full cost pool.  These costs include land acquisition costs, geological and geophysical expense, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.  Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas properties unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

Wells in progress represent the costs associated with the drilling of oil and gas wells that have yet to be completed as of August 31, 2013.  Since the wells had not been completed as of August 31, 2013, they were classified within unevaluated oil and gas properties and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells commence production and will become subject to depletion and the ceiling test calculation in subsequent periods.

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for the twelve months ended August 31, 2013 or 2012.

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

Capitalized Interest:  The Company capitalizes interest on expenditures made in connection with acquisition of mineral interests and development projects that are not subject to current amortization.  Interest is capitalized during the period that activities are in progress to bring the projects to their intended use.  See Note 9 for additional information.

Capitalized Overhead:  A portion of the Company’s overhead expenses are directly attributable to acquisition and development activities.  Under the full cost method of accounting, these expenses in the amounts shown in the table below were capitalized in the full cost pool (in thousands).

	For the Years Ended August 31,
	2013	2012	2011
Capitalized overhead	$637	$345	$206

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

	For the Years Ended August 31,
	(in thousands)
	2013	2012	2011
Non-cash expense recognized related to the change in
the fair value of derivative conversion liabilities	$-	$-	$10,229
Derivative conversion liabilities recognized in additional
paid-in-capital	$-	$-	$19,554

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

Major Customers and Operating Region:    The Company operates exclusively within the United States of America.  Except for cash and short-term investments, all of the Company’s assets are employed in and all of its revenues are derived from the oil and gas industry.   The table below presents the percentages of oil and gas revenue resulting from purchases by major customers.

	For the Years Ended August 31,
	2013	2012	2011
Company A	50%	68%	75%
Company B	15%	11%	21%

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

Customers with balances greater than 10% of total receivable balances as of each of the fiscal year ends presented are shown in the following table:

	As of August 31,
	2013	2012	2011
Company A	24%	35%	31%
Company B	23%	30%	31%
Company C	12%	*	13%

* less than 10%

Lease Operating Expenses:  Costs incurred to operate and maintain wells and related equipment and facilities are expensed as incurred.  Lease operating expenses (also referred to as production or lifting costs) include the costs of labor to operate the wells and related equipment and facilities, repairs and maintenance, materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities, property taxes and insurance applicable to proved properties and wells and related equipment and facilities.

Stock-Based Compensation:  The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date, calculated using the Black-Scholes-Merton option pricing model.  The expense is recognized over the vesting period of the grant.  See Note 11 below for additional information.

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

No significant uncertain tax positions were identified as of any date on or before August 31, 2013.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of August 31, 2013, the Company has not recognized any interest or penalties related to uncertain tax benefits.  For further information, see Note 12 below.

Financial Instruments:  The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of less than three months to be cash and cash equivalents.  A substantial portion of the Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, accrued expenses, and obligations under the revolving line of credit facility, all of which are considered to be representative of their fair value due to the short-term and highly liquid nature of these instruments.

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

As discussed in Note 5, the Company incurred asset retirement obligations during the periods presented, the value of which was determined using unobservable pricing inputs (or Level 3 inputs).  The Company uses the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Commodity Derivative Instruments: The Company has entered into commodity derivative instruments, primarily utilizing swaps or “no premium” collars to reduce the effect of price changes on a portion of our future oil production. The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity derivative line on the statement of operations. We value our derivative instruments by obtaining independent market quotes, as well as using industry standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures.  We compare the valuations calculated by us to valuations provided by the counterparties to assess the reasonableness of each valuation. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. For additional discussion, please refer to Note 7—Commodity Derivative Instruments.

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

The following table sets forth the share calculation of diluted earnings per share.

	For the Years Ended August 31,
	2013	2012	2011
Weighted-average shares outstanding - basic	57,089,362	46,587,558	26,009,283
Potentially dilutive common shares from:
Stock options	1,881,682	1,380,861	-
Warrants	117,717	391,486	-
Weighted-average shares outstanding - diluted	59,088,761	48,359,905	26,009,283

The following potentially dilutive securities outstanding for the fiscal years presented were not included in the respective earnings per share calculation above, as such securities had an anti-dilutive effect on earnings per share:

	For the Years Ended August 31,
	2013	2012	2011
Potentially dilutive common shares from:
Stock options	670,000	2,495,000	4,645,000
Warrants	8,500,000	14,098,000	14,931,067
Total	9,170,000	16,593,000	19,576,067

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

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of August 31,
	2013	2012
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$38,826	$27,070
Wells in progress	25,889	5,414
Subtotal, unevaluated costs	64,715	32,484

Evaluated costs:
Producing and non-producing	155,755	69,667
Total capitalized costs	220,470	102,151
Less, accumulated depletion	(22,776)	(9,731)
Oil and gas properties, net	197,694	92,420

Other property and equipment	544	436
Less, accumulated depreciation	(273)	(154)
Other property and equipment, net	271	282

Total property and equipment, net	$197,965	$92,702

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

Costs Incurred:  Costs incurred in oil and gas property acquisition, exploration and development activities for the fiscal years presented were (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Acquisition of property:
Unproved	$12,295	$9,145	$9,198
Proved	43,143	459	21,251
Exploration costs	-	-	-
Development costs	61,128	39,739	14,997
Asset retirement obligation	1,578	300	351
Total costs incurred	$118,144	$49,643	$45,797

Capitalized Costs Excluded from Amortization:  The following table summarizes costs related to unevaluated properties that have been excluded from amounts subject to depletion, depreciation, and amortization at August 31, 2013 (in thousands).  There were no individually significant properties or significant development projects included in the Company’s unevaluated property balance.  The Company regularly evaluates these costs to determine whether impairment has occurred.  The majority of these costs are expected to be evaluated and included in the amortization base within three years.

	Period Incurred				Total as of
					August 31,
	2013	2012	2011	Prior	2013
Unproved leasehold acquisition costs	$11,757	$9,636	$16,585	$848	$38,826
Unevaluated development costs	25,889	-	-	-	$25,889
Total unevaluted costs	$37,646	$9,636	$16,585	$848	$64,715

3.	Acquisition

On October 23, 2012, the Company entered into a definitive purchase and sale agreement (“the Agreement”), with Orr Energy, LLC (“Orr”), for its interests in 36 producing oil and gas wells and approximately 3,933 gross (3,196 net) mineral acres (the “Orr Assets”). On December 5, 2012, the Company closed the transaction for a combination of cash and stock.  Orr received 3,128,422 shares of the Company’s common stock valued at $13.5 million and cash consideration of approximately $29.0 million. Transaction costs related to the acquisition were approximately $109,000, all of which were recorded in the statement of operations within the general and administrative expenses line item for the twelve months ended August 31, 2013.   No material costs were incurred for the issuance of the shares of common stock.

The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of December 5, 2012.  The following table summarizes the purchase price and final allocations of the fair value of the assets acquired and liabilities assumed (in thousands):

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

As stated above, on December 5, 2012, the Company completed an acquisition of oil and gas properties from Orr Energy.  Below are the combined results of operations for the twelve months ended August 31, 2013 and 2012 as if the acquisition had occurred on September 1, 2011 (in thousands, except per share data).

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

	For the years ended August 31,
	(Unaudited)
	2013	2012

Oil and Gas Revenues	$47,760	$32,188

Net income	$10,118	$14,870

Earnings per common share
Basic	$0.17	$0.30
Diluted	$0.17	$0.29

4.	Depletion, depreciation and amortization (“DDA”)

Depletion, depreciation and amortization consisted of the following (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Depletion	$13,046	$5,838	$2,743
Depreciation and amortization	290	172	95
Total DDA Expense	$13,336	$6,010	$2,838

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

For the Years Ended August 31,
	2013	2012
Inflation rate	3.9 - 4.0%	3.9 - 4.0%
Estimated asset life	24.0 - 40.0 years	24.0 - 27.6 years
Credit adjusted risk free interest rate	8.0 - 11.2%	11.2 - 11.7%

The following table summarizes the changes in asset retirement obligations associated with the Company's oil and gas properties (in thousands).  The revisions recognized during 2013 were primarily from increases in the undiscounted abandonment cost estimates.

	As of August 31,
	2013	2012
Beginning asset retirement obligation	$1,027	$644
Liabilities incurred	376	300
Liabilities assumed	240	-
Liabilities settled	-	-
Accretion expense	172	83
Revisions in previous estimates	962	-
	$2,777	$1,027

6.	Revolving Credit Facility

On November 28, 2012, the Company entered into an amended revolving credit facility (“LOC”) with a bank syndicate.  The LOC is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes, and to support letters of credit.  The terms provide for $150 million in the maximum amount of borrowings available to the Company, subject to a borrowing base limitation.  Community Banks of Colorado acts as the administrative agent for the bank syndicate with respect to the LOC.  The credit facility expires on November 28, 2016.

Interest under the LOC is payable monthly and accrues at a variable rate, subject to a minimum rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin of 0% to 1%, or London Interbank Offered Rate (LIBOR) plus a margin of 2.50% to 3.25%.  The interest rate margin, as well as other bank fees, varies with utilization of the LOC.  The average annual interest rate for borrowings during the year ended August 31, 2013, was 3.2%.  As of August 31, 2013, the interest rate on the outstanding balance was 2.7%, representing LIBOR plus a margin of 2.5%.

Certain of the Company’s assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves.  The borrowing base limitation is generally subject to redetermination on a semi-annual basis.  The most recent redetermination increased the borrowing base to $75 million based upon the reserve report as of February 28, 2013.  As of August 31, 2013, the unused borrowing base available for future borrowing totaled approximately $38 million.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain customary financial ratios.  On a quarterly basis, the Company must maintain (a) an adjusted current ratio greater than 1.0, (b) a ratio of earnings before interest, taxes, depletion, amortization and exploration expense (EBITDAX) greater than 3.5 times interest and fees, (c) a ratio of total funded debt less than 3.5 times EBITDAX, and (d) a ratio of total funded debt less than 0.5 times total capitalization.  Furthermore, terms of the LOC require the Company to maintain hedge contracts covering future production quantities that are included in the borrowing base.  The Company is required to hedge no less than 45% and no more than 80% of scheduled production for a rolling 24 months.

7.	Commodity Derivative Instruments

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

The Company’s commodity derivative contracts as of August 31, 2013 are summarized below:

Contract Type	Basis (1)	Quantity (Bbl/month)	Strike Price ($/Bbl)	Term
Collar	NYMEX	3,014	$87.00 - $102.50	Sept 1, 2013 - Dec 31, 2013
Collar	NYMEX	1,840	$85.00 - $98.50	Jan 1, 2014 - Dec 31, 2014
Collar	NYMEX	7,000	$80.00 - $92.50	Jan 1, 2015 - Jun 30, 2015

Contract Type	Basis (1)	Quantity (Bbl/month)	Swap Price ($/Bbl)	Term
Swap	NYMEX	3,014	$91.70	Sept 1, 2013 - Dec 31, 2013
Swap	NYMEX	6,000	$96.35	Sept 1, 2013 - Dec 31, 2013 (2)
Swap	NYMEX	8,000	$94.45	Sept 1, 2013 - Dec 31, 2013
Swap	NYMEX	15,000	$98.00	Sept 1, 2013 - Dec 31, 2013
2013 Total/Average		32,014	$95.13
Swap	NYMEX	1,840	$90.80	Jan 1, 2014 - Dec 31, 2014
Swap	NYMEX	2,000	$90.11	Jan 1, 2014 - Dec 31, 2014
Swap	NYMEX	5,000	$90.50	Jan 1, 2014 - Dec 31, 2014
Swap	NYMEX	15,000	$98.00	Jan 1, 2014 - Feb 28, 2014
2014 Total/Average		23,840	$92.35

(1) NYMEX refers to WTI quoted prices on the New York Mercantile Exchange
(2) In connection with entering into these swaps with premium hedged prices, the counterparty has the right, but not the obligation to extend the swap to January 1, 2014 through December 31, 2014 at the current strike price and quantity.  This option expires on December 31, 2013.

    The following table details the fair value of the derivatives recorded in the applicable balance sheet, by category (in thousands):

		As of August 31,
Underlying Commodity	Balance Sheet Location	2013	2012
Crude Oil derivative contract	Current liabilities	$2,315	$-
Crude Oil derivative contract	Noncurrent liabilities	$334	$-

    The amount of loss recognized in the statements of operations related to derivative financial instruments was as follows (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Unrealized loss on commodity derivatives	$2,649	$-	$-
Realized loss on commodity derivatives	395	-	-
Total loss	$3,044	$-	$-

8.	Fair Value Measurements

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

The Company’s non-recurring fair value measurements include asset retirement obligations, please refer to Note 5—Asset Retirement Obligations, and for the purchase price allocations for the fair value of assets and liabilities acquired through business combinations, please refer to Note 3—Acquisitions.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recuring basis as of  August 31, 2013 and 2012 by level within the fair value hierarchy (in thousands):

Fair Value Measurements at August 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$-	$-	$-	$-
Commodity derivative liability	$-	$2,649	$-	$2,649

Fair Value Measurements at August 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$-	$-	$-	$-
Commodity derivative liability	$-	$-	$-	$-

Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At August 31, 2013, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as level 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and credit facility borrowings. The carrying values of cash and cash equivalents and accounts receivable, accounts payable are representative of their fair values due to their short-term maturities.  The carrying amount of the Company’s credit facility approximated fair value as it bears interest at variable rates over the term of the loan.

9.	Interest Expense

The components of interest expense are (in thousands):

	For the Years Ended August 31,
	2013	2012	2011

Revolving bank credit facility at a variable rate	$1,067	$108	$41
Convertible promissory notes at 8%	-	-	590
Related party note payable at 5.25%	-	68	74
Accretion of debt discount	-	-	2,664
Amortization of debt issuance costs	160	32	1,588
Less, interest capitalized	(1,130)	(208)	(710)
Interest expense, net	$97	$-	$4,247

10.	Shareholders’ Equity

The Company's classes of stock are summarized as follows:

	For the Years Ended August 31,
	2013	2012	2011
Preferred stock, shares authorized	10,000,000	10,000,000	10,000,000
Preferred stock, par value	$0.01	$0.01	$0.01
Preferred stock, shares issued and outstanding	nil	nil	nil
Common stock, shares authorized	100,000,000	100,000,000	100,000,000
Common stock, par value	$0.001	$0.001	$0.001
Common stock, shares issued and outstanding	70,587,723	51,409,340	36,098,212

Preferred Stock may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

The following shares of common stock were issued during the fiscal years presented:

Sale of common stock

In June 2013, the Company completed the sale of common stock in an underwritten public offering led by Johnson Rice LLC.

In fiscal year 2012, the Company completed the sale of common stock in an underwritten public offering led by Northland Capital Markets.

In fiscal year 2011, the Company completed the sale of common stock to private investors.

Certain details of each transaction are shown in the following table.  Net proceeds represent amounts received by the Company after deductions for underwriting discounts, commissions and expenses of the offering.

	For the Years Ended August 31,
	2013	2012	2011
Number of common shares sold	13,225,000	14,363,363	9,000,000
Offering price per common share	$6.25	$2.75	$2.00
Net proceeds (in thousands)	$78,243	$37,422	$16,691

Common stock issued for acquisition of mineral interests and services

During the fiscal years presented, the Company issued common shares in exchange for mineral property interests and to individuals as compensation for services provided to the Company.  The value of each transaction was determined using the market price of the Company’s common stock on the date of each transaction.

	For the Years Ended August 31,
	2013	2012	2011
Number of common shares issued for mineral property leases	687,122	669,765	1,864,838
Number of common shares issued for Orr Energy acquisition	3,128,422	-	-
Total common shares issued	3,815,544	669,765	1,864,838

Average price per common share	$4.37	$3.12	$3.04
Aggregate value of shares issues (in thousands)	16,684	$2,090	$5,670

Common stock warrants

The Company has issued warrants to purchase common stock.  The relevant terms of the warrants are described in the following paragraphs.

Series A – During the year ended August 31, 2009, the Company issued 4,098,000 Series A warrants, each of which was immediately exercisable.  Each Series A warrant entitled the holder to purchase one share of common stock for $6.00 per share.  All of the Series A warrants expired on December 31, 2012.

Series B – During the year ended August 31, 2009, the Company issued 1,000,000 Series B warrants, each of which was immediately exercisable.  Each Series B warrant entitled the holder to purchase one share of common stock for $10.00 per share.  All of the Series B warrants expired on December 31, 2012.

Series C – During the year ended August 31, 2010, the Company issued 9,000,000 Series C warrants in connection with a unit offering.  Each unit included one convertible promissory note with a face value of $100,000 and 50,000 Series C warrants.  Each Series C warrant entitles the holder to purchase one share of common stock for $6.00 per share.  The Series C warrants will expire, if not previously exercised, on December 31, 2014.  During the year ended August 31, 2013, 500,000 warrants were exercised.

Series D – During the year ended August 31, 2010, the Company issued 1,125,000 Series D warrants to the placement agent for a unit offering.  Each Series D warrant entitles the holder to purchase one share of common stock for $1.60 per share, and contains a net settlement provision that provides for exercise of the warrants on a cashless basis.  The Series D warrants will expire, if not previously exercised, on December 31, 2014.  During each of the three years ended August 31, 2013, the following warrants were exercised: 627,799 during fiscal 2013, nil during fiscal 2012, and 355,399 during fiscal 2011.

Sales Agent Warrants – During the year ended August 31, 2009, the Company issued 31,733 warrants to the sales agent for an equity offering.  Each Sales Agent Warrant entitled the holder to purchase two shares of common for $1.80 per share.  The Sales Agent Warrants had an expiration date of December 31, 2012, and all of the warrants were exercised during the year ended August 31, 2013.

Investor Relations Warrants – During the year ended August 31, 2012, the Company issued 100,000 warrants to a firm providing investor relations services.  Each Investor Relations Warrant entitles the holder to purchase one share of common stock for $2.69 per share, and contains a net settlement provision that provides for exercise of the warrants on a cashless basis.  The warrants were to become exercisable in equal quarterly installments over a one year period.  During the year ended August 31, 2013, warrants to purchase 50,000 shares became exercisable and warrants to purchase 50,000 shares were forfeited due to early termination of the agreement.  Also during the year ended August 31, 2013, 25,000 warrants were exercised.

The following table summarizes activity for common stock warrants for the fiscal years presented:

	Number of Shares Issuable Upon Warrant Exercise	Weighted Average Exercise Price Per Share
Outstanding, August 31, 2010	15,286,466	$5.92
Exercised	355,399	$1.60
Outstanding, August 31, 2011	14,931,067	$6.02
Granted	100,000	$2.69
Exercised	-	$-
Outstanding, August 31, 2012	15,031,067	$6.02
Exercised	1,216,265	$3.44
Forfeited / Expired	5,148,000	$6.74
Outstanding, August 31, 2013	8,666,802	$5.92

The following table summarizes information about the Company’s issued and outstanding common stock warrants as of August 31, 2013:

Description	Number of Shares	Exercise Price	Remaining Contractual Life (in years)	Exercise Price times number of shares
Series C	8,500,000	$6.00	1.30	$51,000,000
Series D	141,802	$1.60	1.30	$226,883
Investor Relations	25,000	$2.69	2.30	$67,250
Total	8,666,802			$51,294,133

Conversion of Promissory Notes into Shares of Common Stock

During the year ended August 31, 2011, convertible promissory notes with a face value of $15,908,000 were converted into 9,942,500 shares of common stock at a rate of $1.60 per share.  In addition, 36,876 shares of common stock were issued in payment of accrued interest, also at a rate of $1.60 per share.

The notes had been issued during the fiscal year ended August 31, 2010, as part of the Company’s sale of 180 units, each of which consisted of a convertible promissory note in the face amount of $100,000 and bearing interest at an annual rate of 8%.  Some of the notes were converted into common shares during the year ended August 31, 2010, and all of the remaining outstanding notes were converted during the year ended August 31, 2011.

11.	Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity based compensation in the form of stock options, restricted stock grants, and warrants.  The Company records an expense related to equity compensation by pro-rating the estimated fair value of each grant over the period of time that the recipient is required to provide services to the Company (the “vesting phase”).  The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company’s common stock.  Indirect valuations are calculated using the Black-Scholes-Merton option pricing model. For the periods presented, all stock based compensation expense was classified as a component within General and Administrative expense on the Statement of Operations.

The amount of stock based compensation expense is as follows (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Stock options	$1,039	$443	$197
Restricted stock grants	277	17	430
Investor relations warrants	46	13	-
	$1,362	$473	$627

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

As of August 31, 2013, there were 5,000,000 shares authorized for issuance under the non-qualified plan and 2,000,000 shares authorized for each of the incentive stock option and stock bonus plans.

During the respective fiscal years, the Company granted the following non-qualified stock options:

	For the Years Ended August 31,
	2013	2012	2011
Number of options to purchase common shares	1,025,000	275,000	425,000
Weighted average exercise price	$6.05	$2.96	$3.79
Term (in years)	10 years	10 years	10 years
Vesting Period (in years)	3-5 years	4-5 years	4-5 years
Fair Value (in thousands)	$4,179	$519	$990

The assumptions used in valuing stock options granted during each of the fiscal years presented were as follows:

	For the Years Ended August 31,
	2013	2012	2011
Expected term	6.2 years	6.5 years	6.0 - 6.5 years
Expected volatility	77%	56.7 - 69.4%	53.2 - 69.4%
Risk free rate	0.89-2.11%	1.01-1.42%	1.48-2.63%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0 - 0.7%	0.0%

During the year end August 31, 2013, the Compensation Committee modified the terms of the stock options to acquire 2,000,000 shares of common stock with an original expiration date of June 2013 to August 2013. The effect of the modification resulted in an immaterial expense to stock based compensation.   Effective August 27, 2013, the options were exercised on a cashless basis.  As part of the net settlement provisions of a cashless exercise, the Company withheld 1,026,043 shares with a value of $8.7 million, which was used to satisfy payment of the exercise price and $6.7 million to pay to the appropriate government entity to satisfy the required minimum payroll taxes.

The following table summarizes activity for stock options for the fiscal years presented:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2010	4,220,000	$5.36
Granted	425,000	$3.79
Exercised	-	$-
Outstanding, August 31, 2011	4,645,000	$5.21
Granted	275,000	$2.96
Exercised	-	$-
Forfeited	(5,000)	$3.40
Outstanding, August 31, 2012	4,915,000	$5.09
Granted	1,025,000	$6.05
Exercised	(2,120,000)	$1.10
Expired	(2,000,000)	$10.00
Outstanding, August 31, 2013	1,820,000	$4.88

The following table summarizes information about issued and outstanding stock options as of August 31, 2013:

	Outstanding Options	Vested Options
Number of shares	1,820,000	373,000
Weighted average remaining contractual life	8.7 years	7.7 years
Weighted average exercise price	$4.88	$3.71
Aggregate intrinsic value (in thousands)	$8,160	$2,107

The estimated unrecognized compensation cost from unvested stock options as of August 31, 2013, which will be recognized ratably over the remaining vesting phase, is as follows:

Unvested Options at August 31, 213
Unrecognized compensation expense (in thousands)	$4,452
Remaining vesting phase	3.4 years

12.	Income Taxes

The income tax provision (benefit) is comprised of the following (in thousands):

	As of August 31,
	2013	2012	2011
Current:
Federal	$-	$-	$-
State	-	-	-
Total current income tax	-	-	-

Deferred:
Federal	$6,367	$4,219	$4,266
State	503	360	354
Total deferred income tax	6,870	4,579	4,620

Valuation allowance	-	(4,911)	(4,620)
Income tax provision (benefit)	$6,870	$(332)	$-

            A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense (benefit) for income taxes is follows (in thousands):

	As of August 31,
	2013	2012	2011
Federal income tax at statutory rate	$5,594	$4,009	$3,944
State income taxes, net of federal tax	503	360	354
Statutory depletion	(929)	-	-
Stock based compensation	1,911	-	-
Other	(209)	210	322
Change in valuation allowance	-	(4,911)	(4,620)
Income tax provision (benefit)	$6,870	$(332)	$-
Effective rate expressed as a percentage	42%	3%	0%

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

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at each of the fiscal year ends presented follow (in thousands):

	As of August 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forward	$11,485	$12,643
Stock-based compensation	515	4,070
Statutory depletion	929	-
Unrealized loss on commodity derivative	982	-
Other	3	3
Gross deferred tax assets	$13,914	$16,716

Deferred tax liabilities:
Basis of oil and gas properties	20,452	16,384
Gross deferred tax liabilities	20,452	16,384
Deferred tax liability (asset), net	$6,538	$(332)

At August 31, 2013 the Company has a net operating loss carry-forward for federal and state tax purposes of approximately $41.3 million that could be utilized to offset taxable income of future years.  For financial reporting purposes the company has net operating losses of approximately $31 million.  The difference of $10.3 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable.  The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated.  Substantially all of the carry-forward will commence expiring in 2031, 2032, and 2033.

The realization of the deferred tax assets related to the NOL carry-forwards is dependent on the Company’s ability to generate sufficient future taxable income within the applicable carryforward periods. As of August 31, 2013, the Company believes it will be able to generate sufficient future taxable income within the carryforward periods, and accordingly believes that it is more likely than not that its net deferred income tax assets will be fully realized.

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

As of August 31, 2013, the Company had no unrecognized tax benefits. The Company believes that there are no new items, nor changes in facts or judgments that should impact the Company’s tax position.  Given the substantial NOL carry-forwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carry-forwards, and would not result in significant interest expense or penalties.  Substantially of the Company's tax returns filed since inception are still subject to examination by tax authorities.

13.	Related Party Transactions and Commitments

Two of the Company’s executive officers control three entities that have entered into agreements to provide various goods, services, facilities, and oil and gas properties to the Company.  The entities are Petroleum Management, LLC (“PM”), Petroleum Exploration and Management, LLC (“PEM”), and HS Land & Cattle, LLC (“HSLC”).

Acquisition of Oil and Gas Assets from PEM:  During the year ended August 31, 2011, the Company completed two transactions under which it acquired oil and gas assets from PEM, as outlined below.

In May 2011, PEM sold all of its operating oil and gas assets (excluding passive assets such as royalty interests) to the Company.  Pursuant to the terms of the Purchase and Sale Agreement, as approved by its shareholders, the Company acquired a working interest in operating oil and gas wells and certain other mineral assets in a transaction that closed on May 24, 2011.  The purchase price consisted of a combination of cash, 1,381,818 shares of restricted common stock, and a note payable, as detailed in the table below (in thousands)  In November 2011, the Company utilized proceeds from the LOC (Note 6) to repay the entire principal balance and accrued interest.

	For the Years Ended August 31,
	2013	2012	2011
Consideration for certain mineral assets:
Cash payments for certain mineral assets	$-	$-	$10,000
Value of restricted shares of common stock	-	-	4,698
Promissory note	-	-	5,200
Total	$-	$-	$19,898

Subsequent settlement of amounts owing:
Repayment of promissory note	$-	$5,200	$-
Payment of interest on promissory note	-	142	-
Total	$-	$5,342	$-

In a separate transaction that closed in October 2010, the Company acquired with cash certain mineral assets located in the Wattenberg Field of the D-J Basin, from PM and PEM.  The assets acquired included working interests in certain operating oil and gas wells, drill sites, and miscellaneous equipment for a purchase price of $1,017,435.

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

The following table summarizes the transactions with PM and PEM during the fiscal years presented (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Beginning balance due to PM	$-	$-	$539
Purchase of equipment from PM	-	-	2
Payments to PM for equipment	-	-	(541)
Ending balance due to PM for equipment	$-	$-	$-

Beginning balance due from PEM	$-	$-	$868
Joint interest costs billed to PEM	-	-	396
Amounts collected from PEM	-	-	(1,264)
Ending balance due from PEM	$-	$-	$-

Facilities and Services Agreements:  The Company leases office space and an equipment storage yard in Platteville, Colorado, under a twelve month lease agreement with HSLC. The lease is renewable annually.  Under this agreement, the Company incurred the following expenses to HSLC for the fiscal years presented (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Rent expense	$130	$120	$120

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

	For the Years Ended August 31,
	2013	2012	2011
Restricted shares of common stock	-	188,137	40,000
Value of restriced shares of common stock (in thousands)	$-	$491	$164

Effective January 1, 2012, the Company commenced processing its own oil and gas revenues.  Payments to royalty owners included payments to entities controlled by three of the Company’s directors, Ed Holloway, William Scaff Jr, and George Seward.   The following table summarizes the royalty payments made to directors or their affiliates for the fiscal years presented (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Total Royalty Payments	$304	$196	N/A

14.	Other Commitments and Contingencies

Effective July 18, 2013, the Company amended its drilling contract with Ensign United States Drilling, Inc. to utilize a drilling rig for the drilling of 25 horizontal wells.  Total payments due to Ensign will depend upon a number of variables, including the target formation and other technical details.  The Company estimates that this commitment will result in its use of the rig until June 2014, and that total drilling costs will approximate $25.6 million.  As of August 31, 2013, the Company had accrued costs of $5.7 million and estimates that its remaining obligations under this contract approximate $19.9 million.

From time to time, the Company receives notice from other operators of their intent to drill and operate a well in which the Company will own a working interest (a “non-operated well”).  The Company has the option to participate in the well and assume the obligation for its pro-rata share of the costs.  As of September 30, 2013, the Company had agreed to participate in 13 new horizontal wells, with aggregate costs to its interest estimated at $5.2 million.  It is the Company’s policy to accrue costs on a non-operated well when it receives notice that active drilling operations have commenced.  For these 13 wells, no costs were accrued at August 31, 2013, as active drilling operations had not begun.  In addition, the Company had been notified by other operators that it may have an interest in 54 potential wells.  As of September 30, 2013, the Company had not yet committed to participate in the future wells and had not determined its potential working interest or cost obligation.

15.	Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the fiscal years presented (in thousands):

	For the Years Ended August 31,
Supplemental cash flow information:	2013	2012	2011
Interest paid	$995	$74	$788
Income taxes paid	-	-	-

Non-cash investing and financing activities:
Accrued well costs	$25,491	$5,733	$4,967
Assets acquired in exchange for common stock	16,684	1,985	9,938
Assets acquired in exchange for note payable	-	-	5,200
Asset retirement costs and obligations	1,578	300	351
Conversion of promissory notes into common stock	-	-	15,908

16.	Unaudited Oil and Gas Reserves Information

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

The following table sets forth information regarding the Company’s net ownership interests in estimated quantities of proved developed and undeveloped oil and gas reserve quantities and changes therein for each of the fiscal years presented:

	Oil (Bbl)	Gas (McF)
Balance, August 31, 2010	676,685	4,481,051
Revision of previous estimates	323,704	611,516
Purchase of reserves in place	967,302	8,466,714
Extensions, discoveries, and other additions	191,931	1,152,708
Sale of reserves in place	-	-
Production	(89,917)	(450,831)
Balance, August 31, 2011	2,069,705	14,261,158
Revision of previous estimates	429,783	3,298,906
Purchase of reserves in place	33,328	706,842
Extensions, discoveries, and other additions	2,788,686	16,288,125
Sale of reserves in place	-	-
Production	(235,691)	(1,109,057)
Balance, August 31, 2012	5,085,811	33,445,974
Revision of previous estimates	(194,236)	(2,923,919)
Purchase of reserves in place	1,000,664	7,360,752
Extensions, discoveries, and other additions	1,576,301	4,914,627
Sale of reserves in place	-	-
Production	(421,265)	(2,107,603)
Balance, August 31, 2013	7,047,275	40,689,831

Proved developed and undeveloped reserves:
Developed at August 31, 2011	783,821	5,578,067
Undeveloped at August 31, 2011	1,285,884	8,683,091
Balance, August 31, 2011	2,069,705	14,261,158

Developed at August 31, 2012	2,823,604	17,380,806
Undeveloped at August 31, 2012	2,262,207	16,065,168
Balance, August 31, 2012	5,085,811	33,445,974

Developed at August 31, 2013	4,659,405	25,866,008
Undeveloped at August 31, 2013	2,387,870	14,823,823
Balance, August 31, 2013	7,047,275	40,689,831

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

The following table sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in the ASC (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Future cash inflow	$749,030	$537,462	$235,239
Future production costs	(146,352)	(85,612)	(41,278)
Future development costs	(108,290)	(100,821)	(40,404)
Future income tax expense	(113,545)	(109,349)	(30,738)
Future net cash flows	380,843	241,680	122,819
10% annual discount for estimated timing of cash flows	(199,111)	(139,175)	(65,269)
Standardized measure of discounted future net cash flows	$181,732	$102,505	$57,550

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

The following table presents the prices used to prepare the reserve estimates, based upon the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the respective reporting period presented:

	Oil (Bbl)	Gas (Mcf)
August 31, 2011 (Average)	$84.90	$5.07
August 31, 2012 (Average)	$86.68	$3.76
August 31, 2013 (Average)	$86.40	$4.40

Changes in the Standardized Measure of Discounted Future Net Cash Flows:  The principle sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	For the Years Ended August 31,
	2013	2012	2011
Standardized measure, beginning of year	$102,505	$57,550	$13,022
Sale and transfers, net of production costs	(38,569)	(21,321)	(8,337)
Net changes in prices and production costs	(4,550)	(6,023)	15,484
Extensions, discoveries, and improved recovery	70,191	69,073	13,693
Changes in estimated future development costs	(6,006)	(42,578)	(20,471)
Development costs incurred during the period	5,106	39,739	16,252
Revision of quantity estimates	(14,214)	21,058	15,424
Accretion of discount	35,103	15,379	3,245
Net change in income taxes	(7,850)	(30,832)	(12,012)
Purchase of reserves in place	40,016	460	21,250
Standardized measure, end of year	$181,732	$102,505	$57,550

17.	Unaudited Quarterly Financial Data

The Company’s quarterly financial information for the years ended August 31, 2013 and 2012 is as follows (in thousands, except share data):

	For the Year Ended August 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,314	$10,921	$12,314	$14,674
Expenses	4,768	6,439	7,449	8,022
Operating income	3,546	4,482	4,865	6,652
Other income (expense)	7	(146)	451	(3,406)
Income before income taxes	3,553	4,336	5,316	3,246
Income tax provision (4)	1,315	1,604	1,701	2,250
Net income	$2,238	$2,732	$3,615	$996
Net income per common share: (1)
Basic	$0.04	$0.05	$0.07	$0.02
Diluted	$0.04	$0.05	$0.06	$0.01
Weighted average shares outstanding:
Basic	51,661,704	54,900,326	55,238,098	66,283,325
Diluted	53,616,182	56,481,752	58,918,586	70,176,105

	For the Year Ended August 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,479	$6,219	$7,522	$6,750
Expenses	2,860	3,344	3,676	3,336
Operating income	1,619	2,875	3,846	3,414
Other income (expense)	8	3	17	10
Income before income taxes	1,627	2,878	3,863	3,424
Income tax provision (benefit) (2, 3)	-	(3,241)	1,432	1,477
Net income	$1,627	$6,119	$2,431	$1,947
Net income per common share: (1)
Basic	$0.05	$0.13	$0.05	$0.04
Diluted	$0.04	$0.12	$0.05	$0.04
Weighted average shares outstanding:
Basic	36,098,212	47,445,178	51,292,810	51,409,340
Diluted	37,845,212	49,229,042	53,174,792	53,072,619

1
The sum of net income per common share for the four quarters may not agree with the annual amount reported because the number used as the denominator for each quarterly computation is based on the weighted-average number of shares outstanding during that quarter whereas the annual computation is based upon an average for the entire year.

2	No income tax was recognized during the three months ended November 30, 2011 as the provision for tax at the effective rate was offset by a change in the valuation allowance.

3	For the three months ended February 29, 2012, the entire valuation allowance of $4.9 million was released and a net deferred tax benefit of $3.2 million was recorded.

4
For the three months ended August 31, 2013, income taxes were provided at a higher than expected rate due to a downward adjustment in the deferred tax asset related to the expiration of underlying stock options.

18.	Subsequent Events

Agreements to Acquire Oil and Gas Properties

Subsequent to August 31, 2013, the Company conducted due diligence activities for the purpose of acquiring oil and gas properties, including interests in 68 producing oil and gas wells, and various other assets.  All of the producing wells are located in the Wattenberg Field.

One agreement, signed on August 27, 2013, covers interests in 47 oil and gas wells, including 38 wells operated by the seller, plus leases covering approximately 3,639 gross (1,006 net) acres, and certain other assets.  The preliminary purchase price, subject to ordinary closing adjustments, is $17.5 million, consisting of cash consideration of $13.1 million, plus issuance of shares of the Company’s restricted common stock with a value of $4.4 million.

The other agreement, signed on September 16, 2013, covers interests in 21 producing oil and gas wells operated by the seller, plus leases covering approximately 800 net acres.  The preliminary purchase price, subject to ordinary closing adjustments, is $20.5 million, consisting of cash consideration of $17.8 million plus issuance of shares of the Company’s restricted common stock with a value of $2.7 million.

Both agreements are subject to satisfactory completion of due diligence activities and other conditions normal for a transaction of this nature.  Both closings are expected to occur during November.

Exercise of Series C Warrants

Subsequent to August 31, 2013, the Company issued approximately 4.3 million shares pursuant to the exercise of Series C warrants and received proceeds of approximately $25.7 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2013.

SYNERGY RESOURCES CORPORATION

/s/ Ed Holloway
Ed Holloway, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ed Holloway	President, Chief Executive Officer and Director	November 13, 2013
Ed Holloway

/s/ Frank L. Jennings	Chief Financial Officer	November 13, 2013
Frank L. Jennings

/s/ William E. Scaff, Jr.	Executive Vice President, Secretary, Treasurer and Director	November 13, 2013
William E. Scaff, Jr.

/s/ Rick Wilber	Director	November 13, 2013
Rick Wilber

/s/ Raymond E. McElhaney	Director	November 13, 2013
Raymond E. McElhaney

/s/ Bill M. Conrad	Director	November 13, 2013
Bill M. Conrad

/s/ R. W. Noffsinger, III	Director	November 13, 2013
R. W. Noffsinger, III

/s/ George Seward	Director	November 13, 2013
George Seward