Form 10-Q
period 2013-11-30
SYNERGY RESOURCES CORP
filed 2014-01-09
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,993,960 shares outstanding as of January 1, 2014.

SYNERGY RESOURCES CORPORATION

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS
(in thousands, except share data)

ASSETS	November 30, 2013	August 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$20,973	$19,463
Short-term investments	40,032	60,018
Accounts receivable:
Oil and gas sales	9,425	7,361
Joint interest billing	5,468	4,700
Inventory	294	194
Other current assets	471	239
Commodity derivative	69	-
Total current assets	76,732	91,975

Property and equipment
Evaluated oil and gas properties, full cost method, net	170,142	132,979
Unevaluated oil and gas properties	89,307	64,715
Other property and equipment, net	2,029	271
Property and equipment, net	261,478	197,965

Other assets	602	1,296

Total assets	$338,812	$291,236

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$346	$949
Well costs payable	26,813	25,491
Revenue payable	8,810	6,081
Production taxes payable	8,422	6,277
Other accrued expenses	504	254
Commodity derivative	-	2,315
Total current liabilities	44,895	41,367

Revolving credit facility	37,000	37,000
Commodity derivative	81	334
Deferred tax liability, net	9,925	6,538
Asset retirement obligations	3,540	2,777
Total liabilities	95,441	88,016
Commitments and contingencies (See Note 12)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
75,746,743 and 70,587,723 shares issued and outstanding, respectively	76	71
Additional paid-in capital	250,429	216,383
Accumulated deficit	(7,134)	(13,234)
Total shareholders' equity	243,371	203,220

Total liabilities and shareholders' equity	$338,812	$291,236

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
 (unaudited; in thousands, except share and per share data)

	Three Months Ended
	November 30,	November 30,
	2013	2012

Oil and gas revenues	$19,266	$8,314

Expenses
Lease operating expenses	1,273	523
Production taxes	2,016	814
Depletion, depreciation
and amortization	5,591	2,320
General and administrative	3,168	1,111
Total expenses	12,048	4,768

Operating income	7,218	3,546

Other income (expense)
Commodity derivative realized loss	(398)	-
Commodity derivative unrealized gain	2,636	-
Interest income	31	7
Total other income	2,269	7

Income before income taxes	9,487	3,553

Deferred income tax provision	3,387	1,315
Net income	$6,100	$2,238

Net income per common share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

Weighted average shares outstanding:
Basic	73,674,865	51,661,704
Diluted	76,044,605	53,616,182

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
 (unaudited, in thousands)

	Three Months Ended
	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$6,100	$2,238
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion, depreciation and amortization	5,591	2,320
Provision for deferred taxes	3,387	1,315
Stock-based compensation	419	168
Valuation (increase) in commodity derivatives	(2,636)	-
Changes in operating assets and liabilities:
Accounts receivable
Oil and gas sales	(2,064)	(1,618)
Joint interest billing	(768)	(467)
Inventory	(100)	-
Accounts payable
Trade	(603)	(1,073)
Revenue	2,729	821
Production taxes	2,145	777
Accrued expenses	250	(147)
Other	463	(1,565)
Total adjustments	8,813	531
Net cash provided by operating activities	14,913	2,769

Cash flows from investing activities:
Acquisition of property and equipment	(57,127)	(12,220)
Short-term investments	19,987	-
Net cash used in investing activities	(37,140)	(12,220)

Cash flows from financing activities:
Proceeds from exercise of warrants	23,771	146
Proceeds from revolving credit facility	-	2,486
Shares withheld for payment of employee payroll taxes	(34)	-
Net cash provided by financing activities	23,737	2,632

Net increase (decrease) in cash and cash equivalents	1,510	(6,819)

Cash and cash equivalents at beginning of period	19,463	19,284

Cash and cash equivalents at end of period	$20,973	$12,465

Supplemental Cash Flow Information (See Note 14)
The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
November 30, 2013
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

Interim Financial Information:    The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC as promulgated in Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures included are adequate to make the information presented not misleading, and recommends that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2013.

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

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for the three months ended November 30, 2013 or November 30, 2012.

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

Capitalized Overhead:    A portion of the Company’s overhead expenses are directly attributable to acquisition and development activities.  Under the full cost method of accounting, these expenses in the amounts showing in the table below were capitalized in the full cost pool (in thousands):

	Three Months Ended
	November 30,	November 30,
	2013	2012
Capitalized Overhead	$317	$103

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

	Three Months Ended
	November 30	November 30
Major Customers	2013	2012
Company A	60%	68%
Company B	15%	22%

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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table:

Major Customers	As of November 30, 2013	As of November 30, 2012
Company A	29%	35%
Company B	16%	30%
Company C	10%	-

Stock-Based Compensation:  The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date, calculated using the Black-Scholes-Merton option pricing model.  The expense is recognized over the vesting period of the respective grants.  See Note 11 for additional information.

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

	Three Months Ended
	November 30,	November 30,
	2013	2012

Weighted-average shares outstanding-basic	73,674,865	51,661,704
Potentially dilutive common shares from:
Stock Options	551,060	1,533,812
Warrants	1,818,680	420,666
	2,369,740	1,954,478
Weighted-average shares outstanding - diluted	76,044,605	53,616,182

The following potentially dilutive securities, which could dilute future earnings per share, were excluded from the calculation because they were anti-dilutive:

	Three Months Ended
	November 30,	November 30,
	2013	2012

Warrants	-	14,098,000
Employee stock options	810,000	2,875,000
Total	810,000	16,973,000

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

No significant uncertain tax positions exist.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of November 30, 2013, the Company has not recognized any interest or penalties related to uncertain tax benefits.

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

Commodity Derivative Instruments: The Company has entered into commodity derivative instruments, primarily utilizing swaps or “no premium” collars to reduce the effect of price changes on a portion of our future oil production. The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity derivative line on the statement of operations. The Company values its derivative instruments by obtaining independent market quotes, as well as using industry standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures.  The Company compares the valuations it calculates to valuations provided by the counterparties to assess the reasonableness of each valuation. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or the Company, as appropriate. For additional discussion, please refer to Note 7—Commodity Derivative Instruments.

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

2.	Property and Equipment

Capitalized costs of property and equipment at November 30, 2013, and August 31, 2013, consisted of the following (in thousands):

	As of	As of
	November 30, 2013	August 31, 2013
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$55,389	$38,826
Wells in progress	33,918	25,889
Subtotal, unevaluated costs	89,307	64,715

Evaluated costs:
Producing and non-producing	198,409	155,755
Total capitalized costs	287,716	220,470
Less, accumulated depletion	(28,267)	(22,776)
Oil and gas properties, net	259,449	197,694

Land	1,744	44
Other property and equipment	586	500
Less, accumulated depreciation	(301)	(273)
Other property and equipment, net	2,029	271

Total property and equipment, net	$261,478	$197,965

Periodically, the Company reviews its unevaluated properties to determine if the carrying value of such assets exceeds estimated fair value. The reviews for the three months ended November 30, 2013 and 2012 indicated that estimated fair values of such assets exceeded carrying values, thus revealing no impairment. The full cost ceiling test, explained in Note 1, and, as performed for the three months ended November 30, 2013 and 2012, similarly revealed no impairment of oil and gas assets.

3.	Acquisitions

On September 16, 2013, the Company entered into a definitive purchase and sale agreement with Trilogy Resources, LLC (“Trilogy”), for its interests in 21 producing oil and gas wells and approximately 800 net mineral acres (the “Trilogy Assets”). On November 12, 2013, the Company closed the transaction for a combination of cash and stock.  Trilogy received 301,339 shares of the Company’s common stock valued at $2.9 million and cash consideration of approximately $16.0 million.  No material transaction costs were incurred in connection with this acquisition.

The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of November 12, 2013.  The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed and is subject to revision as the Company continues to evaluate the fair value of the acquisition (in thousands):

Preliminary Purchase Price	November 12, 2013
Consideration Given
Cash	$16,008
Synergy Resources Corp. Common Stock *	2,896

Total consideration given	$18,904

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$14,317
Unproved oil and gas properties	5,057
Total fair value of oil and gas properties acquired	19,374

Working capital	$(119)
Asset retirement obligation	(351)

Fair value of net assets acquired	$18,904

Working capital acquired was estimated as follows:
Accounts receivable	500
Accrued liabilities and expenses	(619)

Total working capital	$(119)

*
The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of November 12, 2013. (301,339 shares at $9.61 per share)

On August 27, 2013, the Company entered into a definitive purchase and sale agreement with Apollo Operating, LLC (“Apollo”), for its interests in 45 producing oil and gas wells, approximately 1,000 net mineral acres, and a Class II disposal well (the “Apollo Assets”). On November 13, 2013, the Company closed the transaction for a combination of cash and stock.  Apollo received 550,518 shares of the Company’s common stock valued at $5.2 million and cash consideration of approximately $11.0 million. No material transaction costs were incurred in connection with this acquisition.

The acquisition was accounted for using the acquisition method under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date of November 13, 2013.  The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed and is subject to revision as the Company continues to evaluate the fair value of the acquisition (in thousands):

Preliminary Purchase Price	November 13, 2013
Consideration Given
Cash	$11,007
Synergy Resources Corp. Common Stock *	5,224

Total consideration given	$16,231

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$9,271
Disposal Well	$1,340
Unproved oil and gas properties	6,725
Total fair value of oil and gas properties acquired	17,336

Working capital	$(883)
Asset retirement obligation	(221)

Fair value of net assets acquired	$16,232

Working capital acquired was estimated as follows:
Accounts receivable	380
Accrued liabilities and expenses	(1,263)

Total working capital	$(883)

*
The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of November 13, 2013. (550,518 shares at $9.49 per share)

    Subsequent to the close of the Apollo acquisition, the Company acquired the remaining 75% working interests not owned by Apollo from the other owners in the disposal well.  Aggregate consideration paid to the other owners approximated $3.7 million.  The Company believes the price paid for the remaining interests approximates the fair market value of the disposal well.

Pro Forma Financial Information

As stated above, on November 12 and 13, 2013, the Company completed acquisitions of oil and gas properties from Trilogy Resources, LLC and Apollo Operating, LLC.  Below are the combined results of operations for the three months ended November 30, 2013 and 2012 as if the acquisition had occurred on September 1, 2012.

The unaudited pro forma results reflect significant pro forma adjustments related to funding the acquisition through the issuance of common stock, additional depreciation expense, costs directly attributable to the acquisitions and costs incurred as a result of the Trilogy and Apollo acquisitions. The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

	Three Months Ended
	(in thousands)
	November 30	November 30
	2013	2012

Oil and Gas Revenues	$21,631	$10,960

Net income	$6,928	$3,247

Earnings per common share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

4.	Depletion, depreciation and amortization (“DDA”)

Depletion, depreciation and amortization for the three months ended November 30, 2013 and 2012, consisted of the following (in thousands):

	Three Months ended
	November 30,	November 30,
	2013	2012
Depletion	$5,490	$2,262
Depreciation and amortization	101	58
Total DDA Expense	$5,591	$2,320

Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter.

5.	Asset Retirement Obligations

Upon completion or acquisition of a well, the Company recognizes obligations for its oil and gas operations for anticipated costs to remove and dispose of surface equipment, plug and abandon the well, and restore the drilling site to its original use.  The estimated present value of such obligations is determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations.  Changes in estimates are reflected in the obligations as they occur.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  For the purpose of determining the fair value of ARO incurred during the fiscal years presented, the Company used the following assumptions:

	For the Three Months Ended November 30,
	2013	2012
Inflation rate	3.9 - 4.0%	3.9 - 4.0%
Estimated asset life	24.0 - 40.0 years	24.0 - 27.6 years
Credit adjusted risk free interest rate	8.0%	11.2%

The following table summarizes the change in asset retirement obligations for the three months ended November 30, 2013 (in thousands):

Asset retirement obligations, August 31, 2013	$2,777
Liabilities incurred	120
Liabilities assumed	572
Liabilities settled	-
Accretion	71
Asset retirement obligations, November 30, 2013	$3,540

6.	Revolving Credit Facility

On November 28, 2012, February 12, 2013, June 28, 2013, and December 20, 2013, the Company amended its revolving credit facility (“LOC”) with a bank syndicate.  The LOC is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes, and to support letters of credit.  The terms provide for $300 million ($150 million prior to December 20, 2013) in the maximum amount of borrowings available to the Company, subject to a borrowing base limitation.  Community Banks of Colorado acts as the administrative agent for the bank syndicate with respect to the LOC.  The credit facility expires on November 28, 2016.

Interest under the LOC is payable monthly and accrues at a variable rate, subject to a minimum rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin of 0% to 1%, or London Interbank Offered Rate (LIBOR) plus a margin of 2.50% to 3.25%.  The interest rate margin, as well as other bank fees, varies with utilization of the LOC.  The average annual interest rate for borrowings during the quarter ended November 30, 2013, was 2.7%.  As of November 30, 2013, the interest rate on the outstanding balance was 2.68%, representing LIBOR plus a margin of 2.5%.

Certain of the Company’s assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves.  The borrowing base limitation is generally subject to redetermination on a semi-annual basis.  The most recent redetermination in December 2013 increased the borrowing base to $90 million from $75 million.  As of November 30, 2013, based upon a borrowing base of $75 million and an outstanding principal balance of $37 million  the unused borrowing base available for future borrowing totaled approximately $38 million.  The increase in the borrowing base in December increased the amount available for future borrowing to approximately $53 million.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain customary financial ratios.  On a quarterly basis, the Company must maintain (a) an adjusted current ratio greater than 1.0, (b) a ratio of earnings before interest, taxes, depletion, amortization and exploration expense (EBITDAX) greater than 3.5 times interest and fees, (c) a ratio of total funded debt less than 3.5 times EBITDAX, and (d) a ratio of total funded debt less than 0.5 times total capitalization.  Furthermore, terms of the LOC require the Company to maintain hedge contracts covering future production quantities that are included in the borrowing base.  The most recent amendment to the LOC generally requires an overall hedge position that covers a rolling 24 months of estimated future production with a minimum position of no less than 45% and a maximum position of no more than 80% of hydrocarbon production.  As of November 30, 2013, the most recent compliance date, the Company was in compliance with all loan covenants.

As noted above, the most recent amendment to the LOC was subsequent to November 30, 2013, and the revisions implemented thereby included, among other things, an increase in the maximum commitment to $300 million, an increase in the borrowing base to $90 million, and an increase in the number of banks participating in the syndicate.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company’s derivative contracts are currently with two counterparties.  The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of November 30, 2013 are summarized below:

Collars	Basis (1)	Quantity (Bbl/month)	Strike Price ($/Bbl)
December 31, 2013	NYMEX	3,014	$87.00 - $102.50
Jan 1, 2014 - Dec 31, 2014	NYMEX	1,840	$85.00 - $98.50
Jan 1, 2015 - Jun 30, 2015	NYMEX	7,000	$80.00 - $92.50

Swaps	Basis (1)	Average Quantity (Bbl/month)	Average Swap Price ($/Bbl)
December 31, 2013	NYMEX	32,014	$96.21
Jan 1, 2014 - Dec 31, 2014	NYMEX	11,340	$92.13

Subsequent to November 30, 2013, the Company entered into the following commodity derivative contracts:

Collars	Basis (1)	Quantity (Bbl/month)	Strike Price ($/Bbl)
Jan 1, 2014 - Feb 28, 2014	NYMEX	5,000	$87.00 - $98.50
Mar 1, 2014 - Dec 31, 2014	NYMEX	20,000	$87.00 - $96.25
Jan 1, 2015 - Jun 30, 2015	NYMEX	2,500	$80.00 - $95.75
Jul 1, 2015 - Dec 31, 2015	NYMEX	9,000	$80.00 - $92.25

(1) NYMEX refers to WTI quoted prices on the New York Mercantile Exchange

The following table details the fair value of the derivatives recorded in the applicable balance sheet, by category:

Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts of Recognized liabilities	Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
Crude oil derivative contract	Current	$326	$(257)	$69
Crude oil derivative contract	Noncurrent	$161	$(242)	$(81)

The amount of gain (loss) recognized in the statements of operations related to derivative financial instruments was as follows:

	Three Months ended
	November 30	November 30
	2013	2012
Unrealized gain on commodity derivatives	$2,636	$-
Realized loss on commodity derivatives	(398)	-
Total gain	$2,238	$-

8.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosure, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  November 30, 2013 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at November 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative asset	$-	$69	$-	$69

Financial Liabilities:
Commodity derivative asset	$-	$81	$-	$81

Commodity Derivative Instruments
The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At November 30, 2013, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as level 2.

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

9.	Interest Expense

The components of interest expense recorded for the three months ended November 30, 2013 and 2012, consisted of the following (in thousands):

	Three Months Ended
	November 30	November 30
	2013	2012

Revolving credit facility	$251	$30
Amortization of debt issuance costs	94	20
Less, interest capitalized	(345)	(50)
Interest expense, net	$-	$-

10.	Shareholders’ Equity

The Company’s classes of stock are summarized as follows:

	As of November 30,	As of August 31,
	2013	2013
Preferred stock, shares authorized	10,000,000	10,000,000
Preferred stock, par value	$0.01	$0.01
Preferred stock, shares issued and outstanding	nil	nil
Common stock, shares authorized	100,000,000	100,000,000
Common stock, par value	$0.001	$0.001
Common stock, shares issued and outstanding	75,746,743	70,587,723

Preferred Stock may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common stock issued for acquisition of mineral interests

During the three months ended November 30, 2013 the Company issued common shares in exchange for mineral property interests.  The value of each transaction was determined using the market price of the Company’s common stock on the date of each transaction.

For the three months ended November 30, 2013
Number of common shares issued for mineral property leases	203,891
Number of common shares issued for acquisitions	851,857
Total common shares issued	1,055,748

Average price per common share	$9.38
Aggregate value of shares issued (in thousands)	$9,898

The following table summarizes information about the Company’s issued and outstanding common stock warrants as of November 30, 2013:

Exercise Price	Description	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares (in thousands)
$6.00	Series C	4,538,000	1.1	$27,228
$1.60	Series D	3,989	1.1	6
		4,541,989		$27,234

The following table summarizes activity for common stock warrants for the three month period ended November 30, 2013:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2013	8,666,802	$5.92
Granted	-	$-
Exercised	(4,124,813)	$5.82
Expired	-	$-
Outstanding, November 30, 2013	4,541,989	$6.00

11.	Stock-Based Compensation

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

The amount of stock based compensation expense recorded for the three months ended November 30, 2013 and 2012 is shown in the table below (in thousands):

	Three Months ended
	November 30	November 30
	2013	2012
Stock options	$420	$125
Restricted stock grants	-	12
Investor relations warrants	-	31
	$420	$168

For the periods presented, all stock based compensation expense was classified as a component within General and Administrative expenses on the Statements of Operations.

During the three months ended November 30, 2013 and 2012, the Company granted the following employee stock options:

	Three Months ended
	November 30,	November 30,
	2013	2012
Number of options to purchase common shares	150,000	230,000
Weighted average exercise price	$9.98	$3.90
Term (in years)	10.0	10.0
Vesting Period (in years)	5	5
Fair Value (in thousands)	$1,014	$621

The assumptions used in valuing stock options granted during each of the three months presented were as follows:

	Three Months Ended
	November 30, 2013	November 30, 2012
Expected Term	6.5 years	6.4 years
Expected Volatility	74%	79.9%
Risk free rate	1.91%	1.01%
Expected dividend yield	0.00%	0.00%
Forfeiture rate	0.00%	0.00%

The following table summarizes activity for stock options for the three months ended November 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2013	1,820,000	$4.88
Granted	150,000	$9.98
Exercised	(16,000)	$4.26
Outstanding, November 30, 2013	1,954,000	$5.27

The following table summarizes information about issued and outstanding stock options as of November 30, 2013:

	Outstanding Options	Vested Options
Number of shares	1,954,000	468,000
Weighted average remaining contractual life	8.6 years	7.7 years
Weighted average exercise price	$5.27	$3.83
Aggregate intrinsic value (in thousands)	$8,223	$2,625

The estimated unrecognized compensation cost from unvested stock options as of November 30, 2013, which will be recognized ratably over the remaining vesting phase, is as follows:

Unvested Options at November 30, 2013
Unrecognized compensation expense (in thousands)	$ 5,646
Remaining vesting phase	3.5 years

12.	Commitments and Contingencies

From time to time, the Company receives notice from other operators of their intent to drill and operate a well in which the Company will own a working interest.  The Company has the option to participate in the well and assume the obligation for its pro-rata share of the costs.  As of November 30, 2013 the Company was participating in seven horizontal wells that were in various stages of drilling or completion.  Costs accrued for these seven wells in progress totaled $3.0 million.

Effective December 18, 2013, the Company amended its turn-key drilling contract with Ensign United States Drilling, Inc. (Ensign).  Under the contract, the Company secured the use of one automated drilling rig for one year.  Drilling operations under the contract are expected to commence in early January 2014.  Total payments due to Ensign will depend upon a number of variables, including the depth of wells drilled, the target formation, and other technical details.  The Company estimates that this contract will cover the drilling of 24 horizontal wells with total drilling costs of approximately $23.0 million.

13.	Related Party Transaction

The Company leases office space and an equipment yard from HS Land & Cattle, LLC (“HSLC”) in Platteville, Colorado.  Effective July 1, 2013, the monthly rent was increased to $15,000 from $10,000 to include additional areas leased by the Company.  The twelve month lease arrangement with HSLC is renewable annually on July 1.   Under the lease arrangement, the Company paid HSLC $45,000 and $30,000 during the three months ended November 30, 2013 and 2012, respectively.  HSLC is controlled by two of the Company’s executive officers.

Effective January 1, 2012, the Company commenced processing revenue distribution payments to all persons that own a mineral interest in wells that it operates.  Payments to mineral interest owners included payments to entities controlled by three of the Company’s directors, Ed Holloway, William Scaff Jr, and George Seward.  The following table summarizes the royalty payments made to directors or their affiliates for the three months ended November 30, 2013 and 2012 (in thousands):

	Three Months ended
	November 30	November 30
	2013	2012
Total Royalty Payments	$82	$45

14.	Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the three months ended November 30, 2013 and 2012 (in thousands):

	Three Months ended
	November 30,	November 30,
	2013	2012
Supplemental cash flow information:
Interest paid	$251	$30
Income taxes paid	-	-

Non-cash investing and financing activities:
Well costs payable	$26,813	$8,522
Assets acquired in exchange for common stock	9,898	677
Asset retirement costs and obligations	692	115

15.	Subsequent Events

Subsequent to November 30, 2013, the Company amended its revolving credit facility as described in Note 6.

Subsequent to November 30, 2013, he Company amended its turnkey drilling contract with Ensign United States Drilling Inc. as described in Note 12.

Subsequent to November 30, 2013, the Company issued 212,500 shares of common stock pursuant to the exercise of Series C warrants.  The Company received cash proceeds of $1,275,000.

Subsequent to November 30, 2013, the Company completed the six wells on the Leffler prospect.  The wells are temporarily shut-in pending completion of modifications at the midstream processing plant that will purchase natural gas produced by the wells.  Full production is expected to commence in January.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of November 30, 2013, and our results of operations for the three months ended November 30, 2013 and 2012. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Form 10-K for the fiscal year ended August 31, 2013.

Overview

We are a growth-oriented independent oil and gas company engaged in the acquisition, development, and production of crude oil and natural gas in and around the Denver-Julesburg Basin (“D-J Basin”) of Colorado. Substantially all of our producing wells are either in or adjacent to the Wattenberg Field, which has a history as one of the most prolific production areas in the country.  In addition to the approximately 24,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold significant undeveloped acreage positions in (i) an area directly to the north and east of the Wattenberg Field that is considered the northern extension area, (ii) in an area around Yuma County that produces dry gas, and (iii) in western Nebraska.  While we do not expect to devote significant resources to the exploration and development of our holdings outside of the Wattenberg Field in the near future, we expect to drill two test wells in the northern extension area.

Since commencing active operations in September 2008, we have undergone significant growth.  Our growth was primarily driven by (i) our activities as an operator where we drill and complete productive oil and gas wells; (ii) our participation as a part owner in wells drilled by other operating companies; and (iii) our acquisition of producing oil wells from other individuals or companies.  As disclosed in the following table, as of November 30, 2013, we have completed, acquired, or participated in 361 gross (265 net) successful oil and gas wells.  We have not drilled or participated in any dry holes.

	PRODUCTIVE WELLS
	OPERATED WELLS		NON-OPERATED WELLS
	Completed		Participated		Acquired		Total
Years ended:	Gross	Net	Gross	Net	Gross	Net	Gross	Net

August 31, 2009	-	-	2	1	-	-	2	1
August 31, 2010	36	28	-	-	-	-	36	28
August 31, 2011	20	19	11	3	72	51	103	73
August 31, 2012	51	48	13	4	4	4	68	56
August 31, 2013	27	26	21	6	36	34	84	66
Nov 30, 2013 (3 months)	5	5	2	-	61	36	68	41

Total	139	126	49	14	173	125	361	265

In addition to the 361 wells that had reached productive status as of November 30, 2013, we were the operator of eight horizontal wells in progress, including six wells on the Leffler prospect that commenced production after November, and we were participating as a non-operator in seven gross (one net) wells that were in various stages of the drilling or completion process.  Wells in progress represent wells during the period of time between spud date and date of first production.  Generally, horizontal wells on a six well pad are expected to require 120 to 150 days to drill, complete and connect to the gathering system.  All of the wells in progress at November 30, 2013, are expected to commence production during the next six months.

Strategy

As of November 30, 2013, we:

•	were the operator of 283 wells that were producing oil and gas and we were participating as a non-operating working interest owner in 78 producing wells;

•	held approximately 392,000 gross acres and 286,000 net acres under lease;

•	had estimated proved reserves of 7.3 million barrels (“Bbls”) of oil and 41.7 billion cubic feet (“Bcf”) of gas;

Our basic strategy for continued growth includes additional drilling activities and acquisition of existing wells in well-defined areas that provide significant cash flow and rapid return on investment.  We attempt to maximize our return on assets by drilling in low risk areas and by operating wells in which we have a majority net revenue interest.  Our drilling efforts are focused on the Wattenberg Field as it yields consistent results.  Until 2012, all of our wells were low risk vertical wells.  During 2012, we began to participate with other operators in horizontal wells.  The success of those wells, as well as the success of numerous other horizontal wells drilled in this area, convinced us to shift our strategy from vertical wells to horizontal wells.  During 2013, we spent the first half of the year drilling vertical wells and spent the second half of the year drilling horizontal wells.  Our plans for 2014 contemplate drilling or participating in 39 horizontal wells.  Our horizontal wells will primarily target the Niobrara and Codell formations.

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

Significant Developments

As an operator, we commenced production from the Renfroe prospect during September.  For us, the Renfroe prospect marked the transition from vertical drilling to horizontal drilling for wells which we operate.  Previously, we participated in 16 horizontal wells operated by other companies.  Drilling operations began at the Renfroe site during May and all wells began production during September.  The first 90 days of production from these wells averaged 343 barrels of oil equivalent (BOE) per day for each of the wells on the location.  Production volumes included in the financial statements for the quarter ended November 30, 2013 were 78,000 bbls of oil and 202,000 mcf of gas for all five wells combined.  Drilling and completion costs averaged $3.6 million per well.

During the November quarter, we focused our drilling and completion efforts on the Leffler prospect.  The well pad location for Leffler is approximately 1.5 miles from the Renfroe location.  Six wells were drilled and completed on the Leffler pad, and production commenced after November 30, 2013.  After drilling the Leffler, the rig moved to the Phelps prospect, where it is scheduled to drill six wells.

Based upon our initial success with horizontal drilling at the Renfroe and Leffler prospects, we negotiated another drilling contract with Ensign United States Drilling, Inc., to use one automated drilling rig (Rig #131) for one year, commencing in January, 2014.  We expect Rig #131 to drill 24 horizontal wells for us during calendar year 2014.  We will continue to use Rig #17, another Ensign drilling rig, to drill wells during the remainder fiscal year 2014.

With regard to activity on wells in which we participate as a non-operating interest owner, drilling or completion activities were undertaken on 9 wells during the quarter, and 2 of those wells reached productive status prior to November 30, 2013.  Seven non-operated wells were in various stages of drilling or completion at November 30, 2013, and all of them are expected to commence production during the next six months.

In November we completed two significant acquisitions that included producing properties.  On November 12, 2013, we completed an acquisition of assets from Trilogy Resources, LLC.  The assets included 21 producing oil and gas wells along with leases covering 800 net acres.  We assumed operational responsibility on the 21 producing wells.  Purchase consideration included cash of $16.0 million and 301,339 shares of restricted common stock.

On November 13, 2013, we completed an acquisition of assets from Apollo Operating, LLC.  The assets included interests in 38 wells operated by Apollo and approximately 1,000 net acres.  Operational responsibility for the 38 wells was transferred to us.  Other assets included in the transaction were smaller ownership interests in wells not operated by Apollo, including six wells drilled and operated by us, and a 25% interest in a Class II disposal well.  Purchase consideration included cash of $11.0 million and 550,518 shares of restricted common stock.

Based upon the initial evaluation of the assets acquired, substantially all of the purchase consideration will be allocated to oil and gas properties. Revenues and expenses from the acquired properties were consolidated with our operations commencing on the closing dates in November, and did not have a significant impact on reported results for the quarter.  In future quarters, we expect the acquired properties to contribute approximately 350 BOE per day to our operations.

We continue to improve our borrowing arrangement with a bank syndicate led by Community Banks of Colorado.  In December 2013, the arrangement was modified to increase the maximum lending commitment to $300 million from $150 million, to increase the borrowing base to $90 million, and to increase the number of banks involved in the borrowing arrangement.

The success of horizontal drilling techniques in the D-J Basin has significantly increased quantities of oil and natural gas produced in the region.  Local refineries do not have sufficient capacity to process all of the crude oil available.  The imbalance of supply and demand in the area is expected to result in an increase in oil transported from the D-J Basin to other markets, generally via pipeline or railroad car.  We have entered into contracts for 2014 with various oil purchasers that we believe will provide sufficient take-away capacity for all of our oil production.  The imbalance is having an impact on prices paid by oil purchasers.  Our average realized price for the quarter ended November 30, 2013 was $93.06 per barrel, a discount of $7.78 per barrel to the average NYMEX posted price for WTI.  Pricing indicators for our second fiscal quarter are suggesting that the average discounts will increase to a range of $11.50 to $14.90 per barrel.

We continued our commodity hedging program to mitigate the impact of short term price fluctuations on our cash flow.  As a result of price fluctuations in the price of oil during the quarter, our hedge positions increased in value and we recorded a gain of $2.2 million for the three months.  As of November 30, 2013, we have hedged approximately 480,000 barrels of oil through December 2015.  We use both commodity swaps and collars.  Our commodity hedge positions are revalued at fair value for each reporting period, and can have a significant impact on reported results of operations.

RESULTS OF OPERATIONS

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended November 30, 2013, compared to the three months ended November 30, 2012

For the three months ended November 30, 2013, we reported net income of $6.1 million compared to $2.2 million during the three months ended November 30, 2012.  Earnings per basic share were $0.08 for the three months ended November 30, 2013 compared to $0.04 for the three months ended November 30, 2012.  Earnings per diluted share were $0.08 for the three months ended November 30, 2013 compared to $0.04 for the three months ended November 30, 2012.  The increase in net income, as well as the increase in other operating measurements, is the result of the rapid growth in reserves, producing wells, and daily production totals.  As of November 30, 2013 we had 265 net producing wells, compared to 163 net producing wells as of November 30, 2012.

Oil and Gas Production and Revenues – For the three months ended November 30, 2013 we recorded total oil and gas revenues of $19.3 million compared to $8.3 million for the three months ended November 30, 2012, an increase of $11.0 million or 132%.  Our growth in revenue was the result of an increase in our production volume of 93% during the intervening period.

Our revenues are sensitive to changes in commodity prices.  As shown in the following table, average realized prices have increased by 15% for oil and 14% for natural gas.  The following table presents actual realized prices, without the effect of hedge transactions.  The impact of hedge transactions is presented later in this discussion.

Key production information is summarized in the following table:

	Three Months Ended
	November 30	November 30
	2013	2012	Change
Production:
Oil (Bbls)	168,278	80,301	110%
Gas (McF)	741,755	423,646	75%
BOE (Bbls)	291,904	150,909	93%

Revenues (in thousands):
Oil	$15,660	$6,507	141%
Gas	3,606	1,807	100%
Total	$19,266	$8,314	132%

Average sales price:
Oil	$93.06	$81.03	15%
Gas	$4.86	$4.27	14%
BOE (Bbls)	$66.00	$55.09	20%

 “Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  “Mcf” refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Net oil and gas production for the three months ended November 30, 2013 was 291,904 BOE, or 3,208 BOE per day. For the three months ended November 30, 2012, production averaged 1,658 BOE per day, a year over year increase of 93%.  As a further comparison, average BOE production was 2,479 per day during the quarter ended August 31, 2013, a quarter over quarter increase of 29%.  The significant increases in production from the comparable prior periods reflect the additional wells that began production over the past three months, including production from the five horizontal wells at the Renfroe prospect.

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows (in thousands):

	Three Months Ended
	November 30	November 30
	2013	2012
Production Costs	$1,203	$523
Work-Over	70	-
Lifting cost	1,273	523
Severance and ad valorem taxes	2,016	814
Total LOE	$3,289	$1,337

Per BOE:
Production costs	$4.12	$3.47
Work-Over	0.24	-
Lifting cost	4.36	3.47
Severance and ad valorem taxes	6.91	5.40
Total LOE	$11.27	$8.87

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 10% for the three months ended November 30, 2013 and 9% for the three months ended November 30, 2012.

On a BOE basis, production costs increased approximately 19% for the quarter ended November 30, 2013 compared to the quarter ended November 30, 2012.  The increase is primarily due to costs incurred to mitigate production difficulties within the Wattenberg Field. We incurred additional costs to provide wellhead compression at some well locations.   In addition, we began a work-over program to improve pressures and flows from older wells.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table (in thousands):

	Three Months Ended
	November 30	November 30
	2013	2012
Depletion	$5,490	$2,262
Depreciation and amortization	101	58
Total DDA	$5,591	$2,320

DDA expense per BOE	$19.15	$15.37

Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determine the depletion rate.  For the three months ended November 30, 2013, production represented 2.1% of the reserve base compared to 1.4% for the three months ended November 30, 2012.  The depletion rate for the quarter was greater than prior quarters primarily because of initial production from the Renfroe prospect.  Consistent with the expected decline curve for wells targeting the Niobrara and Codell formations, we expect the Renfroe wells to exhibit robust production during the first few weeks, decline rapidly over the first six months, and eventually stabilize over an expected life in excess of 30 years.  Production from the five Renfroe wells was robust during the quarter and, since our initial reserve estimates are conservative, it increased our overall depletion rate.

For the three months ended November 30, 2013, depletion of oil and gas properties was $19.15 per BOE compared to $15.37 for the three months ended November 30, 2012.  The increase in the DD&A rate was primarily the result of the allocation of the purchase price to proved properties related to the December 2012 acquisition of Orr Energy.  Acquired proved reserves are valued at fair market value on the date of the acquisition, which contributes to a higher amortization base, as compared to our historical cost of acquiring leaseholds and developing our properties.  To date, the fair value of our acquired reserves has been higher than our historical cost of developing our properties even though the resulting EURs are equivalent.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  We believe that, although initially acquisitions increase our DD&A rate per BOE over the development of the acquired properties, the resulting rates will decline with the drilling of horizontal wells and the addition of the related reserves.

General and Administrative (“G&A”) –The following table summarizes general and administration expenses incurred and capitalized during the last two years:

	Three Months Ended
	November 30	November 30
(in thousands)	2013	2012
G&A costs incurred	$3,485	$1,214
Capitalized costs	(317)	(103)
Totals	$3,168	$1,111

G&A Expense per BOE	$10.85	$7.36

General and administrative includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 24 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.

Although G&A costs have increased as we grow our business we strive to maintain an efficient overhead structure.  For the quarter ended November 30, 2013, G&A was $10.85 per BOE compared to $7.36 for the quarter ended November 30, 2012.  G&A for the quarter included additional compensation of $1.2 million awarded by the compensation committee.

Our G&A expense for 2013 includes share based compensation of $0.4 million.  The comparable amount for 2012 was $0.2 million.  Share based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

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

Other income (expense) – Neither interest expense nor interest income had a significant impact on our results of operations for the periods presented.  Interest costs incurred under our credit facility were classified as costs related to our unevaluated assets or wells in progress and were eligible for capitalization into the full cost pool.

To mitigate the impact of short term price fluctuations, we engage in commodity swap and collar transactions.  We designed our derivative activity to protect our cash flow during periods of oil price declines.  Generally, contracts are based upon a reference price indexed to trading of West Texas Intermediate Crude Oil on the NYMEX.  During the quarter ended November 30, 2013, the average index prices were higher than our average contract prices, and we realized a loss of $0.4 million for the quarter.  As of November 30, 2013, the weighted average future index prices were approximately $93 per barrel, approximately $8 lower than the reference price at the end of August, creating an unrealized gain of $2.6 million for the quarter.

Income taxes – We reported income tax expense of $3.4 million for the three months ended November 30, 2013, calculated at an effective tax rate of 35.7%.  During the comparable prior year period, we reported income tax expense of $1.3 million, calculated at an effective tax rate of 37%.  For both periods, it appears that the tax liability will be deferred into future years, and no material federal or state income tax payments will be required for 2013 or 2014.

During fiscal year 2014, we estimate that the effective tax rate will be reduced from the federal and state statutory rate by the impact of deductions for percentage depletion.

For tax purposes, we have a net operating loss (“NOL”) carryover in excess of $41 million, which is available to offset future taxable income.  The NOL will begin to expire, if not used, in 2031.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2013 and 2012, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and have therefore included it in our inventory of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our sources and (uses) of funds for the three months ended November 30, 2013, and 2012 are summarized below (in thousands):

	Three Months Ended
	November 30	November 30
	2013	2012
Cash provided by operations	$14,913	$2,769
Acquisition of oil and gas properties and equipment	(57,127)	(12,220)
Proceeds from short-term investments	19,987	-
Equity financing activities	23,737	146
Net borrowings	-	2,486
Net increase in cash and cash equivalents	$1,510	$(6,819)

Net cash provided by operating activities was $14.9 million and $2.7 million for the three months ended November 30, 2013 and 2012, respectively.  In addition to amounts reclassified from short term investments based upon the proceeds received with the investments matured, we received $23.7 million from the exercise of Series C warrants at $6.00 per share.

The cash flow statement reports actual cash expenditures for capital expenditures using a strict cash flow basis, which differs from the “all-inclusive” basis used to calculate other amounts reported in our financial statements.   Specifically, cash payments for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.  On the “all-inclusive” basis, capital expenditures totaled $69.0 million and $15.8 million for the three months ended November 30, 2013 and 2012, respectively, compared to cash payments of $57.1 million and $12.2 million, respectively.  A reconciliation of the differences is summarized in the following table (in thousands):

	Three Months Ended
	November 30	November 30
	2013	2012
Cash payments for capital expenditures	$57,127	$12,220
Accrued costs, beginning of period	(25,491)	(5,733)
Accrued costs, end of period	26,813	8,522
Non-cash acquisitions, common stock	9,898	677
Other	692	115
All inclusive capital expenditures	$69,039	$15,801

During the quarter ended November 30, 2013, we engaged in drilling or completion activities on 13 horizontal wells that we operate, including five wells on the Renfroe prospect that commenced production during September and six wells on the Leffler prospect that commenced production subsequent to November 30, 2013.  We participated in drilling and completion activities on 9 non-operated wells, including 2 wells that commenced production during the quarter.  In addition, we invested $35 million in the acquisition of mineral assets from Trilogy Resources LLC and Apollo Operating LLC, including approximately $8 million paid in the form of common stock.  Our mineral lease acquisition program incurred costs of $3 million during the period.

Our primary need for cash for the fiscal year ending August 31, 2014, will be to fund our drilling and acquisition programs.  Our cash requirements are expected to increase significantly as we implement our horizontal drilling program.  Each horizontal well is estimated to cost $3.8 million, compared to the estimated cost of a vertical well of $0.7 million.  Under the revised plans for our 2014 capital budget, we estimate capital expenditures of approximately $189 million, consisting of drilling and completion costs for wells which we operate, our pro-rata share of the costs on wells drilled by other operators, and the costs of acquiring properties.  It is our plan to drill 34 net horizontal wells during the year and to participate in 5 net non-operated horizontal wells at a total cost of $150 million.  We expect to drill or participate in 5 vertical wells at a total cost of $4 million.  Leasing activities are expected to cost $5.0 million, and the acquisition of producing properties is budgeted for $30 million.  Our capital expenditure estimate is subject to adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

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

For 2014, we believe that available capital resources, including cash and short term investment on hand plus cash flow from operations plus additional borrowings available under our revolving line of credit facility, will be sufficient to meet our liquidity needs during the fiscal year.

In addition to our analysis using amounts included in the cash flow statement, we evaluate operations using a non-GAAP measure called “adjusted EBITDA,” which adjusts for cash flow items that merely reflect the timing of certain cash receipts and expenditures.  As shown on the following paragraphs, adjusted EBITA was $12.8 million and $6.0 million for the three months ended November 30, 2013 and 2012, respectively.

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

The following table presents a reconciliation of our non-GAAP financial measure to its nearest GAAP measure (in thousands).

	Three Months Ended
	November 30	November 30
	2013	2012
Adjusted EBITDA:
Net income	$6,100	$2,238
Depreciation, depletion and amortization	5,591	2,320
Provision for income tax	3,387	1,315
Stock based compensation	419	168
Commodity derivative change	(2,636)	-
Interest income	(31)	(7)
Adjusted EBITDA	$12,830	$6,034

TREND AND OUTLOOK

In early September, 2013, Northern Colorado experienced flooding that covered a wide area and caused extensive damage.  Significant damage was done to the area’s infrastructure, such as roads, bridges, and water treatment facilities, as well as to numerous structures within the flood zone.  Approximately 20 of our well sites were directly affected by the flood waters.  However, the damage to our facilities was not severe, and there were no hydrocarbon spills at our sites.  Most of the wells were repaired within a few weeks and all of the sites were  returned to service during our first fiscal quarter.  The cost of repairs will not have a significant impact on our financial statements.  However, the extent of the flooding throughout our production area was so vast that it impacted our daily operations, even on well sites that were not directly affected by the flood.  For several days, it was difficult to gather and transport hydrocarbons, and oil sales from our legacy vertical wells for the month of September decreased by 35% from the month of August.  The new horizontal wells which reached productive status during the first week of September were less affected by the flood, and production from those wells contributed to our revenues for the quarter.

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

In addition, companies that operate the gas gathering pipelines are making significant capital investments to increase system capacity.  As publicly disclosed, DCP Midstream Partners (“DCP”) is currently implementing a multi-year facility expansion capable of significantly increasing the long-term gathering and processing capacity in the Wattenberg Field.  DCP is the principle third party provider that we employ to gather production from our wells.  A new processing plant in LaSalle, CO came on line during October, 2013.  The LaSalle, CO plant will have an estimated capacity of 110 million cubic feet per day.  The plant is expected to reach full operational status during our first and second fiscal quarters.  DCP has also announced the building of the Lucerne Plant II, northeast of Greeley in Weld County, with a maximum capacity of 230 mmcf/d, which is estimated to begin operations in 2015.  At this time, we do not know how long it will take for the mitigation efforts to remedy the problem.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since August 31, 2013, and a detailed discussion of the nature of our accounting practices can be found in the section titled “Critical Accounting Policies”  in Part II, Item 7 of our Annual Report on Form 10-K for the year ended August 31, 2013.

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

Interest Rate Risk - At November 30, 2013, we had debt outstanding under our bank credit facility totaling $37.0 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At November 30, 2013, the interest rate was 2.68%, based upon LIBOR plus a margin of 2.5%.  We are currently incurring interest at a rate of 2.68%, and we are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  If interest rates increase, our interest expense would increase and our available cash flow would decrease.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of November 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2013 we issued 203,891 shares of our restricted common stock to four persons in consideration for their assignment to us of oil and gas leases.

The shares of common stock described above were not registered under the Securities Act of 1933 and are restricted securities.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the issuance of these shares.

Item 6.  Exhibits

a.  Exhibits

10.18	Purchase and Sale Agreement dated September 16, 2013, with Trilogy Resources, LLC

10.19	Purchase and Sale Agreement dated August 27, 2013, with Apollo Operating, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway and Frank L. Jennings.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY RESOURCES CORPORATION

Date: January 8, 2014	By:	/s/ Ed Holloway
Ed Holloway, President and Principal Executive Officer

Date: January 8, 2014	By:	/s/ Frank L. Jennings
Frank L. Jennings, Principal Financial and Accounting Officer