Form 10-Q
period 2014-02-28
SYNERGY RESOURCES CORP
filed 2014-04-07
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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
           Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,185,147 shares outstanding as of March 31, 2014.

SYNERGY RESOURCES CORPORATION

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS
(in thousands, except share data

ASSETS	February 28, 2014	August 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$34,380	$19,463
Short-term investments	20,028	60,018
Accounts receivable:
Oil and gas sales	11,981	7,361
Joint interest billing	5,696	4,700
Inventory	506	194
Other current assets	292	239
Total current assets	72,883	91,975

Property and equipment
Evaluated oil and gas properties, full cost method, net	209,747	132,979
Unevaluated oil and gas properties	57,519	64,715
Other property and equipment, net	8,751	271
Property and equipment, net	276,017	197,965

Other assets	646	1,296

Total assets	$349,546	$291,236

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$396	$949
Well costs payable	17,966	25,491
Revenue payable	9,244	6,081
Production taxes payable	11,986	6,277
Other accrued expenses	289	254
Commodity derivative	1,675	2,315
Total current liabilities	41,556	41,367

Revolving credit facility	37,000	37,000
Commodity derivative	143	334
Deferred tax liability, net	12,263	6,538
Asset retirement obligations	3,933	2,777
Total liabilities	94,895	88,016
Commitments and contingencies (See Note 12)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
76,685,709 and 70,587,723 shares issued and outstanding, respectively	77	71
Additional paid-in capital	256,547	216,383
Accumulated deficit	(1,973)	(13,234)
Total shareholders' equity	254,651	203,220

Total liabilities and shareholders' equity	$349,546	$291,236

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
 (unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Oil and gas revenues	$23,028	$10,921	$42,294	$19,235

Expenses
Lease operating expenses	1,806	781	3,079	1,304
Production taxes	2,255	1,094	4,271	1,908
Depreciation, depletion,
and amortization	7,719	3,176	13,310	5,496
General and administrative	1,770	1,388	4,938	2,499
Total expenses	13,550	6,439	25,598	11,207

Operating income	9,478	4,482	16,696	8,028

Other income (expense)
Commodity derivative realized loss	(191)	(20)	(589)	(20)
Commodity derivative unrealized gain (loss)	(1,805)	(134)	831	(134)
Interest income	17	8	48	15
Total other income (expense)	(1,979)	(146)	290	(139)

Income before income taxes	7,499	4,336	16,986	7,889

Deferred income tax provision	2,338	1,604	5,725	2,919
Net income	$5,161	$2,732	$11,261	$4,970

Net income per common share:
Basic	$0.07	$0.05	$0.15	$0.09
Diluted	$0.07	$0.05	$0.15	$0.09

Weighted average shares outstanding:
Basic	76,203,938	54,900,326	74,934,940	53,272,213
Diluted	77,990,416	56,481,752	76,843,593	54,713,361

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
 (unaudited, in thousands)

	Six Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$11,261	$4,970
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion, depreciation and amortization	13,310	5,496
Provision for deferred taxes	5,725	2,919
Stock-based compensation	867	383
Valuation (increase) in commodity derivatives	(831)	134
Changes in operating assets and liabilities:
Accounts receivable
Oil and gas sales	(4,620)	(2,291)
Joint interest billing	(996)	(490)
Inventory	(312)	(74)
Accounts payable
Trade	(553)	595
Revenue	3,163	2,514
Production taxes	5,709	2,898
Accrued expenses	35	(40)
Other	596	661
Total adjustments	22,093	12,705
Net cash provided by operating activities	33,354	17,675

Cash flows from investing activities:
Acquisition of property and equipment	(87,497)	(57,579)
Short-term investments	39,990	-
Net cash used in investing activities	(47,507)	(57,579)

Cash flows from financing activities:
Proceeds from exercise of warrants	29,104	407
Proceeds from revolving credit facility	-	38,486
Shares withheld for payment of employee payroll taxes	(34)	-
Net cash provided by financing activities	29,070	38,893

Net increase (decrease) in cash and cash equivalents	14,917	(1,011)

Cash and cash equivalents at beginning of period	19,463	19,284

Cash and cash equivalents at end of period	$34,380	$18,273

Supplemental Cash Flow Information (See Note 14)

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 28, 2014
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

In this filing we use such terms as “we,” “our,” “us” or “the Company” in place of Synergy Resources Corporation. When such terms are used in this manner throughout this document, they are in reference only to the corporation, Synergy Resources Corporation, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

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

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unevaluated properties not being amortized, plus the lower of cost or estimated fair value of unevaluated properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for either the three or six months ended February 28, 2014 or February 28, 2013.

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

Capitalized Overhead:    A portion of the Company’s overhead expenses are directly attributable to acquisition and development activities.  Under the full cost method of accounting, these expenses in the amounts showing in the table below were capitalized in the full cost pool (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Capitalized Overhead	$304	$123	$621	$226

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

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
Major Customers	2014	2013	2014	2013
Company A	32%	58%	51%	61%
Company B	20%	14%	15%	14%
Company C	18%	13%	10%	-

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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table:

Major Customers	As of February 28, 2014	As of August 31, 2013
Company A	17%	24%
Company B	15%	23%
Company C	12%	12%

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

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Weighted-average shares outstanding-basic	76,203,938	54,900,326	74,934,940	53,272,213
Potentially dilutive common shares from:
Stock Options	512,399	1,292,599	532,095	1,180,219
Warrants	1,274,079	288,827	1,376,558	260,929
	1,786,478	1,581,426	1,908,653	1,441,148
Weighted-average shares outstanding - diluted	77,990,416	56,481,752	76,843,593	54,713,361

The following potentially dilutive securities, which could dilute future earnings per share, were excluded from the calculation because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Warrants	-	8,970,000	-	8,970,000
Employee stock options	886,333	2,355,000	829,160	2,450,000
Total	886,333	11,325,000	829,160	11,420,000

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

No significant uncertain tax positions exist.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of February 28, 2014, the Company has not recognized any interest or penalties related to uncertain tax benefits.

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

2.	Property and Equipment

Capitalized costs of property and equipment at February 28, 2014, and August 31, 2013, consisted of the following (in thousands):

	As of	As of
	February 28, 2014	August 31, 2013
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$39,463	$38,826
Wells in progress	18,056	25,889
Subtotal, unevaluated costs	57,519	64,715

Evaluated costs:
Producing and non-producing	245,505	155,755
Total capitalized costs	303,024	220,470
Less, accumulated depletion	(35,758)	(22,776)
Oil and gas properties, net	267,266	197,694

Land	3,348	44
Other property and equipment	5,848	500
Less, accumulated depreciation	(445)	(273)
Other property and equipment, net	8,751	271

Total property and equipment, net	$276,017	$197,965

Periodically, the Company reviews its unevaluated properties to determine if the carrying value of such assets exceeds estimated fair value. The reviews for the three months ended February 28, 2014 and 2013 indicated that estimated fair values of such assets exceeded carrying values, thus revealing no impairment. The full cost ceiling test, explained in Note 1, and, as performed for the three months ended February 28, 2014 and 2013, similarly revealed no impairment of oil and gas assets.

3.	Acquisitions

On September 16, 2013, the Company entered into a definitive purchase and sale agreement, with Trilogy Resources, LLC (“Trilogy”), for its interests in 21 producing oil and gas wells and approximately 800 net mineral acres (the “Trilogy Assets”). On November 12, 2013, the Company closed the transaction for a combination of cash and stock.  Trilogy received 301,339 shares of the Company’s common stock valued at $2.9 million and cash consideration of approximately $16.0 million.  No material transaction costs were incurred in connection with this acquisition.

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

Preliminary Purchase Price	November 12, 2013
Consideration Given
Cash	$16,008
Synergy Resources Corp. Common Stock *	2,896

Total consideration given	$18,904

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$19,374
Total fair value of oil and gas properties acquired	19,374

Working capital	$(119)
Asset retirement obligation	(351)

Fair value of net assets acquired	$18,904

Working capital acquired was estimated as follows:
Accounts receivable	500
Accrued liabilities and expenses	(619)

Total working capital	$(119)

* The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of November 12, 2013. (301,339 shares at $9.61 per share)

On August 27, 2013, the Company entered into a definitive purchase and sale agreement (“the Agreement”), with Apollo Operating, LLC (“Apollo”), for its interests in 38 producing oil and gas wells, one water disposal well (the “Disposal Well”), and approximately 3,639 gross (1,000 net) mineral acres (“the Apollo Operating Assets”). On November 13, 2013, the Company closed the transaction for a combination of cash and stock.  Apollo received cash consideration of approximately $11 million and 550,518 shares of Synergy’s common stock valued at $5.2 million.  Following its acquisition of the Apollo Operating Assets, the Company acquired all other remaining interests in the Disposal Well (the “Related Interests”) through several transactions with the individual owners of such interests. The Company acquired the Related Interests for approximately $3.7 million in cash consideration and 20,626 shares of Synergy’s common stock, valued at $0.2 million.  No material transaction costs were incurred in connection with this acquisition.

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
Preliminary Purchase Price	November 13, 2013
Consideration Given
Cash	$14,679
Synergy Resources Corp. Common Stock	5,432

Total consideration given	$20,111

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$16,009
Disposal Well	$5,220
Total fair value of oil and gas properties acquired	21,229

Working capital	$(883)
Asset retirement obligation	(235)

Fair value of net assets acquired	$20,111

Working capital acquired was estimated as follows:
Accounts receivable	380
Accrued liabilities and expenses	(1,263)

Total working capital	$(883)

*The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock prices on the measurement dates (including 550,518 shares at $9.49 per share on November 13, 2013).

The acquisitions qualify as a business combination, and as such, the Company estimated the fair value of each property as of the acquisition date (the date on which the Company obtained control of the properties).

Fair value measurements utilize assumptions of market participants. To determine the fair value of the oil and gas assets, the Company used an income approach based on a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. The Company determined the appropriate discount rates used for the discounted cash flow analyses by using a weighted average cost of capital from a market participant perspective plus property-specific risk premiums for the assets acquired. The Company estimated property-specific risk premiums taking into consideration that the related reserves are primarily natural gas, among other items.  Given the unobservable nature of the significant inputs, they are deemed to be Level 3 in the fair value hierarchy. The working capital assets acquired were determined to be at fair value due to their short-term nature.

Pro Forma Financial Information

As stated above, on November 12 and 13, 2013, the Company completed acquisitions of oil and gas properties from Trilogy Resources, LLC and Apollo Operating, LLC.  Below are the combined results of operations for the three and six months ended February 28, 2014 and 2013 as if the acquisitions had occurred on September 1, 2012 (in thousands).

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

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Oil and Gas Revenues	$23,028	$13,043	$44,659	$24,004

Net income	$5,161	$3,573	$12,091	$6,820

Earnings per common share
Basic	$0.07	$0.06	$0.16	$0.13
Diluted	$0.07	$0.06	$0.16	$0.12

4.	Depletion, depreciation and amortization (“DDA”)

Depletion, depreciation and amortization for the three and six months ended February 28, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Depletion	$7,491	$3,117	$12,981	$5,379
Depreciation and amortization	228	59	329	117
Total DDA Expense	$7,719	$3,176	$13,310	$5,496

Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter.

5.	Asset Retirement Obligations

Asset retirement obligations primarily represent the estimated present value of the amounts to be incurred in future periods to plug, abandon and remediate our producing properties at the end of their productive lives.  The estimated present value of such obligations is determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations.  Changes in estimates are reflected in the obligations as they occur.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  For the purpose of determining the fair value of ARO incurred during the periods, the Company used the following assumptions:

	For the Six Months Ended February 28,
	2014	2013
Inflation rate	3.9 - 4.0%	3.9 - 4.0%
Estimated asset life	20.0 - 40.0 years	24.0 - 27.6 years
Credit adjusted risk free interest rate	8.0%	11.2%

The following table summarizes the change in asset retirement obligations for the six months ended February 28, 2014 (in thousands):

Asset retirement obligations, August 31, 2013	$2,777
Liabilities incurred	428
Liabilities assumed	572
Liabilities settled	-
Accretion	156
Asset retirement obligations, February 28, 2014	$3,933

6.	Revolving Credit Facility

The Company maintains a revolving credit facility (“LOC”) with a bank syndicate.  The LOC is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes, and to support letters of credit.  As most recently amended on December 20, 2013, the terms provide for $300 million ($150 million prior to December 20, 2013) in the maximum amount of borrowings available to the Company, subject to a borrowing base limitation.  Community Banks of Colorado acts as the administrative agent for the bank syndicate with respect to the LOC.  The credit facility expires on November 28, 2016.

Interest under the LOC is payable monthly and accrues at a variable rate, subject to a minimum rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin of 0% to 1%, or the London Interbank Offered Rate (LIBOR) plus a margin of 2.50% to 3.25%.  The interest rate margin, as well as other bank fees, varies with utilization of the LOC.  The average annual interest rate for borrowings during the six months ended February 28, 2014, was 2.7%.  As of February 28, 2014, the interest rate on the outstanding balance was 2.66%, representing LIBOR plus a margin of 2.5%.

Certain of the Company’s assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves.  The borrowing base limitation is subject to scheduled redeterminations on a semi-annual basis.  In certain events, and at the discretion of the bank syndicate, an unscheduled redetermination could be prepared.  The most recent redetermination in December 2013 increased the borrowing base to $90 million from $75 million.  As of February 28, 2014, based upon a borrowing base of $90 million and an outstanding principal balance of $37 million, the unused borrowing base available for future borrowing totaled approximately $53 million.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain customary financial ratios.  On a quarterly basis, the Company must maintain (a) an adjusted current ratio greater than 1.0, (b) a ratio of earnings before interest, taxes, depletion, amortization and exploration expense (EBITDAX) greater than 3.5 times interest and fees, (c) a ratio of total funded debt less than 3.5 times EBITDAX, and (d) a ratio of total funded debt less than 0.5 times total capitalization.  Furthermore, terms of the LOC require the Company to maintain hedge contracts covering future production quantities that are included in the borrowing base.  The most recent amendment to the LOC generally requires an overall hedge position that covers a rolling 24 months of estimated future production with a minimum position of no less than 45% and a maximum position of no more than 80% of hydrocarbon production.  As of February 28, 2014, the most recent compliance date, the Company was in compliance with all loan covenants.

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

The Company’s commodity derivative contracts as of February 28, 2014 are summarized below:

Collars	Basis (1)	Quantity (Bbl/month)	Strike Price ($/Bbl)
Mar 1, 2014 - Dec 31, 2014	NYMEX	1,840	$85.00 - $98.50
Mar 1, 2014 - Dec 31, 2014	NYMEX	20,000	$87.00 - $96.25

Jan 1, 2015 - Jun 30, 2015	NYMEX	7,000	$80.00 - $92.50
Jan 1, 2015 - Jun 30, 2015	NYMEX	2,500	$80.00 - $95.75
Jul 1, 2015 - Dec 31, 2015	NYMEX	9,000	$80.00 - $92.25

Swaps	Basis (1)	Average Quantity (Bbl/month)	Average Swap Price ($/Bbl)
Mar 1, 2014 - Dec 31, 2014	NYMEX	22,240	$95.17

(1) NYMEX refers to WTI quoted prices on the New York Mercantile Exchange

The following table details the fair value of the derivatives recorded in the applicable balance sheet, by category (in thousands):

		As of February 28, 2014
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Crude oil derivative contract	Current assets	$425	$(425)	$-
Crude oil derivative contract	Noncurrent assets	$348	$(348)	$-
Crude oil derivative contract	Current liabilities	$2,100	$(425)	$1,675
Crude oil derivative contract	Noncurrent liabilities	$491	$(348)	$143

		As of August 31, 2013
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Crude oil derivative contract	Current assets	$28	$(28)	$-
Crude oil derivative contract	Noncurrent assets	$182	$(182)	$-
Crude oil derivative contract	Current liabilities	$2,343	$(28)	$2,315
Crude oil derivative contract	Noncurrent liabilities	$516	$(182)	$334

The amount of gain (loss) recognized in the statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Realized gain (loss) on commodity derivatives	(191)	(20)	(589)	(20)
Unrealized gain (loss) on commodity derivatives	$(1,805)	$(134)	$831	$(134)
Total gain (loss)	$(1,996)	$(154)	$242	$(154)

8.	Fair Value Measurements

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  February 28, 2014 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at February 28, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative	$-	$-	$-	$-

Financial Liabilities:
Commodity derivative	$-	$1,818	$-	$1,818

Commodity Derivative Instruments
The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At February 28, 2014, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as level 2.

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

9.	Interest Expense

The components of interest expense recorded for the three and six months ended February 28, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Revolving credit facility	$246	$345	$497	$375
Amortization of debt issuance costs	100	50	194	70
Less, interest capitalized	(346)	(395)	(691)	(445)
Interest expense, net	$-	$-	$-	$-

10.	Shareholders’ Equity

The Company’s classes of stock are summarized as follows:

	As of February 28,	As August 31,
	2014	2013
Preferred stock, shares authorized	10,000,000	10,000,000
Preferred stock, par value	$0.01	$0.01
Preferred stock, shares issued and outstanding	nil	nil
Common stock, shares authorized	100,000,000	100,000,000
Common stock, par value	$0.001	$0.001
Common stock, shares issued and outstanding	76,685,709	70,587,723

Preferred Stock may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common stock issued for acquisition of mineral interests

During the six months ended February 28, 2014, the Company issued common shares in exchange for mineral property interests.  The value of each transaction was determined using the market price of the Company’s common stock on the date of each transaction.

For the Six Months Ended February 28, 2014
Number of common shares issued for mineral property leases	243,179
Number of common shares issued for acquisitions	851,857
Total common shares issued	1,095,036

Average price per common share	$9.24
Aggregate value of shares issued (in thousands)	$10,122

The following table summarizes information about the Company’s issued and outstanding common stock warrants as of February 28, 2014:

Exercise Price	Description	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares (in thousands)
$6.00	Series C	3,664,739	0.8	$21,988

The following table summarizes activity for common stock warrants for the six month period ended February 28, 2014:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2013	8,666,802	$5.92
Granted	-	$-
Exercised	(5,002,063)	$5.86
Expired	-	$-
Outstanding, February 28, 2014	3,664,739	$6.00

11.	Stock-Based Compensation

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

The amount of stock based compensation expense recorded for the three and six months ended February 28, 2014 and 2013 is shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Stock options	$447	$154	$867	$279
Restricted stock grants	-	46	-	58
Investor relations warrants	-	15	-	46
	$447	$215	$867	$383

For the periods presented, all stock based compensation expense was classified as a component within General and Administrative expenses on the Statements of Operations.

During the three and six months ended February 28, 2014 and 2013, the Company granted the following employee stock options:

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Number of options to purchase common shares	113,000	125,000	263,000	355,000
Weighted average exercise price	$9.38	$5.65	$9.72	$4.52
Term (in years)	10.0	10.0	10.0	10.0
Vesting Period (in years)	5	5	5	5
Fair Value (in thousands)	$711	$490	$1,725	$1,111

The assumptions used in valuing stock options granted during each of the six months presented were as follows:

	Six Months Ended
	February 28, 2014	February 28, 2013
Expected Term	6.5 years	6.4 years
Expected Volatility	74%	78.7%
Risk free rate	1.97%	1.06%
Expected dividend yield	0.00%	0.00%
Forfeiture rate	0.00%	0.00%

The following table summarizes activity for stock options for the six months ended February 28, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2013	1,820,000	$4.88
Granted	263,000	$9.72
Exercised	(16,000)	$4.26
Outstanding, February 28, 2014	2,067,000	$5.27

The following table summarizes information about issued and outstanding stock options as of February 28, 2014:

	Outstanding Options	Vested Options
Number of shares	2,067,000	553,000
Weighted average remaining contractual life	8.4 years	7.4 years
Weighted average exercise price	$5.50	$4.02
Aggregate intrinsic value (in thousands)	$10,530	$3,633

The estimated unrecognized compensation cost from unvested stock options as of February 28, 2014, which will be recognized ratably over the remaining vesting phase, is as follows:

Unvested Options at February 28, 2014
Unrecognized compensation expense (in thousands)	$5,306
Remaining vesting phase	3.5 years

12.	Commitments and Contingencies

From time to time, the Company receives notice from other operators of their intent to drill and operate a well in which the Company will own a working interest.  The Company has the option to participate in the well and assume the obligation for its pro-rata share of the costs.  As of February 28, 2014 the Company was participating in 12 horizontal and 5 directional wells that were in various stages of drilling or completion.  Costs accrued for these 17 wells in progress totaled $5.3 million.

Effective December 18, 2013, the Company amended its turn-key drilling contract with Ensign United States Drilling, Inc. (Ensign).  Under the contract, the Company secured the use of one automated drilling rig for one year.  Drilling operations under the contract commenced in early January 2014.  Total payments due to Ensign will depend upon a number of variables, including the depth of wells drilled, the target formation, and other technical details.  The Company estimates that during the remaining term of this contract, the rig will drill 20 horizontal wells with total drilling costs of approximately of $19 million.

13.	Related Party Transaction

The Company leases office space and an equipment yard from HS Land & Cattle, LLC (“HSLC”) in Platteville, Colorado.  HSLC is controlled by two of the Company’s executive officers.    Effective July 1, 2013, the monthly rent was increased to $15,000 from $10,000 to include additional areas leased by the Company, including a field operations office.  The twelve month lease arrangement with HSLC is renewable annually on July 1.   The following table summarizes the lease payments made to directors or their affiliates for the three and six months ended February 28, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Lease payments	$45	$30	$90	$60

Effective January 1, 2012, the Company commenced processing revenue distribution payments to all persons that own a mineral interest in wells that it operates.  Payments to mineral interest owners included payments to entities controlled by three of the Company’s directors, Ed Holloway, William Scaff Jr, and George Seward.  The following table summarizes the royalty payments made to directors or their affiliates for the three and six months ended February 28, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Total Royalty Payments	$51	$31	$133	$76

14.	Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the six months ended February 28, 2014 and 2013 (in thousands):

	Six Months Ended
	February 28,	February 28,
	2014	2013
Supplemental cash flow information:
Interest paid	$501	$294
Income taxes paid	-	-

Non-cash investing and financing activities:
Well costs payable	$17,966	$5,539
Assets acquired in exchange for common stock	10,122	14,284
Asset retirement costs and obligations	1,000	522

15.	Subsequent Events

Subsequent to February 28, 2014, the Company issued 375,500 shares of common stock pursuant to the exercise of Series C warrants.  The Company received cash proceeds of $2,253,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction
The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of February 28, 2014, and our results of operations for the three and six months and ended February 28, 2014 and 2013. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in our Form 10-K for the fiscal year ended August 31, 2013.

Overview
We are a growth-oriented independent oil and gas company engaged in the acquisition, development, and production of crude oil and natural gas in and around the Denver-Julesburg Basin (“D-J Basin”).  The D-J Basin generally extends from the Denver metropolitan area throughout northeast Colorado into Wyoming, Nebraska, and Kansas.  It contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, Sussex, J-Sand, and D-Sand.  The area known as the Wattenberg Field covers the western flank of the D-J Basin, particularly in Weld County.  The area has produced oil and gas for over fifty years and has a history as one of the most prolific production areas in the country.  Substantially all of our producing wells are either in or adjacent to the Wattenberg Field.

In addition to the approximately 25,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold significant undeveloped acreage positions in (i) an area directly to the north and east of the Wattenberg Field that is considered the northern extension area, (ii) in an area around Yuma County that produces dry gas, and (iii) in western Nebraska.  While we do not expect to devote significant resources to the exploration and development of our holdings outside of the Wattenberg Field in the near future, we’ve begun an analysis of data obtained from a test well that was drilled in the northern extension area and continue to investigate developments in western Nebraska.

Since commencing active operations in September 2008, we have undergone significant growth.  Our growth was primarily driven by (i) our activities as an operator where we drill and complete productive oil and gas wells; (ii) our participation as a part owner in wells drilled by other operating companies; and (iii) our acquisition of producing oil wells from other individuals or companies.  As disclosed in the following table, as of February 28, 2014, we have completed, acquired, or participated in 376 gross (270 net) successful oil and gas wells.

	PRODUCTIVE WELLS
	OPERATED WELLS		NON-OPERATED WELLS
	Completed		Participated		Acquired		Total
Years ended:	Gross	Net	Gross	Net	Gross	Net	Gross	Net

August 31, 2009	-	-	2	1	-	-	2	1
August 31, 2010	36	28	-	-	-	-	36	28
August 31, 2011	20	19	11	3	72	51	103	73
August 31, 2012	51	48	13	4	4	4	68	56
August 31, 2013	27	26	21	6	36	34	84	66
February 28, 2014 (YTD)	11	11	11	1	61	34	83	46

Total	145	132	58	15	173	123	376	270

Early development efforts were focused on drilling vertical wells into the Niobrara, Codell, and J-Sand formations.  In May 2013 development efforts were shifted to horizontal wells.  Horizontal wells are significantly more expensive and take longer to drill and complete than vertical wells, but ultimately yield a greater return.  The eleven wells completed during the six months ended February 28, 2014 were horizontal wells at the Renfroe and Leffler prospects.  Substantially all of the wells planned for the remainder of fiscal 2014 are horizontal wells.

In addition to the 376 wells that had reached productive status as of February 28, 2014, we were the operator of eight horizontal wells in progress, including wells on the Phelps and Union prospects. We were participating as a non-operator in ten gross (one net) horizontal wells that were in various stages of the drilling or completion process.  Wells in progress represent wells during the period of time when they are being drilled or completed.  Generally, horizontal wells on a six well pad are expected to require 120 to 150 days to drill, complete and connect to the gathering system.  All of the wells in progress at February 28, 2014, are expected to commence production during the next six months.

As of February 28, 2014 we:

•	were the operator of 11 horizontal wells that were producing oil and gas and we were participating as a non-operating working interest owner in 26 horizontal producing wells;

•	were the operator of 278 vertical wells that were producing oil and gas and we were participating as a non-operating working interest owner in 61 vertical producing wells;

•	held approximately 414,000 gross acres and 291,000 net acres under lease;

•	had estimated proved reserves of 8.8 million barrels (“Bbls”) of oil and 55.2 billion cubic feet (“Bcf”) of gas;

Strategy
Our basic strategy for continued growth includes additional drilling activities and acquisition of existing wells in well-defined areas that provide significant cash flow and rapid return on investment.  We attempt to maximize our return on assets by drilling in low risk areas and by operating wells in which we have a majority net revenue interest.  Our drilling efforts are focused on the Wattenberg Field as it yields consistent results.  During 2013, we transitioned the focus of our efforts from vertical wells to horizontal wells.  Our plans for 2014 contemplate drilling or participating in 39 horizontal wells.

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

Significant Developments
As an operator, we commenced production from the Renfroe prospect during September.  For us, the Renfroe prospect marked the successful transition to horizontal drilling for wells which we operate.  Previously, we focused our operational efforts on drilling vertical wells.  Drilling operations began at the Renfroe site during May 2013 and all wells began production during September 2013.  Production volumes from these five wells from the date of first production until February 28, 2014 (on an 8/8 ths basis), were approximately 155,000 bbls of oil and 428,000 mcf of gas, an average production rate of 250 BOE per day for each well.  Drilling and completion costs averaged $3.6 million per well.  The cash flow earned by these wells during their first six months averaged $2.4 million per well, or 66% of the initial investment.

During the November quarter, we focused our drilling and completion efforts on the Leffler prospect.  The well pad location for Leffler is approximately 1.5 miles from the Renfroe location.  Six wells were drilled and completed on the Leffler pad, at an average cost of $3.6 million per well.  Production commenced during the quarter and volumes  from these six wells from the date of first production until February 28, 2014 (on an 8/8ths basis) were 59,443 bbls of oil and 146,041 mcf of gas.  Early production at Leffler was delayed by operational issues at the Eaton gas processing plant that purchases gas produced by these wells.  We expect these wells to reach full production capacity during our third fiscal quarter.

As a point of reference, we have interests in 15 net horizontal producing wells.  Eleven of the wells are operated by us and the remainder consists of our proportionate share in wells operated by other companies.  The combined production from those 15 horizontal wells is approximately equal to the production from all the other vertical wells combined.

After drilling the Leffler, the rig moved to the Phelps prospect, where it drilled six wells.  The rig was released in March.  Hydraulic fracturing, gas line connection and other completion activities of the Phelps location is scheduled for March and April, with full production expected in May.

Based upon our initial success with horizontal drilling at the Renfroe and Leffler prospects, we negotiated another drilling contract with Ensign United States Drilling, Inc. (“Ensign”), to use one automated drilling rig (Rig #131) for one year, commencing in January, 2014.  We expect Rig #131 to drill 24 horizontal wells for us during calendar year 2014.  It commenced drilling wells on the Union prospect in January and is expected to complete work at that location in April, when it is scheduled to begin work at the Kelly Farms prospect.

In March, we contracted with Ensign for use of Rig #134 for drilling the Eberle prospect.  The first of six wells was spud on March 22.

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

Based upon the initial evaluation of the assets acquired, substantially all of the purchase consideration will be allocated to oil and gas properties. Revenues and expenses from the acquired properties were consolidated with our operations commencing on the closing dates in November.

In separate transactions with the other owners of the disposal well, we acquired their interests in the assets.  Total consideration paid for the well approximated $5 million.  During the quarter ended February 28, 2014, oil and gas production from the acquired properties, including the disposal well, averaged 464 BOE per day.

We continue to improve our borrowing arrangement with a bank syndicate led by Community Banks of Colorado.  In December 2013, the arrangement was modified to increase the maximum lending commitment to $300 million from $150 million, to increase the borrowing base to $90 million, and to increase the number of banks involved in the borrowing arrangement.

The success of horizontal drilling techniques in the D-J Basin has significantly increased quantities of oil and natural gas produced in the region.  Local refineries do not have sufficient capacity to process all of the crude oil available.  The imbalance of supply and demand in the area is expected to result in an increase in oil transported from the D-J Basin to other markets, generally via pipeline or railroad car.  We have entered into contracts for 2014 with various oil purchasers that we believe will provide sufficient take-away capacity for all of our oil production.  The imbalance is having an impact on prices paid by oil purchasers and increased the differential between crude oil prices posted on NYMEX and the average prices realized by us.  Further details regarding posted prices and average realized prices are presented in our discussion about market conditions.

Market Conditions
Market prices for our products significantly impact our revenues, net income, and cash flow.  The market prices for crude oil and natural gas are inherently volatile.  To provide historical perspective, the following table presents the average annual New York Mercantile Exchange (“NYMEX”) prices for oil and natural gas for each of the last five calendar years.

	2013	2012	2011	2010	2009
Average NYMEX prices
Oil (per bbl)	$97.98	$94.05	$94.88	$79.48	$61.95
Natural Gas (per mcf)	$3.73	$2.75	$4.00	$4.37	$3.94

For the various periods presented in this report, the following table presents the average NYMEX price as well as the differential between the NYMEX prices and the wellhead prices realized by us.

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
Oil (NYMEX WTI)	2014	2013	2014	2013
Average NYMEX Price	$97.69	$92.64	$98.96	$91.46
Realized Price	$86.82	$84.20	$89.64	$82.79
Differential	$(10.87)	$(8.44)	$(9.32)	$(8.67)

Gas (NYMEX Henry Hub)
Average NYMEX Price	$4.98	$3.33	$4.31	$3.29
Realized Price	$5.93	$4.77	$5.44	$4.54
Differential	$0.95	$1.44	$1.13	$1.25

RESULTS OF OPERATIONS

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended February 28, 2014, compared to the three months ended February 28, 2013

For the three months ended February 28, 2014, we reported net income of $5.2 million compared to $2.7 million during the three months ended February 28, 2013.  Earnings per basic and diluted share were $0.07 for the three months ended February 28, 2014 compared to $0.05 for the three months ended February 28, 2013.  Significant differences between the two quarters include the rapid growth in reserves, producing wells, and daily production totals.  The impact of changing prices on our commodity hedge position also was significant to the comparison between periods.  As of February 28, 2014 we had 376 gross producing wells, compared to 220 gross producing wells as of February 28, 2013.

Oil and Gas Production and Revenues – For the three months ended February 28, 2014 we recorded total oil and gas revenues of $23.0 million compared to $10.9 million for the three months ended February 28, 2013, an increase of $12.1 million or 111%.  Our growth in revenue was the primarily the result of an increase in our production volume of 90% during the intervening period.

Our revenues are also sensitive to changes in commodity prices.  As shown in the following table, average realized prices have increased by 3% for oil and 24% for natural gas.  The following table presents actual realized prices, without the effect of hedge transactions.  The impact of hedge transactions is presented later in this discussion.

Key production information is summarized in the following table:

	Three Months Ended
	February 28,	February 28,
	2014	2013	Change
Production:
Oil (Bbls)	204,622	100,964	103%
Gas (McF)	887,494	512,069	73%
BOE (Bbls)	352,537	186,039	90%

Revenues (in thousands):
Oil	$17,765	$8,478	110%
Gas	5,263	2,443	115%
Total	$23,028	$10,921	111%

Average sales price:
Oil	$86.82	$84.20	3%
Gas	$5.93	$4.77	24%
BOE (Bbls)	$65.32	$58.70	11%

 “Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  “Mcf” refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Net oil and gas production for the three months ended February 28, 2014 was 352,537 BOE, or 3,917 BOE per day. For the three months ended February 28, 2013, production averaged 2,067 BOE per day, a year over year increase of 90%.  As a further comparison, average BOE production was 3,208 per day during the quarter ended November 30, 2013, a quarter over quarter increase of 22%.  The significant increases in production from the comparable prior periods reflect the additional wells that began production over the past three months, including production from the six horizontal wells at the Leffler prospect.
Production from horizontal wells significantly affects our daily production totals.  During 2014, production from 15 (net) horizontal wells was approximately 50% of our total production.  During the comparable 2013 period, production from horizontal wells was less than 10% of our total production.

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows (in thousands):

	Three Months Ended
	February 28,	February 28,
	2014	2013
Production Costs	$1,797	$637
Work-Over	9	144
Lifting cost	1,806	781
Severance and ad valorem taxes	2,255	1,094
Total LOE	$4,061	$1,875

Per BOE:
Production costs	$5.10	$3.42
Work-Over	0.03	0.77
Lifting cost	5.13	4.19
Severance and ad valorem taxes	6.40	5.88
Total LOE	$11.53	$10.07

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 9.8% for the three months ended February 28, 2014 and 10% for the three months ended February 28, 2013.

On a BOE basis, production costs increased approximately 49% for the quarter ended February 28, 2014 compared to the quarter ended February 28, 2013.  We continue to work diligently to mitigate production difficulties within the Wattenberg Field.  Additional wellhead compression has been added at some well locations and older equipment has been replaced or refurbished.  During the quarter, we incurred some additional costs related to the integration of the newly acquired producing properties.  In particular, the acquisition of the disposal well added about $0.50 to our average cost per BOE, as the disposal well has a slightly different cost profile than our other wells.  As expected, horizontal wells are more costly to operate than vertical wells, especially during the early stages of production.  Finally, costs incurred to comply with new environmental regulations are significant.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table (in thousands):

	Three Months Ended
	February 28,	February 28,
	2014	2013
Depletion	$7,491	$3,117
Depreciation and amortization	228	59
Total DDA	$7,719	$3,176

DDA expense per BOE	$21.90	$17.07

For the three months ended February 28, 2014, depletion of oil and gas properties was $21.90 per BOE compared to $17.07 for the three months ended February 28, 2013.  The increase in the DD&A rate was the result of an increase in both the ratio of reserves produced and the total costs capitalized in the full cost pool.  Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determine the depletion rate.  For the three months ended February 28, 2014, production represented 1.9% of the reserve base compared to 1.3% for the three months ended February 28, 2013.  A contributing factor to the change in the ratio was the inclusion of additional horizontal wells in the calculation. Consistent with the expected decline curve for wells targeting the Niobrara and Codell formations, we expect horizontal wells to exhibit robust production during the first few weeks, decline rapidly over the first six months, and eventually stabilize over an expected life in excess of 30 years.  However, the initial reserve estimates for horizontal wells have not incorporated all of the reserves that may ultimately be recovered.  The intial reserves estimated for horizontal development prospects have been prepared using 160 acre spacing, compared to 20 acre spacing for vertical well development.  The larger spacing units reduce the Expected Ultimate Recovery (“EUR”) of oil and gas in place.  As more experience is gained with the development of horizontal sections, we believe that spacing units will decrease, effectively increasing the EUR for each section.

In addition to a change in the ratio of production to EUR, our DD&A rate was affected by the increasing costs of mineral leases and the costs associated with the acquisition of producing properties.  Leasing costs in the D-J Basin continue to increase with the success of horizontal development.  For acquistion of producing properties, substantially all of the costs are allocated to proved reserves and included in the full cost pool.  The allocation of the purchase price related to the November 2013 acquisitions of Trilogy Resources, LLC and Apollo Operating, LLC was at a higher cost per BOE than our historical cost of acquiring leaseholds and developing our properties.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  Both of these acquisitions include areas that have the potential for future development.  Successful development of these areas that increased proved reserves would have the impact of reducing cost per BOE.

General and Administrative (“G&A”) –The following table summarizes general and administration expenses incurred and capitalized during the periods presented:

	Three Months Ended
	February 28,	February 28,
(in thousands)	2014	2013
G&A costs incurred	$2,074	$1,511
Capitalized costs	(304)	(123)
Totals	$1,770	$1,388

G&A Expense per BOE	$5.02	$7.46

General and administrative includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 26 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.

Although G&A costs have increased as we grow our business, we strive to maintain an efficient overhead structure.  For the quarter ended February 28, 2014, G&A was $5.02 per BOE compared to $7.46 for the quarter ended February 28, 2013.

Our G&A expense for the quarter ended February 28, 2014 includes share based compensation of $0.4 million compared to $0.2 million for the quarter ended February 28, 2013.  Share based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties.  Those costs are reclassified from general and administrative expenses and capitalized into the full cost pool.  The increase in capitalized costs from 2013 to 2014 reflects our increasing activities to acquire leases and develop the properties.

Interest income (expense) – Neither interest expense nor interest income had a significant impact on our results of operations for the periods presented.  The interest costs that we incurred under our credit facility were eligible for capitalization into the full cost pool.  We capitalize interest costs that are related to the cost of assets during the period of time before they are placed into service.

Commodity derivative gains (losses) – As more fully described in paragraphs titled “Oil and Gas Commodity Contracts” and “Hedge Activity Accounting” located in the Liquidity and Capital Resources section of this report, we use commodity contracts to mitigate the risks inherent in the price volatility of oil.  For the quarter ended February 28, 2014, we realized a cash settlement loss of $191,000 related to contracts that settled during the quarter.  For the quarter that ended February 28, 2013, the realized loss was $20,000.

In addition, we recorded an unrealized loss of $1.8 million to recognize the mark-to-market change in fair value of our futures contracts as of February 28, 2014.  Unrealized gains and losses are non-cash items.  In comparison, the unrealized loss reported for the quarter ended February 28, 2013, was $134,000.

Income taxes – We reported income tax expense of $2.3 million for the three months ended February 28, 2014, calculated at an effective tax rate of 33.7%.  During the comparable prior year period, we reported income tax expense of $1.6 million, calculated at an effective tax rate of 37%.  For both periods, it appears that the tax liability will be deferred into future years.  We were not required to remit any material federal or state income tax payments during 2013, and we do not anticipate doing so during 2014.

During fiscal year 2014, we estimate that the effective tax rate will be reduced from the federal and state statutory rate by the impact of deductions for percentage depletion.

For tax purposes, we have a net operating loss (“NOL”) carryover in excess of $41 million, which is available to offset future taxable income.  The NOL will begin to expire, if not used, in 2031.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2014 and 2013, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and have therefore included it in our inventory of deferred tax assets.

For the six months ended February 28, 2014, compared to the six months ended February 28, 2013

For the six months ended February 28, 2014, we reported net income of $11.3 million compared to net income of $4.9 million for the six months ended February 28, 2013.  Earnings per basic and diluted share were $0.15 for the six months ended February 28, 2014, compared to $0.09 per basic and diluted share for the six months ended February 28, 2013.  Significant differences between the two periods include the rapid growth in reserves, producing wells, and daily production totals.  The impact of changing prices on our commodity hedge position also was significant to the comparison between periods.  As of February 28, 2014 we had 376 gross producing wells, compared to 220 gross producing wells as of February 28, 2013.

Oil and Gas Production and Revenues – For the six months ended February 28, 2014 we recorded total oil and gas revenues of $42.3 million compared to $19.2 million for the six months ended February 28, 2013, an increase of $23.1 million or 120%.  Our growth in revenue was the result of an increase in our production volume of 91% over the comparative period, and an increase in our average selling price per BOE of 15%.

Our revenues are sensitive to changes in commodity prices.  As shown in the following table, there has been an increase of 15% in average realized prices between the two periods.  The following table presents actual realized prices, without the effect of hedge transactions.  The impact of hedge transactions is presented later in this discussion.

Key production information is summarized in the following table:

	Six Months Ended
	February 28,	February 28,
	2014	2013	Change
Production:
Oil (Bbls)	372,900	180,995	106%
Gas (McF)	1,629,249	935,715	74%
BOE (Bbls)	644,441	336,948	91%

Revenues (in thousands)
Oil	$33,425	$14,985	123%
Gas	8,869	4,250	109%
Total	$42,294	$19,235	120%

Average sales price:
Oil	89.64	$82.79	8%
Gas	5.44	$4.54	20%
BOE (Bbls)	65.63	$57.09	15%

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

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows (in thousands):

	Six Months Ended
	February 28,	February 28,
	2014	2013
Production Costs	$3,000	$1,160
Work-Over	79	144
Lifting cost	3,079	1,304
Severance and ad valorem taxes	4,271	1,908
Total LOE	$7,350	$3,212

Per BOE:
Production costs	$4.66	$3.44
Work-Over	0.12	0.43
Lifting cost	4.78	3.87
Severance and ad valorem taxes	6.63	5.66
Total LOE	$11.41	$9.53

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 10% for the six months ended February 28, 2014 and 10% for the six months ended February 28, 2013.

On a BOE basis, production costs increased approximately 35% for the period ended February 28, 2014 compared to the period ended February 28, 2013.  We continue to work diligently to mitigate production difficulties within the Wattenberg Field.  Additional wellhead compression has been added at some well locations and older equipment has been replaced or refurbished.  During the period, we incurred some additional costs related to the integration of the newly acquired producing properties.  In particular, the acquisition of the disposal well added to our average cost per BOE, as the disposal well has a slightly different cost profile than our other wells.  As expected, horizontal wells are more costly to operate than vertical wells, especially during the early stages of production.  Finally, costs incurred to comply with new environmental regulations are significant.

Depreciation, Depletion, and Amortization (“DDA”) – DDA expense is summarized in the following table:

	Six Months Ended
	(in thousands)
	February 28,	February 28,
	2014	2013
Depletion	$12,981	$5,379
Depreciation and amortization	329	117
Total DDA	$13,310	$5,496

DDA expense per BOE	$20.65	$16.31

For the six months ended February 28, 2014, depletion of oil and gas properties was $20.65 per BOE compared to $16.31 for the six months ended February 28, 2013.  The increase in the DD&A rate was the result of an increase in both the ratio of reserves produced and the total costs capitalized in the full cost pool.  Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determine the depletion rate.  For the six months ended February 28, 2014, production represented 3.5% of the reserve base compared to 2.3% for the six months ended February 28, 2013.  A contributing factor to the change in the ratio was the inclusion of additional horizontal wells in the calculation.  Consistent with the expected decline curve for wells targeting the Niobrara and Codell formations, we expect horizontal wells to exhibit robust production during the first few weeks, decline rapidly over the first six months, and eventually stabilize over an expected life in excess of 30 years.  However, the initial reserve estimates for horizontal wells have not incorporated all of the reserves that may ultimately be recovered.  The initial reserves estimated for horizontal development prospects have been prepared using 160 acre spacing, compared to 20 acre spacing for vertical well development.  The larger spacing units reduce the Expected Ultimate Recovery (“EUR”) of oil and gas in place.  As more experience is gained with the development of horizontal sections, we believe that spacing units will decrease, effectively increasing the EUR for each section.

In addition to a change in the ratio of production to EUR, our DD&A rate was affected by the increasing costs of mineral leases and the costs associated with the acquisition of producing properties.  Leasing costs in the D-J Basin continue to increase with the success of horizontal development.  For acquisitions of producing properties, substantially all of the costs are allocated to proved reserves and included in the full cost pool.  The allocation of the purchase price related to the November 2013 acquisitions of Trilogy Resources, LLC and Apollo Operating, LLC was at a higher cost per BOE than our historical cost of acquiring leaseholds and developing our properties.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  Both of these acquisitions include areas that have the potential for future development.  Successful development of these areas that increased proved reserves would have the impact of reducing cost per BOE.

General and Administrative (“G&A”) –The following table summarizes general and administration expenses incurred and capitalized during the periods presented:

	Six Months Ended
	February 28,	February 28,
(in thousands)	2014	2013
G&A costs incurred	$5,559	$2,725
Capitalized costs	(621)	(226)
Totals	$4,938	$2,499

G&A Expense per BOE	$7.66	$7.42

General and administrative includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 26 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.

Although G&A costs have increased as we grow our business, we strive to maintain an efficient overhead structure.  For the six months ended February 28, 2014, G&A was $7.66 per BOE compared to $7.46 for the six months ended February 28, 2013.

Our G&A expense for the six months ended February 28, 2014 includes share based compensation of $0.9 million compared to $0.4 million for the six months ended February 28, 2013.  Share based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties.  Those costs are reclassified from general and administrative expenses and capitalized into the full cost pool.  The increase in capitalized costs from 2013 to 2014 reflects our increasing activities to acquire leases and develop the properties.

Interest income (expense) – Neither interest expense nor interest income had a significant impact on our results of operations for the periods presented.  The interest costs that we incurred under our credit facility were eligible for capitalization into the full cost pool.  We capitalize interest costs that are related to the cost of assets during the period of time before they are placed into service.

Commodity derivative gains (losses) – As more fully described in paragraphs titled “Oil and Gas Commodity Contracts” and “Hedge Activity Accounting” located in the Liquidity and Capital Resources section of this report, we use commodity contracts to mitigate the risks inherent in the price volatility of oil.  For the six months ended February 28, 2014, we realized a cash settlement loss of $589,000 related to contracts that settled during the period.  For the six months that ended February 28, 2013, the realized loss was $20,000.

In addition, we recorded an unrealized gain of $831,000 to recognize the mark-to-market change in fair value of our futures contracts for the six months ended February 28, 2014.  Unrealized gains and losses are non-cash items.  In comparison, the unrealized loss reported for the six months ended February 28, 2013, was $134,000.

Income taxes – We reported income tax expense of $5.7 million for the six months ended February 28, 2014, calculated at an effective tax rate of 34.2%.  During the comparable prior year period, we reported income tax expense of $2.9 million, calculated at an effective tax rate of 37%.  For both periods, it appears that the tax liability will be deferred into future years.  We were not required to remit any material federal or state income tax payments during 2013, and we do not anticipate doing so during 2014.

During fiscal year 2014, we estimate that the effective tax rate will be reduced from the federal and state statutory rate by the impact of deductions for percentage depletion.

For tax purposes, we have a net operating loss (“NOL”) carryover in excess of $41 million, which is available to offset future taxable income.  The NOL will begin to expire, if not used, in 2031.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2014 and 2013, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and have therefore included it in our inventory of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses
Our sources and (uses) of funds for the six months ended February 28, 2014, and 2013 are summarized below (in thousands):

	Six Months Ended
	February 28,	February 28,
	2014	2013
Cash provided by operations	$33,354	$17,675
Acquisition of oil and gas properties and equipment	(87,497)	(57,579)
Proceeds from short-term investments	39,990	-
Equity financing activities	29,070	407
Net borrowings	-	38,486
Net increase in cash and cash equivalents	$14,917	$(1,011)

Net cash provided by operating activities was $33.3 million and $17.7 million for the six months ended February 28, 2014 and 2013, respectively.  We received $29.1 million from the exercise of Series C warrants at $6.00 per share.

Credit Arrangements
We currently maintain a revolving credit facility that provides for maximum borrowings of $300 million, subject to a borrowing base limitation.  As of February 28, 2014, the borrowing base limit was $90 million and there were borrowings of $37 million outstanding.  Community Banks of Colorado serves as the administrative agent for the six banks participating in the facility.  The facility has a maturity date of November 28, 2016.

Although we have historically used the facility to fund the acquisition of producing properties, funds are available for general corporate purposes.  Availability under the facility is subject to a borrowing base that is set semi-annually by the lenders, with an option for additional redeterminations in certain circumstances.  The amount of the borrowing base set by the lenders depends upon several factors, but is primarily based upon an assessment of future cash flows for proved properties.

The facility is primarily collateralized by our oil and gas assets.  The agreement imposes limitations on us, and requires lender approval for certain actions, such as the payment of cash dividends.  Certain covenants, customary to this type of facility, require us to maintain certain financial ratios.  We are in compliance with all covenants at February 28, 2014.

Reconciliation of Cash Flow
The cash flow statement reports actual cash expenditures for capital expenditures using a strict cash flow basis, which differs from the “all-inclusive” basis used to calculate other amounts reported in our financial statements.  Specifically, cash payments for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.  On the “all-inclusive” basis, capital expenditures totaled $91.2 million and $72.1 million for the six months ended February 28, 2014 and 2013, respectively, compared to cash payments of $87.5 million and $57.6 million, respectively.  A reconciliation of the differences is summarized in the following table (in thousands):

	Six Months Ended
	February 28,	February 28,
	2014	2013
Cash payments for capital expenditures	$87,497	$57,579
Accrued costs, beginning of period	(25,491)	(5,733)
Accrued costs, end of period	17,966	5,539
Non-cash acquisitions, common stock	10,122	14,284
Other	1,112	522
All inclusive capital expenditures	$91,206	$72,191

Capital Expenditures
During the six months ended February 28, 2014, we engaged in drilling or completion activities on 14 horizontal wells that we will operate, including six wells on the Leffler prospect that commenced production during the second fiscal quarter, five wells on the Phelps prospect, and three wells on the Union prospect.  We also drilled a test well at the Buffalo Run prospect to examine the potential for production from the Niobrara, Codell, Greenhorn, and D-Sand formation.  Core samples from the test well are currently being analyzed.  We participated in drilling and completion activities on 2 net non-operated wells.  In addition, we invested $33.8 million in the acquisition of mineral assets from Trilogy Resources LLC and Apollo Operating LLC, including approximately $8.3 million paid in the form of common stock.  Other expenditures included $5.2 million for a disposal well and $9.5 for the acquisition of lands, leases, and other mineral assets.

Capital Requirements
Our primary need for cash for the remainder of the fiscal year ending August 31, 2014, will be to fund our drilling and acquisition programs.  Our cash requirements have increased significantly as we implement our horizontal drilling program.  Each horizontal well is estimated to cost between $3.5 million and $4.0 million, depending on the length of the lateral wellbore, the number of stages, and other variables.  In comparison, the cost of a vertical well approximated $0.7 million.  Under the revised plans for our 2014 capital budget, we estimate capital expenditures of approximately $189 million, consisting of drilling and completion costs for wells which we operate, our pro-rata share of the costs on wells drilled by other operators, and the costs of acquiring properties.  It is our plan to drill 34 net horizontal wells during the year and to participate in 5 net non-operated horizontal wells at a total cost of $150 million.  We expect to drill or participate in 5 vertical wells at a total cost of $4 million.  Leasing activities will ultimately be slightly greater than the original budget of $5.0 million, and we acquired a disposal well that was not anticipated in the original budget.  The acquisition of producing properties was budgeted for $30 million, and we have spent about $34 million.  However, approximately $10 million of our acquisitions have been for stock instead of cash, and we are still targeting capital expenditures of $189 million that will require cash.  Our capital expenditure estimate is subject to adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

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

Oil and Gas Commodity Contracts
We use derivative contracts to hedge against the variability in cash flows created by short term price fluctuations associated with the sale of future oil and gas production.  Our hedge position will generally cover a substantial portion of our forecasted production for a period of 24 months.  We typically enter into contracts covering between 40% and 80% of anticipated production levels.  As of February 28, 2014, all of our derivative contracts related to crude oil, and we had no contracts covering natural gas production. We do not use derivative instruments for trading purposes.

Hedge Activity Accounting
We do not designate our commodity contracts as accounting hedges.  Accordingly, we use mark-to-market accounting to value the portfolio at the end of each reporting period.  Mark-to-market accounting can create non-cash volatility in our reported earnings during periods of commodity price volatility.  We have experienced such volatility in the past and are likely to experience it in the future.  Mark-to-market accounting treatment results in volatility of our results as unrealized gains and losses from derivatives are reported. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues.

During the quarter ended February 28, 2014, we reported an unrealized commodity activity loss of $1.8 million.  Unrealized gains and losses are non-cash items.  We also reported a realized loss of $191,000, representing the cash settlement cost for contracts settled during the period.

At February 28, 2014, we had net derivative liabilities of $1.8 million.  We value these contracts using fair value methodology that considers various inputs including a) quoted forecast prices, b) time value, c) volatility factors, d) counterparty risk, and e) other relevant factors.  The fair value of these contracts as estimated at February 28, 2014 may differ significantly from the realized values at their respective settlement dates.

Use of Non-GAAP Financial Measures
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

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA. We define adjusted EBITDA as net income adjusted to exclude the impact of interest income and expense, income tax expense, DDA (depreciation, depletion and amortization), stock based compensation, and the plus or minus change in fair value of derivative assets or liabilities. We believe adjusted EBITDA is relevant because it is a measure of cash flow available to fund our capital expenditures and service our debt and is a widely used industry metric which may provide comparability of our results with our peers.

The following table presents a reconciliation of our non-GAAP financial measure to its nearest GAAP measure (in thousands).

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Adjusted EBITDA:
Net income	$5,161	$2,732	$11,261	$4,970
Depreciation, depletion and amortization	7,719	3,176	13,310	5,496
Income tax expense	2,338	1,604	5,725	2,919
Stock based compensation	448	215	867	383
Change in fair value - derivatives	1,805	134	(831)	134
Interest income	(17)	(8)	(48)	(15)
Adjusted EBITDA	$17,454	$7,853	$30,284	$13,887

TREND AND OUTLOOK

In early September, 2013, Northern Colorado experienced flooding that covered a wide area and caused extensive damage.  Significant damage was done to the area’s infrastructure, such as roads, bridges, and water treatment facilities, as well as to numerous structures within the flood zone.  Approximately 20 of our well sites were directly affected by the flood waters.  However, the damage to our facilities was not severe, and there were no hydrocarbon spills at our sites.  Most of the wells were repaired within a few weeks and all of the sites were  returned to service during our first fiscal quarter.  The cost of repairs did not have a significant impact on our financial statements.

During fiscal year 2012, the Wattenberg Field experienced elevated line pressure in the natural gas and liquids gathering system.  Issues with high line pressure continue to impact the system.  High line pressure restricts our ability to produce crude oil and natural gas.  As line pressures increase, it becomes more difficult to inject gas produced by our wells into the pipeline.  When line pressure is greater than the operating pressure of our wellhead equipment, the wellhead equipment is unable to inject gas into the pipeline, and our production is restricted or shut-in.  Since our wells produce a mixture of crude oil and natural gas, restrictions in gas production also restrict oil production.  Although various factors can cause increased line pressure, a significant factor in our area is the success of horizontal wells that have recently been drilled.  As new horizontal wells come on-line with increased pressures and volumes, they produce more gas than the gathering system was designed to handle.  Once a pipeline is at capacity, pressures increase and older wells with less natural pressure are not able to compete with the new wells.  The pace of horizontal drilling in the Wattenberg is accelerating and it appears that it will be some time before the gathering system will have sufficient capacity to eliminate the high line pressure issues.

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

In addition, companies that operate the gas gathering pipelines are making significant capital investments to increase system capacity.  As publicly disclosed, DCP Midstream Partners (“DCP”) is currently implementing a multi-year facility expansion capable of significantly increasing the long-term gathering and processing capacity in the Wattenberg Field.  DCP is the principle third party provider that we employ to gather production from our wells.  A new processing plant in LaSalle, CO came on line during October, 2013 with a capacity of 110 million cubic feet per day.  DCP has also announced the building of the Lucerne Plant II, northeast of Greeley in Weld County, with a maximum capacity of 230 mmcf/d, which is estimated to begin operations in 2015.  At this time, we do not know how long it will take for the mitigation efforts to remedy the problem.

The success of horizontal drilling techniques in the D-J Basin has significantly increased quantities of oil and natural gas produced in the region.  Local refineries do not have sufficient capacity to process all of the crude oil available.  The imbalance of supply and demand in the area is expected to result in an increase in oil transported from the D-J Basin to other markets, generally via pipeline or railroad car.  We have entered into contracts for 2014 with various oil purchasers that we believe will provide sufficient take-away capacity for all of our oil production.  The imbalance is having an impact on prices paid by oil purchasers and increased the differential between crude oil prices posted on NYMEX and the average prices realized by us.

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

Interest Rate Risk - At February 28, 2014 we had debt outstanding under our bank credit facility totaling $37.0 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At February 28, 2014, the interest rate was 2.66%, based upon LIBOR plus a margin of 2.5%.  We are currently incurring interest at a rate of 2.66%, and we are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  If interest rates increase, our interest expense would increase and our available cash flow would decrease.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of February 28, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 6.                 Exhibits

a.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William Scaff, Jr.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway, William Scaff, Jr., and Frank L. Jennings.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY RESOURCES CORPORATION

Date: April 4, 2014	By:	/s/ Ed Holloway
Ed Holloway, Co-Chief Executive Officer

Date: April 4, 2014	By:	/s/ William Scaff, Jr.,
William Scaff, Jr., Co-Chief Executive Officer

Date: April 4, 2014	By:	/s/ Frank L. Jennings
Frank L. Jennings, Principal Financial and Accounting Officer