Form 10-K/A
period 2013-08-31
SYNERGY RESOURCES CORP
filed 2014-06-20
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 to the Synergy Resources Corporation Annual Report on Form 10-K for the year ended August 31, 2013, reflects changes made in response to comments received from the staff of Securities and Exchange Commission.  In response to the comments, we amended our original report to (1) expand our disclosures related to proved undeveloped reserves in the discussion about oil and gas properties in Item 1; (2) expand our disclosure about market risk included in Item 7A; (3) clarified our references to exhibits related to our amended and restated credit agreement and the employment agreements for Ed Holloway and William E. Scaff; (4) filed as an exhibit the underlying drilling contract with Ensign United States Drilling, Inc. that was dated April 19, 2013; (5) in Note 1 to Financial Statements, clarified the description of our policy regarding the ceiling test; and (6) in Note 16 to the Financial Statements expanded our disclosure to provide explanations for the significant changes in reserve quantities.

Except as described above, this amendment does not revise or restate the financial statements or other disclosures included in the original Form 10-K.  This amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update disclosures related to subsequent events.  Accordingly, this amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the original Form 10-K.

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

  Ed Holloway, our  Co-Chief Executive Officer, oversaw the preparation of the reserve estimates by Ryder Scott to ensure accuracy and completeness of the data prior to and after submission.  Mr. Holloway has over thirty years of experience in oil and gas exploration and development.

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

Proved Undeveloped Reserves
Net Reserves, Boe
At August 31, 2013
Beginning of Year	4,939,735
Converted to proved developed	(185,246)
Additions from capital program	481,463
Acquisitions (sales)	674,531
Revisions (pricing and engineering)	(1,051,976)

End of year	4,858,507

At August 31, 2013, our proved undeveloped reserves were 4,858,507 Boe. None of the proved undeveloped reserves have been in this category for more than 5 years and all are scheduled to be drilled within five years of their initial discovery.  During 2013, 185,246 Boe or 4% of our proved undeveloped reserves (6 wells) were converted into proved developed reserves requiring $3.6 million of drilling and completion capital expenditures.  Executing our 2013 capital program resulted in the addition of 481,463 Boe in proved undeveloped reserves (5 wells).

The transition from vertical drilling to horizontal drilling resulted in a conversion rate of less than 20% of proved undeveloped reserves to proved developed reserves for the year.  In addition, the negative revision of 1,051,976 Boe is primarily the result from eliminating previously planned vertical proved undeveloped locations while planning for horizontal development.

In 2014, our drilling plans are expected to convert over 20% of our proved undeveloped reserves into proved developed reserves.  Cash proceeds of $78.3 million received from the sale of equity in June 2013 are being used to accelerate our drilling program in 2014.

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

Commodity Price Risk - Our primary market risk exposure results from volatility in the prices we receive for our oil and natural gas production. Realized commodity pricing for our production is primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas.  The volatility of oil prices affects our results to a greater degree than the volatility of gas prices, as approximately 78% of 2013 revenues were from the sale of oil.  Although pricing for oil and natural gas production has been less volatile in recent years, we expect volatility to increase in the future.  During the last three years, the average realized prices per barrel of oil have ranged from $88 to $83.  Similarly, the average realized prices per mcf have ranged from $5 to $4.  However, a longer term view reveals that since 2008 the price of oil has ranged from $145 per bbl to $33 per bbl and the price of gas has ranged from $13 per mcf to $2 per mcf.

We attempt to mitigate fluctuations in short term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and gas production.  We use derivative contracts to cover no less than 40% and no more than 80% of expected hydrocarbon production, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes.  As of August 31, 2013, we had open crude oil derivatives in a liability position with a fair value of $2.6 million.  A hypothetical shift of 10% in crude oil prices would change the fair value of our position by $2.9 million.  As of August 31, 2013, we had no open natural gas positions.

There was no material change in the underlying commodity price risk from 2012 to 2013.  However, as the use of derivative contracts commenced during 2013, there was no similar derivative risk during 2012.

Interest Rate Risk - At August 31, 2013, we had debt outstanding under our bank credit facility totaling $37.0 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At August 31, 2013, we were incurring interest at a rate of 2.7%, based upon LIBOR plus a margin of 2.5%.  We are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  A decrease in the variable interest rates would not have a significant impact on us, as the bank credit facility has a minimum interest rate of 2.5%.  If interest rates increase, our monthly interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increase by 1% to an annual percentage rate of 3.7%, our interest payments would increase by approximately $0.4 million.

Under current market conditions, we do not anticipate significant changes in prevailing interest rates for the next year and we have not undertaken any activities to mitigate potential interest rate risk.  There was no material change in interest rate risk from 2012 to 2013.

Counterparty Risk – As described in the discussion about Commodity Price Risk, we enter into commodity derivative agreements to mitigate short term price volatility.  These derivative financial instruments present certain counterparty risks.  We are exposed to potential loss if a counterparty fails to perform according to the terms of the agreement. The failure of any of the counterparties to fulfill their obligations to us could adversely affect our results of operations and cash flows.  We do not require collateral or other security to be furnished by counterparties.  We seek to manage the counterparty risk associated with these contracts by limiting transactions to well capitalized, well established and well known counterparties that have been approved by our senior officers.  There can be no assurance, however, that our practice effectively mitigates counterparty risk.  As our use of commodity derivative contracts commenced during 2013, there was no similar risk during 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included with this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Co-Chief Executive Officer as well as our Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of two key personnel, our Co-Chief Executive Officer and our Chief Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ed Holloway, our Co-Chief Executive Officer, and Frank L. Jennings, our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2013.

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

Name	Age	Position
Edward Holloway	61	Co-Chief Executive Officer and Director
William E. Scaff, Jr.	56	Co-Chief Executive Officer, Treasurer and Director
Frank L. Jennings	62	Chief Financial Officer
Rick A. Wilber	66	Director
Raymond E. McElhaney	57	Director
Bill M. Conrad	57	Director
R.W. Noffsinger, III	39	Director
George Seward	63	Director

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

Name and Principal Position	Fiscal Year	Salary1	Bonus2	Stock Awards3	Option Awards4	All Other Compensation5	Total
Ed Holloway,	2013	$330	200	—	—	10	$540
Co-Chief Executive	2012	$300	100	—	—	10	$410
Officer	2011	$300	100	—	—	10	$410

William E. Scaff, Jr.,	2013	$330	200	—	—	10	$540
Co-Chief Executive Officer	2012	$300	100	—	—	10	$410
and Treasurer	2011	$300	100	—	—	10	$410

Frank L Jennings,	2013	$180	—	—	—	7	$187
Chief Financial Officer	2012	$180	—	—	—	5	$185
	2011	$88	—	220	404	—	$712

1	The dollar value of base salary (cash and non-cash) earned.
2	The dollar value of bonus (cash and non-cash) earned.
3	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
4	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
5	All other compensation received that we could not properly report in any other column of the table.

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

Effective June 1, 2013 the Company entered into new employment agreements with Ed Holloway, Synergy’s Co-Chief Executive Officer, and William E. Scaff, Jr., Synergy’s Co-Chief Executive Officer and Treasurer.  The employment agreements, which expire on May 31, 2016, provide that the Company will pay Mr. Holloway and Mr. Scaff each an annual salary of $420,000 and require Mr. Holloway and Mr. Scaff to devote approximately 80% of their time to the Company.  In addition, for every 50 wells that begin producing oil and/or gas after June 1, 2013, whether as the result of the Company’s successful drilling efforts or acquisitions, the Company will pay each of Mr. Holloway and Mr. Scaff $100,000, up to a maximum $300,000 during any 12 month period, provided that:

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1.1	Articles of Incorporation 1

3.1.2	Amendment to Articles of Incorporation 1

3.1.3	Bylaws 2

3.1.4	Amendment to Articles of Incorporation 17

4.1	Stock Bonus Plan 15

4.2	Non-Qualified Stock Option Plan 15

4.3	Incentive Stock Option Plan 15

10.1	Employment Agreement with Ed Holloway 3

10.2	Employment Agreement with William E. Scaff, Jr. 3

10.3	Administrative Services Agreement 4

10.4	Agreement regarding Conflicting Interest Transactions 4

10.5	Consulting Services Agreement with Raymond McElhaney and Bill Conrad 5

10.6.1	Form of Convertible Note 5

10.6.2	Form of Subscription Agreement 5

10.6.3	Form of Series C Warrant 5

10.7	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC (wells, equipment and well bore leasehold assignments) 5

10.8	Purchase and Sale Agreement with Petroleum Management, LLC (operations and leasehold) 5

10.9	Purchase and Sale Agreement with Chesapeake Energy 5

10.10	Lease with HS Land & Cattle, LLC 5

10.11	Employment Agreement with Frank L. Jennings 6

10.12	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC 7

10.13	Loan Agreement with Bank of Choice (presently known as Guarantee Bank of Colorado) 8

10.14	Purchase and Sale Agreement with DeClar Oil & Gas, Inc. and Wolf Point Exploration, LLC 9

10.15	Amendment to Line of Credit Agreement 10

10.16	Amendment #2 to Loan Agreement 12

10.17	Purchase and Sale Agreement with ORR ENERGY LLC (Weld County, Colorado oil and gas property) 12

10.18	Exploration Agreement dated March 1, 2013 (Morgan and Weld Counties Colorado, properties) 13

10.19	Amendment to Drilling Contract with Ensign United States Drilling, Inc. 14

10.20	(Reserved)

10.21	Amended and Restated Credit Agreement dated November 28, 2012.16

10.22	Third Amendment to Credit Agreement. 18

10.23	Fourth Amendment to Credit Agreement, together with Third Amended and Restated Deed of Trust, Mortgage, Security Agreement and Financing Statement 20

10.24	Employment Agreement with Frank Jennings 20

10.25	Employment Agreement with Craig Rasmuson 20

10.26	Employment Agreement with Valerie Dunn 20

10.27	Drilling contract with Ensign United States Drilling, Inc.

14	Code of Ethics (as amended) 11

23.1	Consent of EKS&H LLLP 17

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

99.1	Report of Ryder Scott Company, L.P. 17

99.2	Ryder Scott report regarding oil and gas reserves as of February 28, 2014 21

101	Interactive Data Files

1	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #3333-146561.

2	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-146561.

3	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 7, 2013.

4	Incorporated by reference to the same exhibit filed with the Company’s transition report on Form 10-K for the year ended August 31, 2008.

5	Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K/A filed on June 3, 2011.

6	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 24, 2011.

7	Incorporated by reference to Exhibit 10.12 filed with the Company’s report on Form 8-K filed on August 5, 2011.

8	Incorporated by reference to Exhibit 10.13 filed with the Company’s report on Form 8-K filed on December 2, 2011.

9	Incorporated by reference to Exhibit 10.14 filed with the Company’s report on Form 8-K filed on February 23, 2012.

10	Incorporated by reference to Exhibit 10.15 filed with the Company’s report on Form 8-K filed on April 25, 2012.

11	Incorporated by reference to Exhibit 14 filed with the Company’s report on Form 8-K filed on July 22, 2011.

12	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on October 25, 2012.

13	Incorporated by reference to Exhibit 10.18 filed with the Company’s report on Form 10-Q for the period ended February 28, 2013.

14	Incorporated by reference to Exhibit 10.19 filed with the Company’s 8-K report dated July 24, 2013.

15	Incorporated by reference to same exhibit filed with the Company’s registration statement on Form S-8, File #333-191684.

16	Incorporated by reference to Exhibit 10.21 filed with the Company’s report on Form 8-K on December 3, 2012.

17	Incorporated by reference to Exhibit 3.1.4 and 99.1 filed with the Company’s report on Form 10-K on November 14, 2013.

18	Incorporated by reference to Exhibit 10.22 filed with the Company’s report on Form 8-K filed on December 26, 2013.

19	Incorporated by reference to Exhibit 10.23 filed with the Company’s report on Form 8-K filed on June 10, 2014.

20	Incorporated by reference to Exhibits 10.24, 10.25 and 10.26 filed with the Company’s report on Form 8-K filed on June 10, 2014.

21	Incorporated by reference to Exhibit 99.2 filed with the Company’s report on Form 8-K filed on April 29, 2014.

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

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unproved properties not being amortized, plus the lower of cost or estimated fair value of unproven properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for the twelve months ended August 31, 2013 or 2012.

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

The following table sets forth information regarding the Company’s net ownership interests in estimated quantities of proved developed and undeveloped oil and gas reserve quantities and changes therein for each of the fiscal years presented:

	Oil (Bbl)	Gas (McF)	Boe
Balance, August 31, 2010	676,685	4,481,051	1,423,527
Revision of previous estimates	323,704	611,516	425,623
Purchase of reserves in place	967,302	8,466,714	2,378,421
Extensions, discoveries, and other additions	191,931	1,152,708	384,049
Sale of reserves in place	-	-	-
Production	(89,917)	(450,831)	(165,056)
Balance, August 31, 2011	2,069,705	14,261,158	4,446,564
Revision of previous estimates	429,783	3,298,906	979,601
Purchase of reserves in place	33,328	706,842	151,135
Extensions, discoveries, and other additions	2,788,686	16,288,125	5,503,374
Sale of reserves in place	-	-	-
Production	(235,691)	(1,109,057)	(420,534)
Balance, August 31, 2012	5,085,811	33,445,974	10,660,140
Revision of previous estimates	(194,236)	(2,923,919)	(681,556)
Purchase of reserves in place	1,000,664	7,360,752	2,227,456
Extensions, discoveries, and other additions	1,576,301	4,914,627	2,395,406
Sale of reserves in place	-	-	-
Production	(421,265)	(2,107,603)	(772,532)
Balance, August 31, 2013	7,047,275	40,689,831	13,828,914

Proved developed and undeveloped reserves:
Developed at August 31, 2011	783,821	5,578,067	1,713,499
Undeveloped at August 31, 2011	1,285,884	8,683,091	2,733,066
Balance, August 31, 2011	2,069,705	14,261,158	4,446,565

Developed at August 31, 2012	2,823,604	17,380,806	5,720,405
Undeveloped at August 31, 2012	2,262,207	16,065,168	4,939,735
Balance, August 31, 2012	5,085,811	33,445,974	10,660,140

Developed at August 31, 2013	4,659,405	25,866,008	8,970,406
Undeveloped at August 31, 2013	2,387,870	14,823,823	4,858,507
Balance, August 31, 2013	7,047,275	40,689,831	13,828,913

Notable changes in proved reserves for the year ended August 31, 2013 included:

•
Purchases of reserves in place.  In 2013, purchases of minerals in place of 2.2 million Boe were attributable to the acquisition of 36 producing oil and gas wells and undeveloped acreage from Orr Energy, LLC.  Please see the Acquisitions footnote for further information.

•
Revision of previous estimates.  In 2013, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 681,556 Boe as the Company’s drilling schedule was adjusted to reflect the elimination of previously planned vertical drilling locations as the development focus shifted from vertical to horizontal drilling.

•
Extensions and discoveries.  In 2013, total extensions and discoveries of 2.4 million Boe were primarily attributable to successful drilling in the Wattenberg Field.  The new producing wells in this area and their adjacent proved undeveloped locations added during the year increased the Company’s proved reserves.

Notable changes in proved reserves for the year ended August 31, 2012 included:

•
Purchases of reserves in place.  In 2012, purchases of minerals in place of 151,135 Boe were attributable to the acquisition of additional working interests in existing wells that the Company already operates.

•
Revision of previous estimates.  In 2012, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 979,601 Boe.  Included in these revisions were 451,000 Boe of upward adjustments caused by higher crude oil and natural gas prices, and 528,601 Boe of net upward adjustments attributable to reservoir analysis and well performance.

•
Extensions and discoveries.  In 2012, total extensions and discoveries of 5.5 million Boe were primarily attributable to successful drilling in the Wattenberg Field.  The new producing wells in this area and their adjacent proved undeveloped locations added during the year increased the Company’s proved reserves.

Notable changes in proved reserves for the year ended August 31, 2011 included:

•
Purchases of reserves in place.  In 2011, purchases of minerals in place of 2.4 million Boe were attributable to the acquisition of 88 producing oil and gas wells and undeveloped acreage from Petroleum Exploration and Management, LLC.

•
Revision of previous estimates.  In 2011, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 425,623 Boe.  The significant increase in previous estimates is due to the more extensive production data on wells on which had limited data in the previous reserve report.  The wells drilled in the previous year had limited production history for the wells coming online towards the end of the year.  As such, the estimated reserves were based on this limited production history.  With a full year of production history available in the current year, the reserve amounts were updated to reflect the more accurate production information.

•
Extensions and discoveries.  In 2011, total extensions and discoveries of 384,049 Boe were primarily attributable to successful drilling in the Wattenberg Field.  The new producing wells in this area and their related proved undeveloped locations added during the year increased the Company’s proved reserves.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of June, 2014.

SYNERGY RESOURCES CORPORATION

/s/ Ed Holloway
Ed Holloway, Co-Chief Executive Officer (Principal Executive Officer)

/s/ William E. Scaff, Jr.
William E. Scaff, Jr., Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ed Holloway	Co-Chief Executive Officer and Director	June 19, 2014
Ed Holloway

/s/ Frank L. Jennings	Chief Financial Officer	June 19, 2014
Frank L. Jennings

/s/ William E. Scaff, Jr.	Co-Chief Executive Officer, Treasurer and Director	June 19, 2014
William E. Scaff, Jr.

/s/ Rick Wilber	Director	June 19, 2014
Rick Wilber

/s/ Raymond E. McElhaney	Director	June 19, 2014
Raymond E. McElhaney

/s/ Bill M. Conrad	Director	June 19, 2014
Bill M. Conrad

Director
R. W. Noffsinger, III

Director
George Seward