Form 10-Q
period 2014-05-31
SYNERGY RESOURCES CORP
filed 2014-07-10
CIK 1413507

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,616,154 shares outstanding as of July 1, 2014.

SYNERGY RESOURCES CORPORATION

Index

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of May 31, 2014 (unaudited) and August 31, 2013	3

	Statements of Operations for the three months and nine months ended May 31, 2014 and May 31, 2013 (unaudited)	4

	Statements of Cash Flows for the nine months ended May 31, 2014 and May 31, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

Part II - OTHER INFORMATION

Item 6.	Exhibits	38

SIGNATURES		39

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS
(in thousands, except share data)

	May 31, 2014	August 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$47,979	$19,463
Short-term investments	-	60,018
Accounts receivable:
Oil and gas sales	14,866	7,361
Joint interest billing	8,737	4,700
Inventory	405	194
Other current assets	120	239
Total current assets	72,107	91,975

Property and equipment
Evaluated oil and gas properties, full cost method, net	225,184	132,979
Unevaluated oil and gas properties	88,441	64,715
Other property and equipment, net	9,234	271
Property and equipment, net	322,859	197,965

Other assets	595	1,296

Total assets	$395,561	$291,236

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,137	$949
Well costs payable	47,489	25,491
Revenue payable	9,529	6,081
Production taxes payable	10,984	6,277
Other accrued expenses	303	254
Commodity derivative	282	2,315
Total current liabilities	69,724	41,367

Revolving credit facility	37,000	37,000
Commodity derivative	1,714	334
Deferred tax liability, net	15,379	6,538
Asset retirement obligations	4,144	2,777
Total liabilities	127,961	88,016
Commitments and contingencies (See Note 12)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized:
77,554,337 and 70,587,723 shares issued and outstanding, respectively	78	71
Additional paid-in capital	262,335	216,383
Retained earnings (accumulated deficit)	5,187	(13,234)
Total shareholders' equity	267,600	203,220

Total liabilities and shareholders' equity	$395,561	$291,236

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

 (unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Oil and gas revenues	$25,672	$12,314	$67,966	$31,549

Expenses
Lease operating expenses	2,303	1,048	5,382	2,352
Production taxes	2,376	1,067	6,647	2,975
Depreciation, depletion,
and amortization	7,796	3,820	21,106	9,316
General and administrative	1,938	1,514	6,876	4,013
Total expenses	14,413	7,449	40,011	18,656

Operating income	11,259	4,865	27,955	12,893

Other income (expense)
Commodity derivative realized gain (loss)	(826)	38	(1,415)	18
Commodity derivative unrealized gain (loss)	(179)	502	652	368
Interest expense, net	-	(94)	-	(94)
Interest income	22	5	70	20
Total other income (expense)	(983)	451	(693)	312

Income before income taxes	10,276	5,316	27,262	13,205

Deferred income tax provision	3,116	1,701	8,841	4,620
Net income	$7,160	$3,615	$18,421	$8,585

Net income per common share:
Basic	$0.09	$0.07	$0.24	$0.16
Diluted	$0.09	$0.06	$0.24	$0.15

Weighted average shares outstanding:
Basic	77,176,420	55,238,098	75,689,903	53,283,695
Diluted	79,008,619	58,918,586	77,299,456	55,623,990

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
 (unaudited, in thousands)

	Nine Months Ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net income	$18,421	$8,585
Adjustments to reconcile net income to net
cash provided by operating activities:
Depletion, depreciation and amortization	21,106	9,316
Provision for deferred taxes	8,841	4,620
Stock-based compensation	1,569	994
Valuation (increase) in commodity derivatives	(652)	(368)
Changes in operating assets and liabilities:
Accounts receivable
Oil and gas sales	(7,505)	(2,656)
Joint interest billing	(4,037)	(633)
Inventory	(211)	(74)
Accounts payable
Trade	188	3,957
Revenue	3,448	2,240
Production taxes	4,707	1,766
Accrued expenses	49	(128)
Other	821	624
Total adjustments	28,324	19,658
Net cash provided by operating activities	46,745	28,243

Cash flows from investing activities:
Acquisition of property and equipment	(112,155)	(70,269)
Net proceeds from sales of oil and gas properties	704	-
Short-term investments	60,018	-
Net cash used in investing activities	(51,433)	(70,269)

Cash flows from financing activities:
Proceeds from exercise of warrants	33,380	467
Proceeds from revolving credit facility	-	41,486
Shares withheld for payment of employee payroll taxes	(176)	-
Net cash provided by financing activities	33,204	41,953

Net increase (decrease) in cash and cash equivalents	28,516	(73)

Cash and cash equivalents at beginning of period	19,463	19,284

Cash and cash equivalents at end of period	$47,979	$19,211

Supplemental Cash Flow Information (See Note 14)

The accompanying notes are an integral part of these financial statements.

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
May 31, 2014
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:    Synergy Resources Corporation ("the Company") is engaged in oil and gas acquisition, exploration, development and production activities, primarily in the Denver-Julesburg Basin ("D-J Basin") of Colorado.

Basis of Presentation:    The Company has adopted August 31st as the end of its fiscal year.  The Company does not utilize any special purpose entities.

In this filing we use such terms as "we," "our," "us" or "the Company" in place of Synergy Resources Corporation. When such terms are used in this manner throughout this document, they are in reference only to the corporation, Synergy Resources Corporation, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

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

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unproved properties not being amortized, plus the lower of cost or estimated fair value of unproven properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for either the three or nine months ended May 31, 2014 or 2013.

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

Oil and Gas Reserves:    Oil and gas reserves represent theoretical, estimated quantities of crude oil and natural gas which geological and engineering data estimate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the Company's control. Accordingly, reserve estimates are different from the future quantities of oil and gas that are ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

The determination of depletion and amortization expenses, as well as the ceiling test calculation related to the recorded value of the Company's oil and natural gas properties, is highly dependent on estimates of proved oil and natural gas reserves.

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

Capitalized Overhead:    A portion of the Company's overhead expenses are directly attributable to acquisition and development activities.  Under the full cost method of accounting, these expenses in the amounts showing in the table below were capitalized in the full cost pool (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Capitalized Overhead	$300	$189	$921	$415

Well Costs Payable:    The cost of wells in progress are recorded as incurred, generally based upon invoiced amounts or joint interest billings ("JIB").  For those instances in which an invoice or JIB is not received on a timely basis, estimated costs are accrued to oil and gas properties, generally based on the Authorization for Expenditure ("AFE").

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Major Customers	2014	2013	2014	2013
Company A	45%	49%	45%	56%
Company B	13%	16%	15%	16%
Company C	12%	*	10%	*
Company D	12%	*	*	*
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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table:

Major Customers	As of May 31, 2014	As of August 31, 2013
Company A	40%	24%
Company B	*	23%
Company C	*	12%
* less than 10%

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Weighted-average shares outstanding-basic	77,176,420	55,238,098	75,689,903	53,283,695
Dilution effect from:
Stock Options	515,530	2,338,711	432,170	2,084,956
Warrants	1,316,669	1,341,777	1,177,383	255,339
	1,832,199	3,680,488	1,609,553	2,340,295
Weighted-average shares outstanding - diluted	79,008,619	58,918,586	77,299,456	55,623,990

The following potentially dilutive securities, which could dilute future earnings per share, were excluded from the calculation because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Anti-dilutive securities excluded:
Warrants	-	-	-	8,970,000
Stock options	478,000	2,150,000	503,000	2,635,000
Total	478,000	2,150,000	503,000	11,605,000

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

No significant uncertain tax positions exist.  The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of May 31, 2014, the Company has not recognized any interest or penalties related to uncertain tax benefits.

Financial Instruments:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of less than three months to be cash and cash equivalents.  A substantial portion of the Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, accrued expenses, and obligations under the revolving line of credit facility, all of which are considered to be representative of their fair value due to the short-term and highly liquid nature of these instruments.

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

Commodity Derivative Instruments:    The Company has entered into commodity derivative instruments, primarily utilizing swaps or "no premium" collars to reduce the effect of price changes on a portion of its future oil production. The Company's commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity derivative line on the statement of operations. The Company values its derivative instruments by obtaining independent market quotes, as well as using industry standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures.  The Company compares the valuations it calculates to valuations provided by the counterparties to assess the reasonableness of each valuation. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or the Company, as appropriate. For additional discussion, please refer to Note 7—Commodity Derivative Instruments.

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

2.	Property and Equipment

Capitalized costs of property and equipment at May 31, 2014, and August 31, 2013, consisted of the following (in thousands):

	As of	As of
	May 31, 2014	August 31, 2013
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$40,427	$38,826
Wells in progress	48,014	25,889
Subtotal, unevaluated costs	88,441	64,715

Evaluated costs:
Producing and non-producing	268,510	155,755
Total capitalized costs	356,951	220,470
Less, accumulated depletion	(43,326)	(22,776)
Oil and gas properties, net	313,625	197,694

Land	3,898	44
Other property and equipment	5,916	500
Less, accumulated depreciation	(580)	(273)
Other property and equipment, net	9,234	271

Total property and equipment, net	$322,859	$197,965

Periodically, the Company reviews its unevaluated properties to determine if the carrying value of such assets exceeds estimated fair value. The reviews for the three and nine months ended May 31, 2014 and 2013 indicated that estimated fair values of such assets exceeded carrying values, thus revealing no impairment. The full cost ceiling test, explained in Note 1, and, as performed for the three months and nine months ended May 31, 2014 and 2013, similarly revealed no impairment of oil and gas assets.

The Company sold two producing vertical wells during the quarter ended May 31, 2014, for net proceeds of $704,000.  As the sale did not significantly alter the relationship between capitalized costs and proved oil and gas reserves, no gain was recognized.  The proceeds were applied to reduce the capitalized costs included in  the full cost pool.

3.	Acquisitions

On September 16, 2013, the Company entered into a definitive purchase and sale agreement, with Trilogy Resources, LLC ("Trilogy"), for its interests in 21 producing oil and gas wells and approximately 800 net mineral acres (the "Trilogy Assets"). On November 12, 2013, the Company closed the transaction for a combination of cash and stock.  Trilogy received 301,339 shares of the Company's common stock valued at $2.9 million and cash consideration of approximately $16.0 million.  No material transaction costs were incurred in connection with this acquisition.

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

*
The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of November 12, 2013. (301,339 shares at $9.61 per share)

On August 27, 2013, the Company entered into a definitive purchase and sale agreement ("the Agreement"), with Apollo Operating, LLC ("Apollo"), for its interests in 38 producing oil and gas wells, partial interest (25%) in one water disposal well (the "Disposal Well"), and approximately 3,639 gross (1,000 net) mineral acres ("the Apollo Operating Assets"). On November 13, 2013, the Company closed the transaction for a combination of cash and stock.  Apollo received cash consideration of approximately $11 million and 550,518 shares of the Company's common stock valued at $5.2 million.  Following its acquisition of the Apollo Operating Assets, the Company acquired all other remaining interests in the Disposal Well (the "Related Interests") through several transactions with the individual owners of such interests. The Company acquired the Related Interests for approximately $3.7 million in cash consideration and 20,626 shares of the Company's common stock, valued at $0.2 million.  No material transaction costs were incurred in connection with this acquisition.

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

Preliminary Purchase Price	November 13, 2013
Consideration Given
Cash	$14,679
Synergy Resources Corp. Common Stock *	5,432

Total consideration given	$20,111

Preliminary Allocation of Purchase Price
Proved oil and gas properties	$16,009
Disposal Well	$5,220
Total fair value of oil and gas properties acquired	21,229

Working capital	$(883)
Asset retirement obligation	(235)

Fair value of net assets acquired	$20,111

Working capital acquired was estimated as follows:
Accounts receivable	380
Accrued liabilities and expenses	(1,263)

Total working capital	$(883)

*    The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock prices on the measurement dates (including 550,518 shares at $9.49 per share on November 13, 2013 plus 20,626 shares at various measurement dates at an average per share price of $10.08).

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

Pro Forma Financial Information

As stated above, on November 12 and 13, 2013, the Company completed acquisitions of oil and gas properties from Trilogy Resources, LLC and Apollo Operating, LLC.  Below are the combined results of operations for the three and nine months ended May 31, 2014 and 2013 as if the acquisitions had occurred on September 1, 2012 (in thousands).

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

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Oil and Gas Revenues	$25,672	$14,687	$70,331	$38,691

Net income	$7,160	$4,517	$19,251	$11,337

Earnings per common share
Basic	$0.09	$0.08	$0.25	$0.21
Diluted	$0.09	$0.08	$0.25	$0.20

4.	Depletion, depreciation and amortization ("DDA")

Depletion, depreciation and amortization for the three and nine months ended May 31, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Depletion	$7,569	$3,744	$20,550	$9,123
Depreciation and amortization	227	76	556	193
Total DDA Expense	$7,796	$3,820	$21,106	$9,316

Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter.

5.	Asset Retirement Obligations

Asset retirement obligations primarily represent the estimated present value of the amounts to be incurred in future periods to plug, abandon and remediate the Company's producing properties at the end of their productive lives.  The estimated present value of such obligations is determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in regulations.  Changes in estimates are reflected in the obligations as they occur.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement capitalized cost.  For the purpose of determining the fair value of ARO incurred during the periods, the Company used the following assumptions:

	For the Nine Months Ended May 31,
	2014	2013
Inflation rate	3.9 - 4.0%	3.9 - 4.0%
Estimated asset life	20.0 - 40.0 years	24.0 - 27.6 years
Credit adjusted risk free interest rate	8.0%	11.2%

The following table summarizes the change in asset retirement obligations for the nine months ended May 31, 2014 (in thousands):

Asset retirement obligations, August 31, 2013	$2,777
Liabilities incurred	547
Liabilities assumed	572
Liabilities settled	-
Accretion	248
Asset retirement obligations, May 31, 2014	$4,144

6.	Revolving Credit Facility

The Company maintains a revolving credit facility ("LOC") with a bank syndicate.  The LOC is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes, and to support letters of credit.  As most recently amended on June 4, 2014, the terms provide for $300 million  in the maximum amount of borrowings available to the Company, subject to a borrowing base limitation.  Community Banks of Colorado acts as the administrative agent for the bank syndicate with respect to the LOC.  The credit facility expires on May 29, 2019.  Prior to the most recent amendment, the expiration date of the facility was November 28, 2016.

Interest under the LOC is payable monthly and accrues at a variable rate, subject to a minimum rate of 2.5%.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin of 0.5% to 1.5%, or the London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%.  The interest rate margin, as well as other bank fees, varies with utilization of the LOC.  The average annual interest rate for borrowings during the nine months ended May 31, 2014, was 2.7%.  As of May 31, 2014, the interest rate on the outstanding balance was 2.66%, representing LIBOR plus a margin of 2.5%.  Effective June 4, 2014, the interest rate was reduced to 2.5%.

Certain of the Company's assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves.  The borrowing base limitation is subject to scheduled redeterminations on a semi-annual basis.  In certain events, and at the discretion of the bank syndicate, an unscheduled redetermination could be prepared.  The most recent redetermination in June 2014 increased the borrowing base to $110 million from $90 million.  As of June 4, 2014, based upon a borrowing base of $110 million and an outstanding principal balance of $37 million, the unused borrowing base available for future borrowing totaled approximately $73 million.

The arrangement contains covenants that, among other things, restrict the payment of dividends.  In addition, the LOC generally requires an overall hedge position that covers a rolling 24 months of estimated future production with a minimum position of no less than 45% and a maximum position of no more than 80% of hydrocarbon production.

Prior to the most recent amendment, the arrangement contained covenants that required compliance with the following financial ratios.  On a quarterly basis, the Company was required to maintain (a) an adjusted current ratio greater than 1.0, (b) a ratio of earnings before interest, taxes, depletion, amortization and exploration expense (EBITDAX) greater than 3.5 times interest and fees, (c) a ratio of total funded debt less than 3.5 times EBITDAX, and (d) a ratio of total funded debt less than 0.5 times total capitalization.  As of May 31, 2014, the most recent compliance date, the Company was in compliance with all loan covenants.

As amended on June 4, 2014, the arrangement revised the financial ratio compliance covenants.  Under the amended requirements, on a quarterly basis, the Company must (a) not, at any time, permit its ratio of total funded debt as of such time to EBITDAX to be greater than or equal to 4.0 to 1.0; and (b) not, as of the last day of the fiscal quarter, permit its adjusted current ratio, as defined, to be less than 1.0 to 1.0.  The other two financial ratio requirements were deleted.

7.	Commodity Derivative Instruments

The Company has entered into commodity derivative instruments, as described below.  The Company has utilized swaps or "no premium" collars to reduce the effect of price changes on a portion of its future oil production.  A swap requires a payment to the counterparty if the settlement price exceeds the strike price and the same counterparty is required to make a payment if the settlement price is less than the strike price.  A collar requires a payment to the counterparty if the settlement price is above the ceiling price and requires the counterparty to make a payment if the settlement price is below the floor price.  The objective of the Company's use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk.  While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company's ability to benefit from favorable price movements.  The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company's existing positions.  The Company does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company's derivative contracts are currently with three counterparties.  The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company's commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities.  Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments.  Both the unrealized and realized gains and losses resulting from contract settlement of derivatives are recorded in the commodity derivative line on the statements of operations.  The Company's valuation estimate takes into consideration the counterparty's credit worthiness, the Company's credit worthiness, and the time value of money.  The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view.  Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments.

The Company's commodity derivative contracts as of May 31, 2014 are summarized below:

Settlement Period	Derivative Instrument	Total Volumes (BBls/MMBtu per month)	Average Fixed Price	Floor Price	Celing Price
Crude Oil - NYMEX WTI
Jun 1, 2014 - Dec 31, 2014	Collar	1,840	-	$85.00	$98.50
Jun 1, 2014 - Dec 31, 2014	Collar	20,000	-	$87.00	$96.25
Jun 1, 2014 - Dec 31, 2014	Swap	20,697	$94.93	-	-
Jan 1, 2015 - Jun 30, 2015	Collar	7,000	-	$80.00	$92.50
Jan 1, 2015 - Jun 30, 2015	Collar	2,500	-	$80.00	$95.75
Jul 1, 2015 - Jun 30, 2015	Collar	9,000	-	$80.00	$92.25
Jan 1, 2015 - Dec 31, 2015	Collar	4,500	-	$80.00	$99.40
Jan 1, 2016 - May 31, 2016	Collar	10,000	-	$75.00	$96.00

Natural Gas - NYMEX Henry Hub
Jun 1, 2014 - Dec 31, 2014	Swap	84,285	$4.58	-	-
Jan 1, 2015 - Dec 31, 2015	Collar	72,000	-	$4.15	$4.49
Jan 1, 2016 - May 31, 2016	Collar	60,000	-	$4.05	$4.54

The following table details the fair value of the derivatives recorded in the applicable balance sheet, by category (in thousands):

		As of May 31, 2014
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Derivative contracts	Current assets	$719	$(719)	$-
Derivative contracts	Noncurrent assets	$183	$(183)	$-
Derivative contracts	Current liabilities	$1,001	$(719)	$282
Derivative contracts	Noncurrent liabilities	$1,897	$(183)	$1,714

		As of August 31, 2013
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Derivative contracts	Current assets	$28	$(28)	$-
Derivative contracts	Noncurrent assets	$182	$(182)	$-
Derivative contracts	Current liabilities	$2,343	$(28)	$2,315
Derivative contracts	Noncurrent liabilities	$516	$(182)	$334

The amount of gain (loss) recognized in the statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Realized gain (loss) on commodity derivatives	(826)	38	(1,415)	18
Unrealized gain (loss) on commodity derivatives	$(179)	$502	$652	$368
Total gain (loss)	$(1,005)	$540	$(763)	$386

8.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosure, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The Company's non-recurring fair value measurements include asset retirement obligations, please refer to Note 5—Asset Retirement Obligations, and for the purchase price allocations for the fair value of assets and liabilities acquired through business combinations, please refer to Note 3—Acquisitions.

The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities using level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company's credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

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

The following table presents the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of  May 31, 2014 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at May 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Commodity derivative	$-	$-	$-	$-

Financial Liabilities:
Commodity derivative	$-	$1,996	$-	$1,996

Commodity Derivative Instruments
The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company's own credit rating. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At May 31, 2014, derivative instruments utilized by the Company consist of both "no premium" collars and swaps. The crude oil and natural gas derivative markets are highly active. Although the Company's derivative instruments are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as level 2.

Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and credit facility borrowings. The carrying values of cash and cash equivalents and accounts receivable, accounts payable are representative of their fair values due to their short-term maturities.  The carrying amount of the Company's credit facility approximated fair value as it bears interest at variable rates over the term of the loan.

9.	Interest Expense

The components of interest expense recorded for the three and nine months ended May 31, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Revolving credit facility	$252	$381	$749	$756
Amortization of debt issuance costs	118	40	312	110
Less, interest capitalized	(370)	(327)	(1,061)	(772)
Interest expense, net	$-	$94	$-	$94

10.	Shareholders' Equity

The Company's classes of stock are summarized as follows:

	As of May 31,	As August 31,
	2014	2013
Preferred stock, shares authorized	10,000,000	10,000,000
Preferred stock, par value	$0.01	$0.01
Preferred stock, shares issued and outstanding	nil	nil
Common stock, shares authorized	200,000,000	100,000,000
Common stock, par value	$0.001	$0.001
Common stock, shares issued and outstanding	77,554,337	70,587,723

Preferred Stock may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common stock issued for acquisition of mineral interests

During the nine months ended May 31, 2014, the Company issued common shares in exchange for mineral property interests.  The value of each transaction was determined using the market price of the Company's common stock on the date of each transaction.

For the Nine Months Ended May 31, 2014
Number of common shares issued for mineral property leases	378,527
Number of common shares issued for acquisitions	851,857
Total common shares issued	1,230,384

Average price per common share	$9.09
Aggregate value of shares issued (in thousands)	$11,185

The following table summarizes information about the Company's issued and outstanding common stock warrants as of May 31, 2014:

Exercise Price	Description	Number of Warrants	Remaining Contractual Life (in years)	Exercise Price times Number of Warrants (in thousands)
$6.00	Series C	2,969,056	0.6	$17,814

The following table summarizes activity for common stock warrants for the nine month period ended May 31, 2014:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2013	8,666,802	$5.92
Granted	-	$-
Exercised	(5,697,746)	$5.86
Expired	-	$-
Outstanding, May 31, 2014	2,969,056	$6.00

11.	Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity based compensation in the form of stock options, restricted stock grants, and warrants.  The Company records an expense related to equity compensation by pro-rating the estimated fair value of each grant over the period of time that the recipient is required to provide services to the Company (the "vesting phase").  The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company's common stock.  Indirect valuations are calculated using the Black-Scholes-Merton option pricing model.

The amount of stock based compensation expense recorded for the three and nine months ended May 31, 2014 and 2013 is shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Stock options	$445	$392	$1,312	$671
Stock grants	257	219	257	277
Investor relations warrants	-	-	-	46
	$702	$611	$1,569	$994

For the periods presented, all stock based compensation expense was classified as a component within General and Administrative expenses on the Statements of Operations.

During the three and nine months ended May 31, 2014 and 2013, the Company granted the following employee stock options:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Number of options to purchase common shares	90,000	535,000	353,000	890,000
Weighted average exercise price	$10.51	$6.68	$9.92	$5.82
Term (in years)	10.0	10.0	10.0	10.0
Vesting Period (in years)	5	5	5	5
Fair Value (in thousands)	$633	$2,371	$2,362	$3,482

The assumptions used in valuing stock options granted during each of the nine months presented were as follows:

	Nine Months Ended
	May 31, 2014	May 31, 2013
Expected Term	6.5 years	6.4 years
Expected Volatility	73%	78.7%
Risk free rate	1.97% -2.02%	1.06%
Expected dividend yield	0.00%	0.00%
Forfeiture rate	0.00%	0.00%

The following table summarizes activity for stock options for the nine months ended May 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2013	1,820,000	$4.88
Granted	353,000	$9.92
Exercised	(46,000)	$3.58
Outstanding, May 31, 2014	2,127,000	$5.74

The following table summarizes information about issued and outstanding stock options as of May 31, 2014:

	Outstanding Options	Vested Options
Number of shares	2,127,000	696,000
Weighted average remaining contractual life	8.2 years	7.4 years
Weighted average exercise price	$5.74	$4.47
Aggregate intrinsic value (in thousands)	$12,758	$5,063

The estimated unrecognized compensation cost from unvested stock options as of May 31, 2014, which will be recognized ratably over the remaining vesting phase, is as follows:

Unvested Options at May 31, 2014
Unrecognized compensation expense (in thousands)	$ 5,391
Remaining vesting phase	3.5 years

12.	Commitments and Contingencies

From time to time, the Company receives notice from other operators of their intent to drill and operate a well in which the Company will own a working interest.  The Company has the option to participate in the well and assume the obligation for its pro-rata share of the costs.  As of May 31, 2014 the Company was participating in 28 horizontal wells that were in various stages of drilling or completion.  Costs accrued for these 28 wells in progress totaled approximately $8.5 million.

Effective December 18, 2013, the Company amended its turn-key drilling contract with Ensign United States Drilling, Inc. (Ensign).  Under the contract, the Company secured the use of one automated drilling rig for one year.  Drilling operations under the contract commenced in early January 2014.  In February 2014 the Company further revised its arrangements with Ensign to secure the use of Rig 134 to drill the Eberle prospect.  The Company now expects to use both Rig 131 and Rig 134 for the remainder of the calendar year.  In addition, the Company may contract for a third rig if conditions are favorable.  Total payments due to Ensign will depend upon a number of variables, including the number of wells drilled, the depth of wells drilled, the target formation, and other technical details.  The Company estimates that during the remaining seven months ending December 31, 2014, the rigs will drill up to 28 horizontal wells with total drilling costs ranging from $25 million to $30 million.

13.	Related Party Transaction

The Company leases office space and an equipment yard from HS Land & Cattle, LLC ("HSLC") in Platteville, Colorado.  HSLC is controlled by two of the Company's executive officers.    Effective July 1, 2013, the monthly rent was increased to $15,000 from $10,000 to include additional areas leased by the Company, including a field operations office.  The twelve month lease arrangement with HSLC is renewable annually on July 1.   The following table summarizes the lease payments made to directors or their affiliates for the three and nine months ended May 31, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Lease payments	$45	$30	$135	$90

Effective January 1, 2012, the Company commenced processing revenue distribution payments to all persons that own a mineral interest in wells that it operates.  Payments to mineral interest owners included payments to entities controlled by three of the Company's directors, Ed Holloway, William Scaff Jr, and George Seward.  The following table summarizes the royalty payments made to directors or their affiliates for the three and nine months ended May 31, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Total Royalty Payments	$58	$30	$191	$106

14.	Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the nine months ended May 31, 2014 and 2013 (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2014	2013
Supplemental cash flow information:
Interest paid	$750	$756
Income taxes paid	-	-

Non-cash investing and financing activities:
Well costs payable	$47,489	$6,625
Assets acquired in exchange for common stock	11,185	16,594
Asset retirement costs and obligations	1,367	1,562

15.	Subsequent Events

On June 4, 2014, the Company entered into the Fourth Amendment to its Credit Agreement.  Among other revisions, the Fourth Amendment increased the borrowing base to $110 million and revised the requirements to comply with certain financial ratios.  See Note 6.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction
The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of May 31, 2014, and our results of operations for the three and nine months and ended May 31, 2014 and 2013. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in our Form 10-K for the fiscal year ended August 31, 2013.

Overview
We are a growth-oriented independent oil and gas company engaged in the acquisition, development, and production of crude oil and natural gas in and around the Denver-Julesburg Basin ("D-J Basin").  The D-J Basin generally extends from the Denver metropolitan area throughout northeast Colorado into Wyoming, Nebraska, and Kansas.  It contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, Sussex, J-Sand, and D-Sand.  The area known as the Wattenberg Field covers the western flank of the D-J Basin, particularly in Weld County.  The area has produced oil and gas for over fifty years and has a history as one of the most prolific production areas in the country.  Substantially all of our producing wells are either in or adjacent to the Wattenberg Field.

In addition to the approximately 27,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold significant undeveloped acreage positions in (i) an area directly to the north and east of the Wattenberg Field that is considered the northern extension area, (ii) in an area around Yuma County that produces dry gas, and (iii) in western Nebraska.  While we do not expect to devote significant resources to the exploration and development of our holdings outside of the Wattenberg Field in the near future, we've begun an analysis of data obtained from a test well that was drilled in the northern extension area and continue to investigate developments in western Nebraska.

Since commencing active operations in September 2008, we have undergone significant growth.  Our growth was primarily driven by (i) our activities as an operator where we drill and complete productive oil and gas wells; (ii) our participation as a part owner in wells drilled by other operating companies; and (iii) our acquisition of producing oil wells from other individuals or companies.  As disclosed in the following table, as of May 31, 2014, we have completed, acquired, or participated in 388 gross (278 net) successful oil and gas wells.

	PRODUCTIVE WELLS
	OPERATED WELLS		NON-OPERATED WELLS
	Completed		Participated		Acquired		Total
Years ended:	Gross	Net	Gross	Net	Gross	Net	Gross	Net

August 31, 2009	-	-	2	1	-	-	2	1
August 31, 2010	36	29	-	-	-	-	36	29
August 31, 2011	20	19	11	3	72	51	103	73
August 31, 2012	51	48	13	4	4	4	68	56
August 31, 2013	32	31	21	6	36	34	89	71
May 31, 2014 (YTD)	11	10	18	3	61	35	90	48

Total	150	137	65	17	173	124	388	278

Early development efforts were focused on drilling vertical wells into the Niobrara, Codell, and J-Sand formations.  In May 2013 development efforts were shifted to horizontal wells.  Horizontal wells are significantly more expensive and take longer to drill and complete than vertical wells, but ultimately yield a greater return.  We substantially completed five Renfroe wells during 2013 and they commenced production during September 2013.  During the nine months ended May 31, 2014, we commenced production from eleven wells at the Leffler and Phelps prospects.  During June 2014, six wells at the Union prospect commenced production.  During the remainder of 2014 we expect to complete ten wells at the Eberle and Kelly Farms prospects.

In addition to the 388 wells that had reached productive status as of May 31, 2014, we were the operator of 13 horizontal wells in progress, including wells on the Union and Eberle prospects. We were participating as a non-operator in 28 gross (two net) horizontal wells that were in various stages of the drilling or completion process.  Wells in progress represent wells during the period of time when they are being drilled or completed.  Generally, horizontal wells on a six well pad are expected to require 120 to 150 days to drill, complete and connect to the gathering system.  All of the wells in progress at May 31, 2014, are expected to commence production during the next six months.

As of May 31, 2014 we:

•	were the operator of 16 horizontal wells that were producing oil and gas and we were participating as a non-operating working interest owner in 29 horizontal producing wells;
•	were the operator of 271 vertical wells that were producing oil and gas and we were participating as a non-operating working interest owner in 65 vertical producing wells;
•	were the operator of 13 wells in progress and we were participating as a non-operating working interest owner in 28 wells in progress:
•	held approximately 436,000 gross acres and 297,000 net acres under lease;
•	had estimated proved reserves of 10.8 million barrels ("Bbls") of oil and 65.1 billion cubic feet ("Bcf") of gas;
Strategy
Our basic strategy for continued growth includes additional drilling activities and acquisition of existing wells in well-defined areas that provide significant cash flow and rapid return on investment.  We attempt to maximize our return on assets by drilling in low risk areas and by operating wells in which we have a majority net revenue interest.  Our drilling efforts are focused on the Wattenberg Field as it yields consistent results.  During 2013, we transitioned the focus of our efforts from vertical wells to horizontal wells.  Our plans for 2014 contemplate drilling or participating in 30 net horizontal wells.  Our plans for 2015 contemplate drilling or participating in 41 to 48 net horizontal wells.

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

Significant Developments
For the last year, we worked on the transition to horizontal drilling for wells which we operate.  Previously, we focused our operational efforts on drilling vertical wells.  Drilling operations began at the Renfroe site during May 2013 and all wells began production during September 2013.  Drilling and completion costs averaged $3.6 million per well.

Subsequent to drilling the Renfroe wells, we focused our drilling and completion efforts on the Leffler prospect.  The well pad location for Leffler is approximately 1.5 miles from the Renfroe location.  Six wells were drilled and completed on the Leffler pad, at an average cost of $3.6 million per well.  Early production at Leffler was delayed by operational issues at the Eaton gas processing plant that purchases gas produced by these wells.

After drilling the Leffler, the rig moved to the Phelps prospect, where it drilled six wells.  The rig was released in March.  We completed five of the wells and commenced production in May.  Completion of the sixth well was delayed to repair damaged casing.  First production is scheduled for fiscal 2015.

Based upon our initial success with horizontal drilling at the Renfroe and Leffler prospects, we negotiated another drilling contract with Ensign United States Drilling, Inc. ("Ensign"), to use one automated drilling rig (Rig #131) for one year, commencing in January, 2014.  We expect Rig #131 to drill up to 24 horizontal wells for us during calendar year 2014.  It commenced drilling wells on the Union prospect in January and, after drilling six Union wells, moved to the Kelly Farms prospect to drill four wells.  We expect to complete the Kelly Farms wells during July 2014 and first production is scheduled for August 2014.

In February, we contracted with Ensign for use of Rig #134 for drilling the Eberle prospect.  The first of six wells was spud on March 22 and we plan to finish drilling the last well in July.  First production from the Eberle wells is expected in late August.

During the third quarter, production from both our operated and non-operated horizontal wells averaged 2,173 BOE per day, or 53% of total production.  For the fiscal year-to-date, horizontal production averaged 1,900 BOE per day, or 51% of total production.

We agreed to continue using Rig 134 for the remainder of calendar year 2014.  During the seven months ending December 31, 2014, the rig is expected to drill up to 14 wells.

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

In separate transactions with persons who owned 75% of the disposal well, we acquired their interests in the disposal well.  Consideration paid for the 75% interest approximated $3.9 million.

Based upon the initial evaluation of the assets acquired, substantially all of the purchase consideration will be allocated to oil and gas properties. Revenues and expenses from the acquired properties were consolidated with our operations commencing on the closing dates in November.

We continue to improve our borrowing arrangement with a bank syndicate led by Community Banks of Colorado.  In December 2013, the arrangement was modified to increase the maximum lending commitment to $300 million from $150 million, to increase the borrowing base to $90 million, and to increase the number of banks involved in the borrowing arrangement.  In June 2014 the arrangement was further modified to increase the borrowing base to $110 million, to adjust the financial ratio compliance requirements, and to extend the maturity date to May 2019.

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

Market Conditions
Market prices for our products significantly impact our revenues, net income, and cash flow.  The market prices for crude oil and natural gas are inherently volatile.  To provide historical perspective, the following table presents the average annual New York Mercantile Exchange ("NYMEX") prices for oil and natural gas for each of the last five calendar years.

	2013	2012	2011	2010	2009
Average NYMEX prices
Oil (per bbl)	$97.98	$94.05	$94.88	$79.48	$61.95
Natural Gas (per mcf)	$3.73	$2.75	$4.00	$4.37	$3.94

For the various periods presented in this report, the following table presents the average NYMEX price as well as the differential between the NYMEX prices and the wellhead prices realized by us.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Oil (NYMEX WTI)	2014	2013	2014	2013
Average NYMEX Price	$101.44	$93.27	$99.79	$92.06
Realized Price	$90.91	$83.98	$90.13	$83.25
Differential	$(10.53)	$(9.29)	$(9.66)	$(8.81)

Gas (NYMEX Henry Hub)
Average NYMEX Price	$4.71	$4.01	$4.45	$3.53
Realized Price	$5.15	$4.76	$5.34	$4.62
Differential	$0.44	$0.75	$0.89	$1.09

Market conditions in the Wattenberg Field require us to sell oil at prices less than the prices posted by the NYMEX.  The negative differential has increased during the last year and averaged $10.53 during the quarter ended May 31, 2014.  Conversely, we are able to sell gas at prices greater than the posted prices, primarily because prices we receive include payment for the natural gas liquids produced with the gas.

RESULTS OF OPERATIONS

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended May 31, 2014, compared to the three months ended May 31, 2013

For the three months ended May 31, 2014, we reported net income of $7.2 million compared to $3.6 million during the three months ended May 31, 2013.  Earnings per basic and diluted share were $0.09 for the three months ended May 31, 2014 compared to $0.07 per basic and $0.06 per diluted share for the three months ended May 31, 2013.  Significant differences between the two quarters include the rapid growth in reserves, producing wells, and daily production totals.  The impact of changing prices on our commodity hedge position also was significant to the comparison between periods.

Oil and Gas Production and Revenues – For the three months ended May 31, 2014 we recorded total oil and gas revenues of $25.7 million compared to $12.3 million for the three months ended May 31, 2013, an increase of $13.4 million or 108%.  Our growth in revenue was the primarily the result of an increase in our production volume of 83% during the intervening period.

Our revenues are also sensitive to changes in commodity prices.  As shown in the following table, average realized prices have increased by 8% for oil and natural gas.  The following table presents actual realized prices, without the effect of hedge transactions.  The impact of hedge transactions is presented later in this discussion.

Key production information is summarized in the following table:

	Three Months Ended
	May 31,	May 31,
	2014	2013	Change
Production:
Oil (Bbls)	232,571	115,225	102%
Gas (McF)	879,062	553,909	59%
BOE	379,081	207,543	83%

Revenues (in thousands):
Oil	$21,143	$9,677	118%
Gas	4,529	2,637	72%
Total	$25,672	$12,314	108%

Average sales price:
Oil	$90.91	$83.98	8%
Gas	$5.15	$4.76	8%
BOE	$67.72	$59.33	14%

 "Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  "Mcf" refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Net oil and gas production for the three months ended May 31, 2014 was 379,081 BOE, or 4,120 BOE per day. For the three months ended May 31, 2013, production averaged 2,256 BOE per day, a year over year increase of 83%.  As a further comparison, average BOE production was 3,917 per day during the quarter ended February 28, 2014, a quarter over quarter increase of 5%.  The significant increases in production from the comparable prior periods reflect the additional wells that began production over the past three months, including production from five horizontal wells at the Phelps prospect.

Lease Operating Expenses ("LOE") and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows (in thousands):

	Three Months Ended
	May 31,	May 31,
	2014	2013
Production Costs	$2,252	$993
Work-Over	51	55
Lifting cost	2,303	1,048
Severance and ad valorem taxes	2,376	1,067
Total LOE	$4,679	$2,115

Per BOE:
Production costs	$5.94	$4.78
Work-Over	0.13	0.27
Lifting cost	6.07	5.05
Severance and ad valorem taxes	6.27	5.14
Total LOE	$12.34	$10.19

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 9% for the three months ended May 31, 2014 and 9% for the three months ended May 31, 2013.

On a BOE basis, production costs increased approximately 24% for the quarter ended May 31, 2014 compared to the quarter ended May 31, 2013.  We continue to work diligently to mitigate production difficulties within the Wattenberg Field.  Additional wellhead compression has been added at some well locations and older equipment has been replaced or refurbished.  During the quarter, we incurred some additional costs related to the integration of the newly acquired producing properties.  In particular, the acquisition of the disposal well added about $0.50 to our average cost per BOE, as the disposal well has a slightly different cost profile than our other wells.  As expected, horizontal wells are more costly to operate than vertical wells, especially during the early stages of production.  Finally, costs incurred to comply with new environmental regulations are significant.

Depreciation, Depletion, and Amortization ("DDA") – DDA expense is summarized in the following table (in thousands):
	Three Months Ended
	May 31,	May 31,
	2014	2013
Depletion	$7,569	$3,744
Depreciation and amortization	227	76
Total DDA	$7,796	$3,820

DDA expense per BOE	$20.57	$18.41

For the three months ended May 31, 2014, depletion of oil and gas properties was $20.57 per BOE compared to $18.41 for the three months ended May 31, 2013.  The increase in the DD&A rate was the result of an increase in both the ratio of reserves produced and the total costs capitalized in the full cost pool.  Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the depletion rate is determined by calculating the ratio of quantity produced during the quarter to the estimated total reserve quantity.  For the three months ended May 31, 2014, production represented 1.7% of the reserve base compared to 1.5% for the three months ended May 31, 2013.  A contributing factor to the change in the ratio was the inclusion of additional horizontal wells in the calculation. Consistent with the expected decline curve for wells targeting the Niobrara and Codell formations, we expect horizontal wells to exhibit robust production during the first few weeks, decline rapidly over the first six months, and eventually stabilize over an expected life in excess of 30 years.  However, the initial reserve estimates for horizontal wells have not incorporated all of the reserves that may ultimately be recovered.  The intial reserves estimated for horizontal development prospects have been prepared using 160 acre spacing, compared to 20 acre spacing for vertical well development.  The larger spacing units reduce the Expected Ultimate Recovery ("EUR") of oil and gas in place.  As more experience is gained with the development of horizontal sections, we believe that spacing units will decrease, effectively increasing the EUR for each section.

In addition to a change in the ratio of production to EUR, our DD&A rate was affected by the increasing costs of mineral leases, included as proven properties, and the costs associated with the acquisition of producing properties.  Leasing costs in the D-J Basin continue to increase with the success of horizontal development.  For acquisition of producing properties, substantially all of the costs are allocated to proved reserves and included in the full cost pool.  The allocation of the purchase price related to the November 2013 acquisitions of Trilogy Resources, LLC and Apollo Operating, LLC was at a higher cost per BOE than our historical cost of acquiring leaseholds and developing our properties.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  Both of these acquisitions include areas that have the potential for future development.  Successful development of these areas that increased proved reserves would have the impact of reducing cost per BOE.

General and Administrative ("G&A") –The following table summarizes general and administration expenses incurred and capitalized during the periods presented (in thousands):

	Three Months Ended
	May 31,	May 31,
	2014	2013
G&A costs incurred	$2,238	$1,703
Capitalized costs	(300)	(189)
Totals	$1,938	$1,514

G&A Expense per BOE	$5.11	$7.29

General and administrative includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 26 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.

Although G&A costs have increased as we grow our business, we strive to maintain an efficient overhead structure.  For the quarter ended May 31, 2014, G&A was $5.11 per BOE compared to $7.29 for the quarter ended May 31, 2013.

Our G&A expense for the quarter ended May 31, 2014 includes share based compensation of $0.7 million compared to $0.6 million for the quarter ended May 31, 2013.  Share based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

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

Commodity derivative gains (losses) – As more fully described in paragraphs titled "Oil and Gas Commodity Contracts" and "Hedge Activity Accounting" located in the Liquidity and Capital Resources section of this report, we use commodity contracts to mitigate the risks inherent in the price volatility of oil.  For the quarter ended May 31, 2014, we realized a cash settlement loss of $826,000 related to contracts that settled during the quarter.  For the quarter ended May 31, 2013, we realized a gain of $38,000.

In addition, we recorded an unrealized loss of $179,000 to recognize the mark-to-market change in fair value of our futures contracts as of May 31, 2014.  Unrealized gains and losses are non-cash items.  In comparison, the unrealized gain reported for the quarter ended May 31, 2013, was $502,000.

Income taxes – We reported income tax expense of $3.0 million for the three months ended May 31, 2014, calculated at an effective tax rate of 30%.  During the comparable prior year period, we reported income tax expense of $1.7 million, calculated at an effective tax rate of 32%.  For both periods, it appears that the tax liability will be deferred into future years.  We were not required to remit any material federal or state income tax payments during 2013, and we do not anticipate doing so during 2014.

During fiscal year 2014, we estimate that the effective tax rate will be reduced from the federal and state statutory rate by the impact of deductions for percentage depletion.

For tax purposes, we have a net operating loss ("NOL") carryover in excess of $41 million, which is available to offset future taxable income.  The NOL will begin to expire, if not used, in 2031.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2014 and 2013, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and have therefore included it in our inventory of deferred tax assets.

For the nine months ended May 31, 2014, compared to the nine months ended May 31, 2013

For the nine months ended May 31, 2014, we reported net income of $18.4 million compared to net income of $8.6 million for the nine months ended May 31, 2013.  Earnings per basic and diluted share were $0.24 for the nine months ended May 31, 2014, compared to $0.16 per basic and $0.15 per diluted share for the nine months ended May 31, 2013.  Significant differences between the two periods include the rapid growth in reserves, producing wells, and daily production totals.  The impact of changing prices on our commodity hedge position also was significant to the comparison between periods.

Oil and Gas Production and Revenues – For the nine months ended May 31, 2014 we recorded total oil and gas revenues of $67.9 million compared to $31.5 million for the nine months ended May 31, 2013, an increase of $36.4 million or 115%.  Our growth in revenue was the result of an increase in our production volume of 88% over the comparative period, and an increase in our average selling price per BOE of 15%.

Our revenues are sensitive to changes in commodity prices.  As shown in the following table, there has been an increase of 15% in average realized prices between the two periods.  The following table presents actual realized prices, without the effect of hedge transactions.  The impact of hedge transactions is presented later in this discussion.

Key production information is summarized in the following table:

	Nine Months Ended
	May 31,	May 31,
	2014	2013	Change
Production:
Oil (Bbls)	605,471	296,220	104%
Gas (McF)	2,508,311	1,489,624	68%
BOE	1,023,523	544,490	88%

Revenues (in thousands)
Oil	$54,569	$24,662	121%
Gas	13,397	6,887	95%
Total	$67,966	$31,549	115%

Average sales price:
Oil	$90.13	$83.25	8%
Gas	$5.34	$4.62	16%
BOE	$66.40	$57.94	15%

Bbl" refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.  "Mcf" refers to one thousand cubic feet.  A BOE (i.e. barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Lease Operating Expenses ("LOE") and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2014	2013
Production Costs	$5,252	$2,153
Work-Over	130	199
Lifting cost	5,382	2,352
Severance and ad valorem taxes	6,647	2,975
Total LOE	$12,029	$5,327

Per BOE:
Production costs	$5.13	$3.95
Work-Over	0.13	0.37
Lifting cost	5.26	4.32
Severance and ad valorem taxes	6.49	5.46
Total LOE	$11.75	$9.78

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production, and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percent of revenues, taxes averaged 10% for the nine months ended May 31, 2014 and 9% for the nine months ended May 31, 2013.

On a BOE basis, production costs increased approximately 30% for the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013.  We continue to work diligently to mitigate production difficulties within the Wattenberg Field.  Additional wellhead compression has been added at some well locations and older equipment has been replaced or refurbished.  During the period, we incurred some additional costs related to the integration of the newly acquired producing properties.  In particular, the acquisition of the disposal well added to our average cost per BOE, as the disposal well has a slightly different cost profile than our other wells.  As expected, horizontal wells are more costly to operate than vertical wells, especially during the early stages of production.  Finally, costs incurred to comply with new environmental regulations are significant.

Depreciation, Depletion, and Amortization ("DDA") – DDA expense is summarized in the following table:

	Nine Months Ended
	(in thousands)
	May 31,	May 31,
	2014	2013
Depletion	$20,550	$9,123
Depreciation and amortization	556	193
Total DDA	$21,106	$9,316

DDA expense per BOE	$20.62	$17.11

For the nine months ended May 31, 2014, depletion of oil and gas properties was $20.62 per BOE compared to $17.11 for the nine months ended May 31, 2013.  The increase in the DD&A rate was the result of an increase in both the ratio of reserves produced and the total costs capitalized in the full cost pool.  Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the depletion rate is determined by calculating the ratio of quantity produced during the quarter to the estimated total reserve quantity.  For the nine months ended May 31, 2014, production represented 5.7% of the reserve base compared to 4.4% for the nine months ended May 31, 2013.  A contributing factor to the change in the ratio was the inclusion of additional horizontal wells in the calculation. Consistent with the expected decline curve for wells targeting the Niobrara and Codell formations, we expect horizontal wells to exhibit robust production during the first few weeks, decline rapidly over the first six months, and eventually stabilize over an expected life in excess of 30 years.  However, the initial reserve estimates for horizontal wells have not incorporated all of the reserves that may ultimately be recovered.  The intial reserves estimated for horizontal development prospects have been prepared using 160 acre spacing, compared to 20 acre spacing for vertical well development.  The larger spacing units reduce the Expected Ultimate Recovery ("EUR") of oil and gas in place.  As more experience is gained with the development of horizontal sections, we believe that spacing units will decrease, effectively increasing the EUR for each section.

In addition to a change in the ratio of production to EUR, our DD&A rate was affected by the increasing costs of mineral leases, included as proven properties, and the costs associated with the acquisition of producing properties.  Leasing costs in the D-J Basin continue to increase with the success of horizontal development.  For acquisitions of producing properties, substantially all of the costs are allocated to proved reserves and included in the full cost pool.  The allocation of the purchase price related to the November 2013 acquisitions of Trilogy Resources, LLC and Apollo Operating, LLC was at a higher cost per BOE than our historical cost of acquiring leaseholds and developing our properties.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  Both of these acquisitions include areas that have the potential for future development.  Successful development of these areas that increased proved reserves would have the impact of reducing cost per BOE.

General and Administrative ("G&A") –The following table summarizes general and administration expenses incurred and capitalized during the periods presented:

	Nine Months Ended
	May 31,	May 31,
(in thousands)	2014	2013
G&A costs incurred	$7,797	$4,428
Capitalized costs	(921)	(415)
Totals	$6,876	$4,013

G&A Expense per BOE	$6.72	$7.37

General and administrative includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 26 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.

Although G&A costs have increased as we grow our business, we strive to maintain an efficient overhead structure.  For the nine months ended May 31, 2014, G&A was $6.72 per BOE compared to $7.37 for the nine months ended May 31, 2013.

Our G&A expense for the nine months ended May 31, 2014 includes share based compensation of $1.6 million compared to $1.0 million for the nine months ended May 31, 2013.  Share based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

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

Commodity derivative gains (losses) – As more fully described in paragraphs titled "Oil and Gas Commodity Contracts" and "Hedge Activity Accounting" located in the Liquidity and Capital Resources section of this report, we use commodity contracts to mitigate the risks inherent in the price volatility of oil.  For the nine months ended May 31, 2014, we realized a cash settlement loss of $1.4 million related to contracts that settled during the period.  For the nine months ended May 31, 2013, we realized a gain of $18,000.

In addition, we recorded an unrealized gain of $652,000 to recognize the mark-to-market change in fair value of our futures contracts for the nine months ended May 31, 2014.  Unrealized gains and losses are non-cash items.  In comparison, the unrealized gain reported for the nine months ended May 31, 2013, was $368,000.

Income taxes – We reported income tax expense of $8.8 million for the nine months ended May 31, 2014, calculated at an effective tax rate of 32%.  During the comparable prior year period, we reported income tax expense of $4.6 million, calculated at an effective tax rate of 35%.  For both periods, it appears that the tax liability will be deferred into future years.  We were not required to remit any material federal or state income tax payments during 2013, and we do not anticipate doing so during 2014.

During fiscal year 2014, we estimate that the effective tax rate will be reduced from the federal and state statutory rate by the impact of deductions for percentage depletion.

For tax purposes, we have a net operating loss ("NOL") carryover in excess of $41 million, which is available to offset future taxable income.  The NOL will begin to expire, if not used, in 2031.

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2014 and 2013, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carry-forward, and have therefore included it in our inventory of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses
Our sources and (uses) of funds for the nine months ended May 31, 2014, and 2013 are summarized below (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2014	2013
Cash provided by operations	$46,745	$28,243
Acquisition of oil and gas properties and equipment	(112,155)	(70,269)
Net proceeds from sales of oil and gas properties	704	-
Proceeds from short-term investments	60,018	-
Equity financing activities	33,204	467
Net borrowings	-	41,486
Net change in cash and cash equivalents	$28,516	$(73)

Net cash provided by operating activities was $46.7 million and $28.2 million for the nine months ended May 31, 2014 and 2013, respectively.  Other sources of cash included proceeds from the sale of two producing vertical wells and the redemption of short term investments.  Holders of the Series C warrants exercised warrants to purchase 5,563,166 shares of common stock and we received $33.4 million in exercise proceeds.

Credit Arrangements
We currently maintain a revolving credit facility that provides for maximum borrowings of $300 million, subject to a borrowing base limitation.  On June 4, 2014, the terms of the arrangement were amended to reflect the borrowing base redetermination based upon the February 28, 2014 reserve report.  As of June 4, 2014, the borrowing base limit was increased to $110 million and there were borrowings of $37 million outstanding.  Community Banks of Colorado serves as the administrative agent for the six banks participating in the facility.  The facility has an amended maturity date of May 29, 2019.

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

The facility is primarily collateralized by our oil and gas assets.  The agreement imposes limitations on us, and requires lender approval for certain actions, such as the payment of cash dividends.  Certain covenants, customary to this type of facility, require us to maintain certain financial ratios.  We are in compliance with all covenants at May 31, 2014.

Reconciliation of Cash Payments to Capital Expenditures
The cash flow statement reports actual cash expenditures for capital expenditures using a strict cash flow basis, which differs from the "all-inclusive" basis used to calculate other amounts reported in our financial statements.  Specifically, cash payments for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.  On the "all-inclusive" basis, capital expenditures totaled $146.5 million and $89.3 million for the nine months ended May 31, 2014 and 2013, respectively, compared to cash payments of $112.2 million and $70.3 million, respectively.  A reconciliation of the differences is summarized in the following table (in thousands):

	Nine Months Ended
	May 31,	May 31,
	2014	2013
Cash payments for capital expenditures	$112,155	$70,269
Accrued costs, beginning of period	(25,491)	(5,733)
Accrued costs, end of period	47,489	6,625
Non-cash acquisitions, common stock	11,185	16,594
Other	1,117	1,562
All inclusive capital expenditures	$146,455	$89,317

Capital Expenditures
During the nine months ended May 31, 2014, we engaged in drilling or completion activities on 24 horizontal wells that we will operate, including six wells on each of the Leffler, Phelps, and Union prospects,  five wells on the Eberle prospect, and one well on the Kelly Farm prospect.  During the fourth quarter, we expect to drill one more well at the Eberle prospect (yielding a total of six wells) and three more wells at the Kelly Farms prospect (yielding a total of four wells).  Both the Leffler prospect and the Phelps prospect commenced production prior to May 31, 2014, and wells at the Union prospect commenced production in June.  We anticipate initial production from Kelly Farms and Eberle during our fourth quarter.  Through May 31, 2014, we had expended $78.9 million on operated horizontal wells.  We participated in drilling and completion activities on 2.4 net non-operated wells at a cost of $10.0 million.  We also drilled a test well at the Buffalo Run prospect to examine the potential for production from the Niobrara, Codell, Greenhorn, and D-Sand formation.  Core samples from the test well are currently being analyzed.  In addition, we invested $39.0 million in the acquisition of mineral assets from Trilogy Resources LLC and Apollo Operating LLC, including approximately $8.3 million paid in the form of common stock.  Other expenditures included $18.3 million for the acquisition of lands, leases, and other mineral assets, including $2.8 million paid in the form of common stock.

Capital Requirements
Our primary need for cash will be to fund our drilling and acquisition programs for the remainder of the fiscal year ending August 31, 2014, and for the fiscal year ending August 31, 2015.  Our cash requirements have increased significantly as we implement our horizontal drilling program.  Each horizontal well is estimated to cost between $3.75 million and $4.5 million, depending on the length of the lateral wellbore, the number of stages, and other variables.  In comparison, the cost of a vertical well approximated $0.7 million.  Under our most recent forecast for the 2014 capital budget, we estimate capital expenditures of approximately $185 million, consisting of drilling and completion costs for wells which we operate, our pro-rata share of the costs on wells drilled by other operators, and the costs of acquiring properties.  We expect to drill and complete 25 net horizontal wells at a net cost of $99 million and to participate in 5 net non-operated horizontal wells at a net cost of $22.5 million.  The acquisition of producing properties has increased to $39 million, as it includes a disposal well that was not in the original plan.  Leasing activities, including the acquisition of surface real estate that was not originally planned, will cost approximately $21.3 million.  Approximately $11.1 million of our expenditures have been for stock instead of cash, and are included in the revised forecast.

Our preliminary capital expenditure plan for fiscal 2015 provides for spending of $200 million to $225 million for drilling and leasing activities.  We are planning to drill 35 to 40 operated wells with costs ranging from $3.6 million to $4.2 million and to participate in  six to eight (net) non-operated wells at a per well cost of $4.5 million to $5.0 million.  Finally, leasing and other activities are planned at $10 million to $15 million.  Our capital expenditure estimate is subject to adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

We plan to generate profits by producing oil and natural gas from wells that we drill or acquire.  For the near term, we believe that we have sufficient liquidity to fund our needs.  However, to meet all of our long-term goals, we may need to raise some of the funds required to drill new wells through the sale of our securities, from our revolving credit facility or from third parties willing to pay our share of drilling and completing the wells.  We may not be successful in raising the capital needed to drill or acquire oil or gas wells.  Any wells which may be drilled by us may not produce oil or gas in commercial quantities.

For the remainder of 2014 and for the fiscal year ending August 31, 2015, we believe that available capital resources, including cash on hand plus cash flow from operations plus proceeds from the exercise of warrants, plus additional borrowings available under our revolving line of credit facility will be sufficient to meet our liquidity needs during the fiscal year.

Oil and Gas Commodity Contracts
We use derivative contracts to hedge against the variability in cash flows created by short term price fluctuations associated with the sale of future oil and gas production.  Our hedge positions will generally cover a substantial portion of our forecasted production for a period of 24 months.  We typically enter into contracts covering between 45% and 80% of anticipated production levels.  As of May 31, 2014, our derivative contracts covered future crude oil sales of 512,000 bbls and future natural gas sales of 1,754,000 mcf.  We do not use derivative instruments for trading purposes.

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

During the quarter ended May 31, 2014, we reported an unrealized commodity activity loss of $0.2 million.  Unrealized gains and losses are non-cash items.  We also reported a realized loss of $0.8 million, representing the cash settlement cost for contracts settled during the period.

At May 31, 2014, we estimated that the fair value of our various commodity derivative contracts was a net liability of $2.0 million.  We value these contracts using fair value methodology that considers various inputs including a) quoted forecast prices, b) time value, c) volatility factors, d) counterparty risk, and e) other relevant factors.  The fair value of these contracts as estimated at May 31, 2014 may differ significantly from the realized values at their respective settlement dates.

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

The following table presents a reconciliation of our non-GAAP financial measure to its nearest GAAP measure (in thousands).

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Adjusted EBITDA:
Net income	$7,160	$3,615	$18,421	$8,585
Depreciation, depletion and amortization	7,796	3,820	21,106	9,316
Income tax expense	3,116	1,701	8,841	4,620
Stock based compensation	702	611	1,569	994
Change in fair value - derivatives	179	(502)	(652)	(368)
Interest expense	-	94	-	94
Interest income	(22)	(5)	(70)	(20)
Adjusted EBITDA	$18,931	$9,334	$49,215	$23,221

TREND AND OUTLOOK

In early September, 2013, Northern Colorado experienced flooding that covered a wide area and caused extensive damage.  Significant damage was done to the area's infrastructure, such as roads, bridges, and water treatment facilities, as well as to numerous structures within the flood zone.  Approximately 20 of our well sites were directly affected by the flood waters.  However, the damage to our facilities was not severe, and there were no hydrocarbon spills at our sites.  Most of the wells were repaired within a few weeks and all of the sites were  returned to service during our first fiscal quarter.  The cost of repairs did not have a significant impact on our financial statements.

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

In addition, companies that operate the gas gathering pipelines are making significant capital investments to increase system capacity.  As publicly disclosed, DCP Midstream Partners ("DCP") is currently implementing a multi-year facility expansion capable of significantly increasing the long-term gathering and processing capacity in the Wattenberg Field.  DCP is the principle third party provider that we employ to gather gas production from our wells.  A new processing plant in LaSalle, CO came on line during October, 2013 with a capacity of 110 million cubic feet per day.  DCP has also announced the building of the Lucerne Plant II, northeast of Greeley in Weld County, with a maximum capacity of 230 mmcf/d, which is estimated to begin operations in 2015.  At this time, we do not know how long it will take for the mitigation efforts to remedy the problem.

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

Political opposition to responsible energy development has become more vocal. Some groups opposed to oil and gas drilling have creatively used the term “fracking” in a derogatory manner in an attempt to limit oil and gas drilling. Some persons are proposing ballot initiatives for the November election that could further restrict industry activities. Three general types of proposals can be described as i) initiatives relating to supremacy of local government control, ii) initiatives relating to mandatory statewide setbacks, and iii) initiatives relating to environmental protection. There is an August deadline for November ballot proposals and we expect that one or more items will be submitted to the voters for their approval. The industry has responded with a campaign to educate potential voters about the energy development process. Further informational activities are planned. At this time, it is unknown what additional restrictions, if any, will be imposed upon the industry as a result of the November election.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	The success of our exploration and development efforts;
•	The price of oil and gas;
•	The worldwide economic situation;
•	Any change in interest rates or inflation;
•	Political opposition to oil and gas activities;
•	The willingness and ability of third parties to honor their contractual commitments;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the oil and gas industry for risk capital;
•	Our capital costs, as they may be affected by delays or cost overruns;
•	Our costs of production;
•	Environmental and other regulations, as the same presently exist or may later be amended;
•	Our ability to identify, finance and integrate any future acquisitions;
•	The volatility of our stock price, and
•	Changes to tax policy

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk - Our primary market risk exposure results from volatility in the prices we receive for our oil and natural gas production. Realized commodity pricing for our production is primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas.  The volatility of oil prices affects our results to a greater degree than the volatility of gas prices, as approximately 80% of fiscal year-to-date revenues were from the sale of oil.

Although pricing for oil and natural gas production has been less volatile in recent years, we expect volatility to increase in the future.  During the last three years, the average realized prices per barrel of oil have ranged from $91 to $83.  Similarly, the average realized prices per mcf have ranged from $5 to $4.  However, a longer term view reveals that since 2008 the price of oil has ranged from $145 per bbl to $33 per bbl and the price of gas has ranged from $13 per mcf to $2 per mcf.

We attempt to mitigate fluctuations in short term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and gas production.  We use derivative contracts to cover no less than 45% and no more than 80% of expected hydrocarbon production, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes.  As of May 31, 2014, we had open crude oil and natural gas derivatives in a liability position with a fair value of $2.0 million.  For our oil and natural gas derivative contracts outstanding at May 31, 2014, a hypothetical upward shift of 10% per Bbl or MMBtu in the NYMEX forward curve as of May 31, 2014 would create a hypothetical unrealized loss of approximately $4.5 million.   A hypothetical downward shift of 10% would create a hypothetical unrealized gain of approximately $2.6 million.

There was no material change in the commodity or derivative price risk from 2013 to 2014.

Interest Rate Risk - At May 31, 2014, we had debt outstanding under our bank credit facility totaling $37.0 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At May 31, 2014, we were incurring interest at a rate of 2.7%, based upon LIBOR plus a margin of 2.5%.  We are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  A decrease in the variable interest rates would not have a significant impact on us, as the bank credit facility has a minimum interest rate of 2.5%.  If interest rates increase, our monthly interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increase by 1% to an annual percentage rate of 3.7%, our interest payments would increase by approximately $0.4 million.

Under current market conditions, we do not anticipate significant changes in prevailing interest rates for the next year and we have not undertaken any activities to mitigate potential interest rate risk.  There was no material change in interest rate risk from 2013 to 2014.

Counterparty Risk – As described in the discussion about Commodity Price Risk, we enter into commodity derivative agreements to mitigate short term price volatility.  These derivative financial instruments present certain counterparty risks.  We are exposed to potential loss if a counterparty fails to perform according to the terms of the agreement. The failure of any of the counterparties to fulfill their obligations to us could adversely affect our results of operations and cash flows.  We do not require collateral or other security to be furnished by counterparties.  We seek to manage the counterparty risk associated with these contracts by limiting transactions to well capitalized, well established and well known counterparties that have been approved by our senior officers.  There can be no assurance, however, that our practice effectively mitigates counterparty risk.  There was no material change in counterparty risk from 2013 to 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of May 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SYNERGY RESOURCES CORPORATION

Date: July 10, 2014	By:	/s/ Ed Holloway
Ed Holloway, Co-Chief Executive Officer

Date: July 10, 2014	By:	/s/ William Scaff, Jr.
William Scaff, Jr., Co-Chief Executive Officer

Date: July 10, 2014	By:	/s/ Frank L. Jennings
Frank L. Jennings, Principal Financial and Accounting Officer