Form 10-K
period 2014-08-31
SYNERGY RESOURCES CORP
filed 2014-10-30
CIK 1413507

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on February 28, 2014, was approximately $704 million.  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of October 10, 2014, the Registrant had 79,293,688 issued and outstanding shares of common stock.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	volatility of oil and natural gas prices;

•	operating hazards that result in losses;

•	uncertainties in the estimates of proved reserves;

•	effect of seasonal weather conditions and wildlife restrictions on our operations;

•	our need to expand our oil and natural gas reserves;

•	our ability to obtain adequate financing;

•	availability and capacity of gathering systems and pipelines for our production;

•	effect of local and regional factors on oil and natural gas prices;

•	incurrence of ceiling test write-downs;

•	our inability to control operations on properties we do not operate;

•	our ability to market our production;

•	the strength and financial resources of our competitors;

•	identifying future acquisitions;

•	uncertainty in global economic conditions;

•	legal and/or regulatory compliance requirements;

•	the amount of our indebtedness and ability to maintain compliance with debt covenants;

•	our need for capital;

•	key executives allocating a portion of their time to other business interests; and

•	effectiveness of our disclosure controls and our internal controls over financial reporting.

ITEM 1.  BUSINESS

Overview

 We are an oil and natural gas operator focused on the acquisition, development, exploitation, exploration and production of oil and natural gas properties primarily located in the Denver-Julesburg Basin (“D-J Basin”) in northeast Colorado.  We have concentrated on drilling and completing wells located in the Wattenberg Field, an area within the D-J Basin, which has a prolific production history.  We serve as the operator for most of our wells and focus our efforts on those prospects in which we have a significant net revenue interest.  For the prospects in which we own a minority mineral interest, we participate with other companies that drill and operate wells.

We commenced active operations in the D-J Basin in 2008.  For the first four years of active operations, our focus was primarily on participating in and completing vertical wells.  Beginning in fiscal 2013, our focus shifted towards drilling and completing horizontal wells.  Our use of the term horizontal well includes wells where the productive length of the wellbore is drilled more or less horizontal to the earth’s surface, to intersect the target formation on a parallel basis.  In contrast, the term vertical well includes directional wells that are drilled at an angle toward a target area and where the productive length of the wellbore intersects the target formation on a perpendicular basis.  The productive length of the wellbore in a horizontal well is much greater than the productive length of a vertical well, which results in a longer wellbore and a higher completion volume.  As of August 31, 2014, we had completed, participated in or otherwise acquired an interest in 404 gross (284 net) producing oil and gas wells, of which 334 gross (250 net) were vertical wells and 70 gross (34 net) were horizontal wells.  We are the operator of 300 producing wells and participate with other operators in 104 producing wells.  In addition to the wells that had reached productive status at the end of our fiscal year, there are 53 gross (14 net) wells in various stages of drilling or completion as of August 31, 2014.

Our daily production increased significantly during fiscal 2014 as new horizontal wells commenced productive operations.  Our average production rate for fiscal 2014 was 4,290 barrels of oil equivalent per day (“BOED”).  During fiscal 2013, our average production rate was 2,117 BOED.  More significantly, our production rate for the fourth quarter of 2014 was 5,894 BOED, compared to 2,479 BOED during the fourth quarter of 2013.  By the end of 2014, over 80% of our daily production was from horizontal wells.  At the beginning of 2014, less than 10% of our production was from horizontal wells.

During fiscal 2014, we also continued to increase our estimated reserves and mineral leasehold acres.  At August 31, 2014, our estimated net proved oil and gas reserves, as prepared by our independent reserve engineering firm, Ryder Scott Company, L.P., were 16.3 MMBbls of oil and condensate and 95.2 Bcf of natural gas.  As of August 31, 2014, we had 451,000 gross and 309,000 net acres under lease, substantially all of which are located in the D-J Basin.  We further classify our acreage into specific areas, including Wattenberg Field (46,000 gross and 31,000 net acres), Northern Extension Area (122,000 gross and 26,000 net acres), Eastern Colorado (90,000 gross and 64,000 net acres), and Western Nebraska (185,000 gross and 183,000 net acres).

In addition to the approximately 31,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold approximately 26,000 undeveloped acres in an area directly to the north and east of the Wattenberg Field that is considered the Northern Extension area. We are currently permitting twelve wells targeting the Greenhorn formation on our leasehold in this area and plan to spud the first well in early calendar year 2015. We have a significant leasehold of undeveloped acreage in western Nebraska.  We have entered into a joint exploration agreement with a private operating company based in Denver to drill up to ten wells in this area.  We expect drilling activities to commence in Nebraska before December 31, 2014.  We also have mineral assets in Yuma and Washington Counties, Colorado that are in an area that has a history of dry gas production from the Niobrara formation.

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

•
Develop and exploit existing oil and natural gas properties.  Since inception our principal growth strategy has been to develop and exploit our acquired and leased properties to add proved reserves.  In the Wattenberg Field, we target three benches of the Niobrara, and the Codell formations for horizontal drilling and production.   Our plans focus on horizontal development of our assets in the Wattenberg Field as we believe horizontal drilling is the most efficient manner to recover the potential hydrocarbons.  We consider the Wattenberg Field to be relatively low-risk because information gained from the large number of existing wells can be applied to potential wells.  There is enough similarity between wells in the Field that the exploitation process is generally repeatable.

•
Improve hydrocarbon recovery through increased well density.  Use best available geological practices to determine optimum recovery area for each well.  We have identified 932 potential horizontal wells in the Niobrara and Codell formations on existing Wattenberg acreage based on 21 wells per 640 acre sections and over 800 potential horizontal well locations in the Greenhorn and Niobrara formations in the Northern Wattenberg extension area in the D-J Basin.

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

•
Maintain financial flexibility while focusing on controlling the costs of our operations.  We strive to be, and have historically been, a low-cost operator in the D-J Basin.  Central to our operating strategy is maintaining low debt levels, low general and administrative costs and low well completion costs, each of which is enabled by our ability to stay highly involved in our development, our emphasis on short time horizons for returns on our investment, as well as our focus on operating efficiencies and cost reductions.  We intend to finance our operations through a mixture of cash from operations, debt and equity capital as market conditions allow.

•
Use the latest technology to maximize returns.  Beginning in fiscal 2013, we shifted our emphasis away from drilling vertical wells towards drilling horizontal wells. In doing so, we have significantly increased our production and the value of our asset base.  While horizontal drilling requires higher up-front costs, these wells ultimately have a higher return on investment. Latest industry practices are drilling horizontal wells in the Wattenberg Field in increasing density and technical advancements in completing these wells is leading to enhanced productivity.  We are currently utilizing both “sliding sleeve” and “plug and perf liner” technologies to stimulate multi-stage horizontal wells.  Production results from each technique are analyzed and the conclusions from each analysis are factored into future well design, considering the interactions between wellbore conditions, lateral length, timing and economics.  Similarly, we evaluate the use of different completion fluids ranging from slick-water to gelled fluids, and different combinations thereof.

  Competitive Strengths

We believe that we are positioned to successfully execute our business strategy because of the following competitive strengths:

•
Management experience.  Our key management team possesses an average of thirty years of experience in oil and gas exploration and production, primarily within the Wattenberg Field in the D-J Basin, which is where over 90% of our capital expenditures took place in fiscal 2014.

•
Balanced oil and natural gas reserves and production.  At August 31, 2014, approximately 51% of our estimated proved reserves were oil and condensate and 49% were natural gas and liquids, measured upon a BTU equivalent basis. We believe this balanced commodity mix will provide diversification of sources of cash flow and will lessen the risk of significant and sudden decreases in revenue from short-term commodity price movements.

•
Cost efficient operator.  We have successfully demonstrated our ability to drill wells for lower costs than our major competitors and to successfully integrate acquired assets without incurring significant increases in overhead.

•	High success rate. We have concentrated our drilling in areas that we perceive as low risk and, as a result, have had a very high success rate in our drilling program throughout the Wattenberg Field.

2014 Operational and Financial Summary

We continued to expand our business during the fiscal year ended August 31, 2014.  During the year, we:

•	increased production and sale of hydrocarbons by 123%;

•	commenced production from 31 new company operated horizontal wells;

•	commenced production from 3 (net) non-operated wells;

•	acquired producing properties and undeveloped acreage in two significant acquisitions described below under “2014 acquisitions”; and

•	increased reserves by 133%

These activities were funded with cash on hand at the beginning of the year and cash flow from operations.  Significant developments are described in greater detail below.

Drilling operations

As an operator, we successfully transitioned from a focus on vertical drilling to horizontal drilling. Horizontal wells are significantly more expensive and take longer to drill and complete than vertical wells, but ultimately yield a greater return. As we transitioned toward horizontal drilling, we substantially ceased completion and re-completion of our vertical wells.  Accordingly, our cost structure for both our capitalized well costs and our monthly operating costs has transformed significantly over the last two years.

After initiating horizontal drilling in May 2013, production from our first five horizontal wells at our Renfroe location began in September 2013.  Subsequently, we drilled, completed and initiated production at the following locations: Leffler (6 wells), Phelps (5 wells), Union (6 wells), Eberle (5 wells) and Kelly Farms (4 wells).  As of August 31, 2014, one additional well at Phelps and one additional well at Eberle had been drilled but not reached first production.  Both wells began producing during September 2014.

Additionally, as of August 31, 2014, we had two locations where drilling operations are in progress.  We have drilled four wells at the Weld 152 location and four wells at the Kiehn location.  These eight wells are waiting on completion.

Our horizontal wells are currently being drilled under contracts with Ensign United States Drilling, Inc. (“Ensign”).  The initial contract, as amended, covered the use of one rig to drill a total of 25 wells.  To date, pricing is on a turn-key basis, with pricing adjustments based upon well location, target formation, and other technical details.  Based upon our initial success with horizontal drilling at the Renfroe and Leffler prospects, we negotiated another drilling contract with Ensign to use one automated drilling rig for one year, commencing in January 2014.  We contracted a third Ensign rig in September 2014 to drill eight wells on our Wiedeman pad, which is expected to finish in January 2015.  At the conclusion of each contract, we have the option to continue use of the rigs.  As currently structured, our capital expenditure plans for fiscal 2015 contemplate the use of two rigs for the entire year and use of the third rig for part of the year.

As a result of our drilling, acquisition and participation activities, we increased our estimated proved reserve quantities by 133% during the year.  Our August 31, 2014, reserve report indicated that we had estimated proved reserves of 16.3 million barrels of oil and 95.2 billion cubic feet of gas.  The estimated present value of future cash flows before tax (discounted at 10%) was $534 million.

During the last three months of the fiscal year ended August 31, 2014, we commenced production on three pads in the Wattenberg field, which significantly increased our daily production rate.  Our consolidated daily production from producing wells increased during fiscal 2014 from 2,479 BOED as of August 31, 2013 to 5,894 BOED as of August 31, 2014.

2014 acquisitions

During the year, we completed two significant producing property acquisitions.  On November 12, 2013, we acquired 21 net producing oil and gas wells along with leases covering 800 net acres from Trilogy Resources, LLC.  Total consideration for the Trilogy assets included $16.0 million in cash and 301,339 shares of restricted common stock.  On November 13, 2013, we acquired 38 operated wells (13 net) producing oil and gas wells along with leases covering 1,000 net acres from Apollo Operating LLC.  The Apollo assets included non-operating interests in six wells we had drilled and completed and a 25% working interest in a Class II disposal well.  Total consideration for the Apollo assets included $11.0 million in cash and 550,518 shares of restricted common stock.  In several subsequent transactions, we acquired the remaining 75% interests in the Class II disposal well for cash and stock consideration aggregating $3.9 million.

On November 13, 2013, we acquired 38 wells (13 net) producing oil and gas wells along with leases covering 800 net acres from Apollo Operating LLC.  The Apollo assets included non-operating interest in six wells we had drilled and completed and a 25% working interest in a Class II disposal well.  Total consideration for the Apollo assets included $11.0 million in cash and 550,518 shares of restricted common stock.

Subsequently, in a separate transaction, we acquired the remaining 75% interests in the Class II disposal well for approximately approximated $3.9 million.

Financing updates

We continue to improve our borrowing arrangement with a bank syndicate led by Community Banks of Colorado.  Maximum borrowings are subject to adjustment based upon a borrowing base calculation, which will be re-determined semi-annually using updated reserve reports.  The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain financial ratios.  The borrowing arrangement is collateralized by certain of our assets, including producing properties.

In December 2013 and June 2014, we modified our borrowing arrangement to increase the maximum allowable borrowings.  In December 2013, the arrangement was modified to increase the maximum lending commitment to $300 million from $150 million, to increase the borrowing base to $90 million, and to increase the number of banks involved in the borrowing arrangement.  Based upon the semi-annual redetermination derived from the February 28, 2014 reserve report, the arrangement was further modified in June 2014 to increase the borrowing base to $110 million, to adjust the financial ratio compliance requirements, and to extend the maturity date to May 29, 2019.  The next scheduled redetermination is currently in progress and will adjust the borrowing arrangement based upon our August 31, 2014 reserve report.

Interest accrues at a variable rate equal to or greater than a minimum rate of 2.5%.  The interest rate pricing grid contains a graduated escalation in applicable margin for increased utilization.  At our option, interest rates will be referenced to the Prime Rate plus a margin of 0.5% to 1.5%, or the London InterBank Offered Rate plus a margin of 1.75% to 2.75%.

Commodity contracts

We utilize swaps and collars to reduce the effect of price changes on a portion of our future oil and gas production.  Our objective in using derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk.  Using swaps and collars, we have contracted for approximately 1.1 million barrels of oil and 1.7 million mcf of gas through December 31, 2016.  Since we designed our commodity derivative activity to protect our cash flow during periods of oil and gas price declines, the high average prices experienced during 2014 created a realized loss of $2.1 million for the year.  The decline in posted prices at the end of our fiscal year created an unrealized increase in the fair value of our commodity derivatives of $2.5 million.

Well and Production Data

During the periods presented below, we drilled or participated in the drilling of a number of wells that reached productive status in each respective fiscal year.  During 2014 we drilled one test well that was immediately plugged and abandoned.  Results from the test well were encouraging and our 2015 plans include additional drilling in that area.  We also drilled 11 horizontal wells that are classified as exploratory.  Although the wells were drilled in an area that contained productive vertical wells, the area had not been proved on a horizontal basis.  Therefore, the new wells met the definition of exploratory wells.  The following table excludes wells that are in the drilling or completion phase and had not reached the point at which they are capable of producing oil and gas as of August 31, 2014.

	Years Ended August 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive:
Oil	47	22	48	32	64	52
Gas	2	1	—	—	—	—
Nonproductive	—	—	—	—	—	—
Exploratory Wells:
Productive:
Oil	11	10	—	—	—	—
Gas	—	—	—	—	—	—
Nonproductive	1	—	—	—	—	—

 There were 53 gross (14.2 net) wells in progress that were not included in the above well counts. All of the oil wells are located in, or adjacent to, the Wattenberg Field of the D-J Basin.  Two gas wells are located in Yuma County, Colorado.

The following table shows our net production of oil and gas, average sales prices and average production costs for the periods presented:

	Years Ended August 31,
	2014	2013	2012
Production:
Oil (Bbls1)	941,218	421,265	235,691
Gas (Mcf2)	3,747,074	2,107,603	1,109,057
BOE[3]	1,565,729	772,532	420,534

Average sales price:
Oil ($/Bbl)	$89.98	$85.95	$87.59
Gas ($/Mcf)	$5.21	$4.75	$3.90
BOE	$66.56	$59.83	$59.37

Average production cost per BOE	$5.10	$4.42	$2.73

[1]	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
[2]	“Mcf” refers to one thousand cubic feet of natural gas.
[3]	“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Production costs generally include pumping fees, maintenance, repairs, labor, utilities and administrative overhead.  Taxes on production, including ad valorem and severance taxes, are excluded from production costs.  We experienced an increase in production costs as we transitioned to horizontal wells.  In their initial months, horizontal wells have been more expensive to operate.  We expect the operating costs to stabilize as the wells mature.

We are not currently obligated to provide a fixed and determined quantity of oil or gas to any third party.  During the last three fiscal years, we have not had, nor do we now have, any long-term supply or similar agreement with any government or governmental authority.

Oil and Gas Properties, Wells, Operations and Acreage

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

We believe that the title to our oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in our opinion, are not so material as to detract substantially from the use or value of such properties. Our properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens and obligations, express or implied, under oil and gas leases;

•	overriding royalties and other burdens created by us or our predecessors in title;

•
a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles;

•	back-ins and reversionary interests existing under purchase agreements and leasehold assignments;

•
liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and

•	easements, restrictions, rights-of-way and other matters that commonly affect property.

To the extent that such burdens and obligations affect our rights to production revenues, they have been taken into account in calculating our net revenue interests and in estimating the size and value of our reserves. We believe that the burdens and obligations affecting our properties are conventional in the industry for properties of the kind that we own.

The following table shows, as of October 10, 2014, by state, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

	Productive Wells		Developed Acreage		Undeveloped Acreage [1]
State	Gross	Net	Gross	Net	Gross	Net

Colorado	404	284	16,312	12,155	252,642	116,131
Nebraska	—	—	—	—	185,988	183,589
Wyoming	—	—	—	—	1,143	472
Kansas	—	—	—	—	840	840
Total	404	284	16,312	12,155	440,613	301,032

            1    Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of oil and natural gas regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

    The following table shows, as of October 10, 2014, the status of our gross acreage:

State	Held by Production	Not Held by Production

Colorado	16,312	252,642
Nebraska	—	185,988
Wyoming	—	1,143
Kansas	—	840
Total	16,312	440,613

 Acres that are Held by Production remain in force so long as oil or gas is produced from the well on the particular lease.  Leased acres which are not Held By Production may require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the leased acreage.  At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

The following table shows the calendar years during which our leases, which are not Held by Production, will expire, unless a productive oil or gas well is drilled on the lease.
Leased Acres	Expiration of Lease

75,196	2015
45,079	2016
42,693	2017
277,645	After 2017

 The overriding royalty interests that we own are not material to our business.

Oil and Gas Reserves
 Ryder Scott Company, L.P. (“Ryder Scott”) prepared the estimates of our proved reserves, future productions and income attributable to our leasehold interests for the year ended August 31, 2014.  Ryder Scott is an independent petroleum engineering firm that has been providing petroleum consulting services worldwide for over seventy years.  The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by teams of geoscientists and engineers employed at Ryder Scott.  The office of Ryder Scott that prepared our reserves estimates is registered in the State of Texas (License #F-1580).  Ryder Scott prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells.  Additionally, authorizations for expenditure, geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to Ryder Scott engineers for consideration in estimating our underground accumulations of crude oil and natural gas.

The report of Ryder Scott dated October 9, 2014, which contains further discussions of the reserve estimates and evaluations prepared by Ryder Scott as well as the qualifications of Ryder Scott’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99 to this Annual Report on Form 10-K.

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

 The proved reserves attributable to producing wells and/or reservoirs were estimated by performance methods.  These performance methods include decline curve analysis, which utilized extrapolations of historical production and pressure data available through August 31, 2014, in those cases where this data was considered to be definitive.  The data used in this analysis was obtained from public data sources and were considered sufficient for calculating producing reserves.

 The proved non-producing and undeveloped reserves were estimated by the analogy method.  The analogy method uses pertinent well data obtained from public data sources that were available through August 31, 2014.

 Below are estimates of our net proved reserves at August 31, 2014, all of which are located in Colorado:

	Oil	Gas	BOE
	(Bbls)	(Mcf)
Proved:
Producing	4,537,061	25,921,459	8,857,304
Nonproducing	2,079,421	12,240,142	4,119,445
Undeveloped	9,708,471	57,016,746	19,211,262
Total	16,324,953	95,178,347	32,188,011

Below are estimates of our present value of estimated future net revenues from such reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas.  The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions.  The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the years ended August 31, 2014, 2013 and 2012.  The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels.  No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead.  Present values were computed by discounting future net revenues by 10% per year.

As of August 31, 2014, 2013 and 2012, our standardized oil and gas measurements were as follows (in thousands):

	Proved - August 31, 2014
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future gross revenue	$511,252	$234,452	$1,094,283	$1,839,987
Deductions	(141,145)	(78,393)	(587,999)	(807,537)
Future net cash flow	370,107	156,059	506,284	1,032,450
Discounted future net cash flow (pre-tax)	$250,749	$76,593	$206,356	$533,698
Standardized measure of discounted future
net cash flows (after tax)				$402,699

	Proved - August 31, 2013
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future gross revenue	$206,065	$286,207	$256,758	$749,030
Deductions	(46,410)	(78,691)	(129,541)	(254,642)
Future net cash flow	159,655	207,516	127,217	494,388
Discounted future net cash flow (pre-tax)	$92,888	$104,392	$38,836	$236,116
Standardized measure of discounted future
net cash flows (after tax)				$181,732

	Proved - August 31, 2012
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future gross revenue	$120,802	$173,144	$243,516	$537,462
Deductions	(21,099)	(48,536)	(116,798)	(186,433)
Future net cash flow	99,703	124,608	126,718	351,029
Discounted future net cash flow (pre-tax)	$57,797	$56,196	$34,890	$148,883
Standardized measure of discounted future
net cash flows (after tax)				$102,505

For standardized oil and gas measurement purposes, our drilling, acquisition, and participation activities during the year ended August 31, 2014, generated increases in projected future gross revenue from proved reserves of $1.1 billion and future net cash flow of $538.1 million from August 31, 2013.  During that same period, when applying a 10% discount rate to our future net cash flows, our discounted future net cash flow from proved reserves increased by $297.5 million.  Increases in our standardized oil and gas measures were the result of our expenditures during the year ended August 31, 2014, of approximately $185 million for the development of oil and gas properties and acquisitions of in place reserves, which directly related to proved oil and gas reserves.

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

Proved Undeveloped Reserves

Net Reserves, Boe
Beginning September 1, 2012	4,939,735
Converted to proved developed	(185,246)
Additions from capital program	481,463
Acquisitions (sales)	674,531
Revisions (pricing and engineering)	(1,051,976)
Ending August 31, 2013	4,858,507
Converted to proved developed	(586,974)
Additions from capital program	13,436,253
Acquisitions (sales)	1,522,445
Revisions (pricing and engineering)	(18,969)
Ending August 31, 2014	19,211,262

At August 31, 2014, our proved undeveloped reserves were 19,211,262 Boe. None of the proved undeveloped reserves have been in this category for more than 5 years and all are scheduled to be drilled within five years of their initial discovery.  During 2014, 586,974 Boe or 12% of our proved undeveloped reserves (5 horizontal wells) were converted into proved developed reserves requiring $14.9 million of drilling and completion capital expenditures.  Executing our 2014 capital program resulted in the addition of 13,436,253 Boe in proved undeveloped reserves.

During 2014, a large percentage of our drilling budget was allocated to exploratory wells.  During 2015, we expect to allocate a larger percentage to developmental wells.  Additionally, to assist with our 2015 drilling schedule, we added a third rig in September 2014.

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

Government Regulation

Our operations are substantially affected by federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate properties for oil and natural gas production have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas wells, and regulations that generally prohibit the venting or flaring of natural gas and that impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

Failure to comply with applicable laws and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), and the courts. We cannot predict when or whether any such proposals or proceedings may become effective.

Regulation of production

Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations.  Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas.  Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells.  The statutes and regulations of some states limit the rate at which oil and gas is produced from our properties.  The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.  Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with these laws.

The Colorado Oil and Gas Conservation Commission (“COGCC”) is the primary regulator of exploration and production of oil and gas resources in the area in which we operate.  Via the permitting and inspection process, COGCC regulates oil and gas operators and, among other criteria, enforces specifications regarding the mechanical integrity of wells as well as the prevention and mitigation of adverse environmental impacts.  For example, in August 2013 the COGCC implemented new setback rules for oil and natural gas wells and production facilities near occupied buildings. The COGCC increased its setback distance to a uniform 500 feet statewide setback from occupied buildings and a uniform 1,000 feet statewide setback from high occupancy building units. The new setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. The new rules also require operators to provide advance notice to surface owners within 500 feet of proposed operations, the owners of occupied buildings within 1,000 feet of proposed operations, and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment. The new rules include expanded outreach and communication efforts by an operator. Additionally, in January 2013, the COGCC also approved two rules that require operators to sample groundwater for hydrocarbons and other indicator compounds both before and after drilling. The new statewide rule requires sampling of up to four water wells within a half mile radius of a new oil and natural gas well before drilling, two samples between six and 12 months after completion, and two more samples between five and six years after completion. The revised rule for the Greater Wattenberg Area requires operators to sample one water well per quarter governmental section before drilling and between six to 12 months after completion.

Regulation of sales and transportation of natural gas

Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 and the Federal Energy Regulatory Commission (“FERC”) regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all “first sales” of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

 Our natural gas sales are generally made at the prevailing market price at the time of sale. Therefore, even though we sell significant volumes to major purchasers, we believe that other purchasers would be willing to buy our natural gas at comparable market prices.

Natural gas continues to supply a significant portion of North America's energy needs and we believe the importance of natural gas in meeting this energy need will continue. The impact of the ongoing economic downturn on natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue.

On August 8, 2005, the Energy Policy Act of 2005 (the “2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage oil and gas exploration and development in the U.S. The 2005 EPA directs the FERC, Bureau of Ocean Energy Management (“BOEM”) and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC's enforcement authority. To date, we do not believe we have been, nor do we anticipate we will be affected any differently than other producers of natural gas.

In 2007, the FERC issued a final rule on annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers are now required to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. The monitoring and reporting required by these rules have increased our administrative costs. To date, we do not believe we have been, nor do we anticipate that we will be affected any differently than other producers of natural gas.

Regulation of sales and transportation of oil

Our sales of crude oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by FERC pursuant to the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as “petroleum pipelines”) be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Regulation of derivatives and reporting of government payments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was passed by Congress and signed into law in July 2010. The Dodd-Frank Act is designed to provide a comprehensive framework for the regulation of the over-the-counter derivatives market with the intent to provide greater transparency and reduction of risk between counterparties. The Dodd-Frank Act subjects swap dealers and major swap participants to capital and margin requirements and requires many derivative transactions to be cleared on exchanges. The Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users. In addition, in August 2012, the SEC issued a final rule under Section 1504 of the Dodd-Frank Act, Disclosure of Payment by Resource Extraction Issuers, which would have required resource extraction issuers, such as us, to file annual reports that provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals to each foreign government and the federal government. In July 2013, the U.S. District Court for the District of Columbia vacated the rule, and the SEC has announced it will not appeal the court's decision. However, the SEC may propose revised resource extraction payments disclosure rules applicable to our business.

Environmental Regulations

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

Federal agencies are also considering additional regulation of hydraulic fracturing. The EPA has prepared draft guidance for issuing underground injection permits that would regulate hydraulic fracturing using diesel fuel, where the EPA has permitting authority under the SDWA; this guidance eventually could encourage other regulatory authorities to adopt permitting and other restrictions on the use of hydraulic fracturing. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. The EPA is also collecting information as part of a nationwide study into the effects of hydraulic fracturing on drinking water. The EPA issued a progress report regarding the study in December 2012, which described generally the continuing focus of the study, but did not provide any data, findings, or conclusions regarding the safety of hydraulic fracturing operations. The EPA intends to issue a final draft report for peer review and comment in 2014. The results of this study, which is still ongoing, could result in additional regulations, which could lead to operational burdens similar to those described above. The EPA also has initiated a stakeholder and potential rulemaking process under the Toxic Substances Control Act (“TSCA”) to obtain data on chemical substances and mixtures used in hydraulic fracturing, and recently published in the Federal Register a petition from national environmental advocacy groups seeking to include the oil and gas sector in the Toxics Release Inventory reporting program established for many industries under TSCA. The United States Department of the Interior has also proposed a new rule regulating hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. In addition, the U.S. Occupational Safety and Health Administration has proposed stricter standards for worker exposure to silica, which would apply to use of sand as a proppant for hydraulic fracturing.

The EPA recently amended the Underground Injection Control, (“UIC”) provisions of the federal Safe Drinking Water Act (the “SDWA”) to exclude hydraulic fracturing from the definition of “underground injection.”  However, the U.S. Senate and House of Representatives are currently considering the Fracturing Responsibility and Awareness of Chemicals Act (the “FRAC Act”), which will amend the SDWA to repeal this exemption.  If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities, which could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements.

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

The federal SDWA comparable state statutes may restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids, primarily via disposal wells or enhanced oil recovery (“EOR”) wells, is governed by federal or state regulatory authorities that, in some cases, include the state oil and gas regulatory or the state's environmental authority. The 2005 EPA amended the UIC, provisions of the SDWA to expressly exclude certain hydraulic fracturing from the definition of "underground injection," but disposal of hydraulic fracturing fluids and produced water or their injection for EOR is not excluded. The U.S. Senate and House of Representatives have considered bills to repeal this SDWA exemption for hydraulic fracturing. If enacted, hydraulic fracturing operations could be required to meet additional federal permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, meet plugging and abandonment requirements, and provide additional public disclosure of chemicals used in the fracturing process as a consequence of additional SDWA permitting requirements.

Federal agencies are also considering additional regulation of hydraulic fracturing. The EPA has prepared draft guidance for issuing underground injection permits that would regulate hydraulic fracturing using diesel fuel, where the EPA has permitting authority under the SDWA; this guidance eventually could encourage other regulatory authorities to adopt permitting and other restrictions on the use of hydraulic fracturing. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. The EPA is also collecting information as part of a nationwide study into the effects of hydraulic fracturing on drinking water. The EPA issued a progress report regarding the study in December 2012, which described generally the continuing focus of the study, but did not provide any data, findings, or conclusions regarding the safety of hydraulic fracturing operations. The EPA intends to issue a final draft report for peer review and comment in 2014. The results of this study, which is still ongoing, could result in additional regulations, which could lead to operational burdens similar to those described above. The EPA also has initiated a stakeholder and potential rulemaking process under the Toxic Substances Control Act (“TSCA”) to obtain data on chemical substances and mixtures used in hydraulic fracturing, and recently published in the Federal Register a petition from national environmental advocacy groups seeking to include the oil and gas sector in the Toxics Release Inventory reporting program established for many industries under TSCA. The United States Department of the Interior has also proposed a new rule regulating hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. In addition, the U.S. Occupational Safety and Health Administration has proposed stricter standards for worker exposure to silica, which would apply to use of sand as a proppant for hydraulic fracturing.

 In Colorado, the primary regulator is the COGCC, which requires parties engaged in hydraulic fracturing to disclose the concentrations of the chemicals used in the process.

Apart from these ongoing federal and state initiatives, local governments are adopting new requirements on hydraulic fracturing and other oil and gas operations. Some counties in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Beyond that, in 2012, Longmont, Colorado prohibited the use of hydraulic fracturing. The oil and gas industry and the State have challenged that ban, and the authority of local jurisdictions to regulate oil and gas development, in court. In November 2013, four other Colorado cities and counties passed voter initiatives either placing a moratorium on hydraulic fracturing or banning new oil and gas development. These initiatives are also the subject of pending legal challenge. While these initiatives cover areas with little recent or ongoing oil and gas development, they could lead opponents of hydraulic fracturing to push for statewide referendums, especially in Colorado.

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

The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries (“OPEC”).  Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels.  We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

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

Our Platteville offices, including headquarters and field offices, and an equipment yard are rented to us pursuant to a lease with HS Land & Cattle, LLC, a firm controlled by Ed Holloway and William E. Scaff, Jr., our Co-Chief Executive Officers.  The 2014 lease, which expired on July 1, 2014, required monthly payments of $15,000.  The 2015 lease, which expires on July 1, 2015, also requires monthly payments of $15,000.

We also occupy office space in Denver under a 42 month sublease that requires monthly payments of approximately $4,200.  The lease expires on June 1, 2017.

As of October 10, 2014, we had 29 full time employees.

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

Risks Related to Our Business, Industry and Strategy
Oil and natural gas prices are volatile. An extended decline in the prices of oil and natural gas would likely have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Our future financial condition, revenues, results of operations, profitability and future growth, and the carrying value of our oil and natural gas properties depend primarily on the prices we receive for our oil and natural gas production. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon oil and natural gas prices.
These factors include:

•	relatively minor changes in the supply of or the demand for oil and natural gas;

•	the condition of the United States and worldwide economies;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions in the United States;

•	the actions of the Organization of Petroleum Exporting Countries;

•	domestic and foreign governmental regulation and taxes, including price controls adopted by the Federal Energy Regulatory Commission;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•	the price and level of foreign imports of oil and natural gas; and

•	the price and availability of alternate fuel sources.
We cannot predict future oil and natural gas prices and such prices may decline. An extended decline in oil and natural gas prices may adversely affect our financial condition, liquidity, ability to meet our financial obligations and results of operations. Lower prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and has required and may require us to record additional ceiling test write-downs. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices. Our sales are not made pursuant to long-term fixed price contracts.
To attempt to reduce our price risk, we periodically enter into hedging transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations and results of operations.
Operating hazards may adversely affect our ability to conduct business.
Our operations are subject to risks inherent in the oil and natural gas industry, such as:

•	unexpected drilling conditions including blowouts, cratering and explosions;

•	uncontrollable flows of oil, natural gas or well fluids;

•	equipment failures, fires or accidents;

•	pollution and other environmental risks; and

•	shortages in experienced labor or shortages or delays in the delivery of equipment.

These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations.
Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated, and drilling costs that are greater than estimated, in our reserve report. These differences may be material.

Although the estimates of our oil and natural gas reserves and future net cash flows attributable to those reserves were prepared by Ryder Scott Company, L.P., our independent petroleum and geological engineers, we are ultimately responsible for the disclosure of those estimates. Reserve engineering is a complex and subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing wells;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil and natural gas prices; and

•	assumptions concerning future operating costs, severance and excise taxes, development costs and work-over and remedial costs.
Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil and natural gas that are ultimately recovered;

•	the production and operating costs incurred;

•	the amount and timing of future development expenditures; and

•	future oil and natural gas sales prices.
Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Historically, there has been a difference between our actual production and the production estimated in a prior year’s reserve report. Our 2014 production was approximately 58% greater than amounts projected in our August 31, 2013 reserve report. We cannot assure you that these differences will not be material in the future.
Approximately 60% of our estimated proved reserves at August 31, 2014 are undeveloped and 12% were developed, non-producing. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop and produce our reserves. Although we have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. In addition, the recovery of undeveloped reserves is generally subject to the approval of development plans and related activities by applicable state and/or federal agencies. Statutes and regulations may affect both the timing and quantity of recovery of estimated reserves. Such statutes and regulations, and their enforcement, have changed in the past and may change in the future, and may result in upward or downward revisions to current estimated proved reserves.
You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at August 31, 2014 is based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our operations or the oil and natural gas industry in general will affect the accuracy of the 10% discount factor.

Seasonal weather conditions and wildlife restrictions could adversely affect our ability to conduct operations.
Our operations could be adversely affected by weather conditions and wildlife restrictions. In the Rocky Mountains, certain activities cannot be conducted as effectively during the winter months. Winter and severe weather conditions limit and may temporarily halt the ability to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a critical habitat designation for certain wildlife under the U.S. Endangered Species Act or similar state laws could result in material restrictions to public or private land use and could delay or prohibit land access or development. The listing of certain species as threatened and endangered could have a material impact on our operations in areas where such listed species are found.
Our future success depends upon our ability to find, develop, produce and acquire additional oil and natural gas reserves that are economically recoverable.
In order to maintain or increase our reserves, we must constantly locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance our exploration, development and acquisition activities. Without successful exploration, development or acquisition activities, our reserves and revenues will decline rapidly. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have access to necessary financing for these activities, either of which would have a material adverse effect on our financial condition.
We may not be able to obtain adequate financing when the need arises to execute our long-term operating strategy.
Our ability to execute our long-term operating strategy is highly dependent on our having access to capital when the need arises. We historically have addressed our long-term liquidity needs through credit facilities, issuances of equity and debt securities, sales of assets, joint ventures and cash provided by operating activities. We will examine the following alternative sources of long-term capital as dictated by current economic conditions:

•	borrowings from banks or other lenders;

•	the sale of non-core assets;

•	the issuance of debt securities;

•	the sale of common stock, preferred stock or other equity securities;

•	joint venture financing; and

•	production payments.
The availability of these sources of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices, our credit ratings, interest rates, market perceptions of us or the oil and gas industry, our market value and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises.
Factors beyond our control affect our ability to market oil and natural gas.
The availability of markets and the volatility of product prices are beyond our control and represent a significant risk. The marketability of our production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to market oil and natural gas also depends on other factors beyond our control. These factors include:

•	the level of domestic production and imports of oil and natural gas;

•	the proximity of natural gas production to natural gas pipelines;

•	the availability of pipeline capacity;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternate fuel sources;

•	the effect of inclement weather;

•	state and federal regulation of oil and natural gas marketing; and

•	federal regulation of natural gas sold or transported in interstate commerce.

If these factors were to change dramatically, our ability to market oil and natural gas or obtain favorable prices for our oil and natural gas could be adversely affected.

Oil and natural gas prices may be affected by local and regional factors.
The prices to be received for our production will be determined to a significant extent by factors affecting the local and regional supply of and demand for oil and natural gas, including the adequacy of the pipeline and processing infrastructure in the region to process, and transport, our production and that of other producers. Those factors result in basis differentials between the published indices generally used to establish the price received for regional natural gas production and the actual (frequently lower) price we receive for our production.
Lower oil and natural gas prices may cause us to record ceiling test write-downs, which could negatively impact our results of operations.
We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.
We review the net capitalized costs of our properties quarterly, using a single price based on the beginning of the month average of oil and natural gas prices for the prior 12 months. We also assess investments in unproved properties periodically to determine whether impairment has occurred. The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. We may experience further ceiling test write-downs or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.
We cannot control the activities on properties we do not operate and we are unable to ensure the proper operation and profitability of these non-operated properties.
We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of drilling and development activities on our partially owned properties operated by others therefore will depend upon a number of factors outside of our control, including the operator’s:

•	timing and amount of capital expenditures;

•	expertise and diligence in adequately performing operations and complying with applicable agreements;

•	financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.
As a result of any of the above or an operator’s failure to act in ways that are in our best interest, our allocated production revenues and results of operations could be adversely affected.
We are dependent on third party pipeline, trucking and rail systems to transport our production and, in the Wattenberg Field, gathering and processing systems to prepare our production. These systems have limited capacity and at times have experienced service disruptions. Curtailments, disruptions or lack of availability in these systems interfere with our ability to market the oil and natural gas we produce, and could materially and adversely affect our cash flow and results of operations.
Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The marketability of our oil and natural gas and production, particularly from our wells located in the Wattenberg Field, depends in part on the availability, proximity and capacity of gathering, processing, pipeline, trucking and rail systems. The amount of oil and natural gas that can be produced and sold is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. A portion of our production may also be interrupted, or shut in, from time to time for numerous other reasons, including as a result of accidents, excessive pressures, maintenance, weather, field labor issues or disruptions in service. Curtailments and disruptions in these systems may last from a few days to several months. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines or gathering system capacity. These risks are greater for us than for some of our competitors because our operations are focused on areas where there is currently a substantial amount of development activity, which increases the likelihood that there will be periods of time in which there is insufficient midstream capacity to accommodate the resulting increases in production. For example, the gas gathering systems serving the Wattenberg Field recently experienced high line pressures reducing capacity and causing gas production to either be shut in or flared. In addition, we might voluntarily curtail production in response to market conditions. Any significant curtailment in gathering, processing or pipeline system capacity, significant delay in the construction of necessary facilities or lack of availability of transport, would interfere with our ability to market the oil and natural gas we produce, and could materially and adversely affect our cash flow and results of operations, and the expected results of our drilling program. We may face similar risks in other areas.

We face strong competition from larger oil and natural gas companies that may negatively affect our ability to carry on operations.
We operate in the highly competitive areas of oil and natural gas exploration, development and production. Factors that affect our ability to compete successfully in the marketplace include:

•	the availability of funds for, and information relating to, a properties;

•	the standards established by us for the minimum projected return on investment; and

•	the transportation of natural gas and crude oil.
Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local natural gas gatherers, many of which possess greater financial and other resources than we do. If we are unable to successfully compete against our competitors, our business, prospects, financial condition and results of operations may be adversely affected.
We may be unable to successfully identify, execute or effectively integrate future acquisitions, which may negatively affect our results of operations.
Acquisitions of oil and gas businesses and properties have been an important element of our business, and we will continue to pursue acquisitions in the future. In the last several years, we have pursued and consummated acquisitions that have provided us opportunities to grow our production and reserves. Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new businesses may not generate revenues comparable to our existing business, the anticipated cost efficiencies or synergies may not be realized and these businesses may not be integrated successfully or operated profitably. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.
Even though we perform due diligence reviews (including a review of title and other records) of the major properties we seek to acquire that we believe is consistent with industry practices, these reviews are inherently incomplete. It is generally not feasible for us to perform an in-depth review of every individual property and all records involved in each acquisition. However, even an in-depth review of records and properties may not necessarily reveal existing or potential problems or permit us to become familiar enough with the properties to assess fully their deficiencies and potential. Even when problems are identified, we may assume certain environmental and other risks and liabilities in connection with the acquired businesses and properties. The discovery of any material liabilities associated with our acquisitions could harm our results of operations.
In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our credit facility contains certain covenants that limit, or which may have the effect of limiting, among other things acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.
We may incur substantial costs to comply with the various federal, state and local laws and regulations that affect our oil and natural gas operations.
We are affected significantly by a substantial amount of governmental regulations that increase costs related to the drilling of wells and the transportation and processing of oil and natural gas. It is possible that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future. In Colorado, for example, significant governmental regulations have been adopted that are primarily driven by concerns about wildlife and the environment. These government regulatory requirements may result in substantial costs that are not possible to pass through to our customers and which could impact the profitability of our operations.
Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to health and safety, land use, environmental protection or the oil and natural gas industry generally. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing our regulatory burden. Compliance with such laws and regulations often increases our cost of doing business and, in turn, decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.
The environmental laws and regulations to which we are subject may, among other things:

•	require applying for and receiving a permit before drilling commences;

•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from our operations.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Over the years, we have owned or leased numerous properties for oil and natural gas activities upon which petroleum hydrocarbons or other materials may have been released by us or by predecessor property owners or lessees who were not under our control. Under applicable environmental laws and regulations, including CERCLA, RCRA and analogous state laws, we could be held strictly liable for the removal or remediation of previously released materials or property contamination at such locations regardless of whether we were responsible for the release or whether the operations at the time of the release were standard industry practice.
New environmental legislation or regulatory initiatives, including those related to hydraulic fracturing, could result in increased costs and additional operating restrictions or delays.

We are subject to extensive federal, state, and local laws and regulations concerning health, safety, and environmental protection. Government authorities frequently add to those requirements, and both oil and gas development generally and hydraulic fracturing specifically are receiving increasing regulatory attention. Our operations utilize hydraulic fracturing, an important and commonly used process in the completion of oil and natural gas wells in low-permeability formations. Hydraulic fracturing involves the injection of water, proppant, and chemicals under pressure into rock formations to stimulate hydrocarbon production.

 Recently, the EPA issued final rules that establish new air emission controls for natural gas processing operations, as well as for oil and natural gas production. Among other things, the latter rules cover the completion and operation of hydraulically fractured gas wells and associated equipment. After several parties challenged the new air regulations in court, the EPA reconsidered certain requirements and is evaluating whether reconsideration of other issues is warranted. At this point, we cannot predict the final regulatory requirements or the cost to comply with such air regulatory requirements.

Some activists have attempted to link hydraulic fracturing to various environmental problems, including potential adverse effects to drinking water supplies as well as migration of methane and other hydrocarbons. As a result, the federal government is studying the environmental risks associated with hydraulic fracturing and evaluating whether to adopt additional regulatory requirements. For example, the EPA has commenced a multi-year study of the potential impacts of hydraulic fracturing on drinking water resources, and the draft results are expected to be released for public and peer review in 2014. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other natural gas production. The EPA also has prepared draft guidance for issuing underground injection permits that would regulate hydraulic fracturing using diesel fuel, where EPA has permitting authority under the SDWA; this guidance eventually could encourage other regulatory authorities to adopt to permitting and other restrictions on the use of hydraulic fracturing. The U.S. Department of Interior, moreover, has proposed new rules for hydraulic fracturing activities on federal lands that, in general, would cover disclosure of fracturing fluid components, well bore integrity, and handling of flowback water. And the U.S. Occupational Safety and Health Administration has proposed stricter standards for worker exposure to silica, which would apply to use of sand as a proppant for hydraulic fracturing.

In the United States Congress, bills have been introduced that would amend the SDWA to eliminate an existing exemption for certain hydraulic fracturing activities from the definition of "underground injection," thereby requiring the oil and natural gas industry to obtain SDWA permits for fracturing not involving diesel fuels, and to require disclosure of the chemicals used in the process. If adopted, such legislation could establish an additional level of regulation and permitting at the federal level, but some form of chemical disclosure is already required by most oil and gas producing states. At this time, it is not clear what action, if any, the United States Congress will take on hydraulic fracturing.

Apart from these ongoing federal initiatives, state governments where we operate have moved to impose stricter requirements on hydraulic fracturing and other aspects of oil and gas production. Colorado, for example, comprehensively updated its oil and gas regulations in 2008 and adopted significant additional amendments in 2011 and 2013. Among other things, the updated and amended regulations require operators to reduce methane emissions associated with hydraulic fracturing, compile and report additional information regarding well bore integrity, publicly disclose the chemical ingredients used in hydraulic fracturing, increase the minimum distance between occupied structures and oil and gas wells, undertake additional mitigation for nearby residents, and implement additional groundwater testing. The State is also considering new regulations for air emissions from oil and gas operations as well as potential legislation increasing the monetary penalties for regulatory violations. Additionally, local governments are adopting new requirements on hydraulic fracturing and other oil and gas operations, including local county and city governments in Colorado.

The adoption of future federal, state or local laws or implementing regulations imposing new environmental obligations on, or otherwise limiting, our operations could make it more difficult and more expensive to complete oil and natural gas wells, increase our costs of compliance and doing business, delay or prevent the development of certain resources (including especially shale formations that are not commercial without the use of hydraulic fracturing), or alter the demand for and consumption of our products and services. We cannot assure you that any such outcome would not be material, and any such outcome could have a material and adverse impact on our cash flows and results of operations.

Any local moratoria or bans on our activities could have a negative impact on our business, financial condition and results of operations.

Some local governments are adopting new requirements on hydraulic fracturing and other oil and gas operations. Some counties in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered memoranda of agreement with oil and gas producers to accomplish the same objective. Beyond that, in 2012, Longmont, Colorado prohibited the use of hydraulic fracturing. The oil and gas industry and the State are challenging that ban, and the authority of local jurisdictions to regulate oil and gas development, in court. In November 2013, four other Colorado cities and counties passed voter initiatives either placing a moratorium on hydraulic fracturing or banning new oil and gas development. These initiatives too are the subject of pending legal challenge. While these initiatives cover areas with little recent or ongoing oil and gas development, they could lead opponents of hydraulic fracturing to push for statewide referendums, especially in Colorado. If we are required to cease operating in any of the areas in which we now operate as the result of bans or moratoria on drilling or related oilfield services activities, it could have a material effect on our business, financial condition and results of operations.

Environmental compliance costs and environmental liabilities could have a material adverse effect on our financial condition and operations.
Our operations are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of permits before drilling commences;

•	restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

•	impose substantial liabilities for pollution resulting from our operations.
The trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on our operating costs, as well as on the oil and natural gas industry in general.

Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, including limited coverage for sudden and accidental environmental damages, but this insurance may not extend to the full potential liability that could be caused by sudden and accidental environmental damages and further may not cover environmental damages that occur over time. Accordingly, we may be subject to liability or may lose the ability to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.
The Oil Pollution Act of 1990 imposes a variety of regulations on “responsible parties” related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act, could have a material adverse impact on us.
The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.
 The Dodd-Frank Act, which was signed into law on July 21, 2010, establishes, among other provisions, federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act also establishes margin requirements and certain transaction clearing and trade execution requirements. On October 18, 2011, the Commodities Futures Trading Commission (the "CFTC") approved regulations to set position limits for certain futures and option contracts in the major energy markets, which were successfully challenged in federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. The CFTC has filed a notice of appeal with respect to this ruling. Under CFTC final rules promulgated under the Dodd-Frank Act, we believe our derivatives activity will qualify for the non-financial, commercial end-user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement. The Dodd-Frank Act may also require us to comply with margin requirements in our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.
The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of derivative as a result of the Dodd-Frank Act and regulations, our results of operations may be more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.
From time to time legislative proposals are made that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included, among others, eliminating the immediate deduction for intangible drilling and development costs, eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development, repealing the percentage depletion allowance for oil and natural gas properties and extending the amortization period for certain geological and geophysical expenditures. Such proposed changes in the U.S. tax laws, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and natural gas exploration and development, could adversely affect our business, financial condition, results of operations and cash flows.

Our indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of August 31, 2014 the aggregate amount of our outstanding indebtedness, net of cash on hand, was $2.2 million, which could have important consequences for you, including the following:

•
the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•
the amount of our interest expense may increase because certain of our borrowings in the future may be at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially extended or further declines in oil and natural gas prices; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay principal and interest on our indebtedness or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.
Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Our credit facility contains a number of significant covenants that, among other things, restrict or limit our ability to:

•	pay dividends or distributions on our capital stock or issue preferred stock;

•	repurchase, redeem or retire our capital stock or subordinated debt;

•	make certain loans and investments;

•	sell assets;

•	enter into certain transactions with affiliates;

•	create or assume certain liens on our assets;

•	enter into sale and leaseback transactions;

•	merge or to enter into other business combination transactions; or

•	engage in certain other corporate activities.
Also, our credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our credit facility.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility. A default, if not cured or waived, could result in all indebtedness outstanding under our credit facility to become immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.

Our two most senior executives may allocate some portion of their time to other business interests, which could have a negative impact on our operations.
Our two most senior executives have other business interests to which they allocate a portion of their professional time. Because of this, their employment agreements provide that they are only obligated to devote eighty percent of their time to our affairs. While in the past they have devoted substantially all of their time to our business, they could allocate more of their time to these other interests, which could have a negative impact on our operations.
Our disclosure controls and procedures may not prevent or detect potential acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual reports on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Risks Relating to our Common Stock
We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.
Since inception, we have not paid any cash dividends on common stock. Cash dividends are restricted under the terms of our credit facility and we presently intend to continue the policy of using retained earnings for expansion of our business. Any future dividends also may be restricted by our then-existing debt agreements.

Our stock price could be volatile, which could cause you to lose part or all of your investment.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other energy companies, has been and may continue to be highly volatile. During the year ended August 31, 2014, the sales price of our stock ranged from a low of $8.11 per share (on January 6, 2014) to a high of $14.11 per share (on June 25, 2014). Factors such as announcements concerning changes in prices of oil and natural gas, the success of our acquisition, exploration and development activities, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

The market valuation of our business may fluctuate due to factors beyond our control and the value of the investment of our stockholders may fluctuate correspondingly.

The market valuation of energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	Changes in securities analysts’ estimates of our financial performance;
•	Fluctuations in stock market prices and volumes, particularly among securities of energy companies;
•	Changes in market valuations of similar companies;
•	Announcements by us or our competitors of significant contracts, new acquisitions, discoveries, commercial relationships, joint ventures or capital commitments;
•	Variations in our quarterly operating results;
•	Fluctuations in oil and natural gas prices;
•	Loss of a major customer;
•	Loss of a relationship with a partner; and
•	Additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE MKT under the symbol “SYRG”.

Trading of our stock on the NYSE Amex (predecessor to the NYSE MKT) began on July 27, 2011.  Prior to listing on the NYSE Amex, our stock traded on the OTC Bulletin Board.  Shown below is the range of high and low sales prices for our common stock as reported by the NYSE MKT for the past two fiscal years.

Quarter Ended	High	Low
November 30, 2013	$11.40	$8.86
February 29, 2014	$10.69	$8.11
May 31, 2014	$12.96	$9.70
August 31, 2014	$14.11	$10.13

Quarter Ended	High	Low
November 30, 2012	$4.74	$2.70
February 28, 2013	$7.00	$3.75
May 31, 2013	$7.78	$6.14
August 31, 2013	$9.43	$6.23

As of October 10, 2014, the closing price of our common stock on the NYSE MKT was $10.19.

As of October 10, 2014, we had 79,293,688 outstanding shares of common stock and 131 shareholders of record.  The number of beneficial owners of our common stock is in excess of 4,600.

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

Additional Shares Which May be Issued

The following table lists additional shares of our common stock, which may be issued as of October 10, 2014, upon the exercise of outstanding options or warrants.

	Number of Shares	Note Reference
Shares issuable upon the exercise of Series C warrants	1,240,330	A

Shares issuable upon the exercise of Series D warrants (also described as Placement Agent warrants)	1,058	A

Shares issuable upon exercise of options held by our officers and employees	2,118,000	B

A.           We issued 9,000,000 Series C warrants in connection with the sale of 180 Units at a price of $100,000 per Unit to private investors during fiscal year 2010.  Each Unit consisted of one $100,000 note and 50,000 Series C warrants.   Each Series C warrant entitles the holder to purchase one share of our common stock at a price of $6.00 per share at any time prior to December 31, 2014.  As of October 10, 2014, 7,759,670 warrants had been exercised.  We received cash proceeds of $46.6 million from the exercise of the warrants.

In connection with the unit offering, we also sold to the placement agent, for a nominal price, warrants to purchase 1,125,000 shares of our common stock at a price of $1.60 per share (these warrants are sometimes described as Series D warrants).  The placement agent’s warrants expire on December 31, 2014.  As of October 10, 2014, warrants to purchase 1,123,942 shares had been exercised by their holders.

B.           See Item 8 of this report for information regarding shares issuable upon exercise of options held by our officers and employees.

Comparison of Cumulative Return

The performance graph below compares the cumulative total return of our common stock over the five-year period ended August 31, 2014, with the cumulative total returns for the same period for the Standard and Poor's ("S&P") 500 Index and the companies with a Standard Industrial Code ("SIC") of 1311. The SIC Code 1311 is a weighted composite of 254 crude petroleum and natural gas companies. The cumulative total shareholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our common stock on September 1, 2009 and in the S&P 500 Index and the SIC Code on the same date. The results shown in the graph below are not necessarily indicative of future performance.

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

	For the Years Ended August 31,
	2014	2013	2012	2011	2010
Results of Operations (in thousands):
Revenues	$104,219	$46,223	$24,969	$10,002	$2,158
Net income (loss)	28,853	9,581	12,124	(11,600)	(10,794)

Net income (loss) per common share:
Basic	$0.38	$0.17	$0.26	$(0.45)	$(0.88)
Diluted	$0.37	$0.16	$0.25	$(0.45)	$(0.88)

Certain Balance Sheet Information (in thousands):
Total Assets	$448,542	$291,236	$120,731	$63,698	$24,842
Working Capital	(35,338)	50,608	10,875	685	6,237
Total Liabilities	167,052	88,016	19,619	14,590	25,859
Equity (Deficit)	281,490	203,220	101,112	49,108	(1,017)

Certain Operating Statistics:
Production:
Oil (Bbls)	941,218	421,265	235,691	89,917	21,080
Gas (Mcf)	3,747,074	2,107,603	1,109,057	450,831	141,154
Total production in BOE	1,565,729	772,532	420,534	165,056	44,606
Average sales price per BOE	$66.56	$59.83	$59.38	$59.24	$48.39
LOE per BOE	$5.10	$4.42	$2.89	$2.94	$1.94
DDA per BOE	$21.05	$17.26	$14.29	$16.62	$15.52

The fluctuation in results of operations and financial position is due in part to acquisitions of producing oil and gas properties coupled with the aggressive drilling program we executed during 2012, 2013 and 2014.

See Note 17 to the Financial Statements included as part of this report for our quarterly financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the financial condition as of August 31, 2014, and the results of operations for the years ended August 31, 2014, 2013 and 2012.  It should be read in conjunction with the “Selected Financial Data” and the accompanying audited financial statements and related notes thereto contained in this Annual Report on Form 10-K.

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

Overview

We are a growth-oriented independent oil and gas company engaged in the acquisition, development, and production of crude oil and natural gas in and around the Denver-Julesburg Basin (“D-J Basin”) of Colorado. The D-J Basin generally extends from the Denver metropolitan area throughout northeast Colorado into Wyoming, Nebraska and Kansas.  It contains hydrocarbon bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, Sussex, J-Sand and D-Sand.  The area known as the Wattenberg Field covers the western flank of the D-J basin, particularly in Weld County.  The area has produced oil and gas for over fifty years and has a history as one of the most prolific production areas in the country.  Substantially all of our producing wells are either in or adjacent to the Wattenberg Field.

In addition to the approximately 31,000 net developed and undeveloped acres that we hold in the Wattenberg Field, we hold approximately 26,000 undeveloped acres in an area directly to the north and east of the Wattenberg Field that is considered the Northern Extension area. We are currently permitting twelve wells targeting the Greenhorn formation on our leasehold in this area and plan to spud the first well in early calendar year 2015. We have a significant leasehold of undeveloped acreage in western Nebraska.  We have entered into a joint exploration agreement with a private operating company based in Denver to drill up to ten wells in this area.  We expect drilling activities to commence in Nebraska before December 31, 2014.  We also have mineral assets in Yuma and Washington Counties, Colorado that are in an area that has a history of dry gas production from the Niobrara formation.

Since commencing active operations in September 2008, we have undergone significant growth.  Our growth was primarily driven by (i) our activities as an operator where we drill and complete productive oil and gas wells; (ii) our participation as a part owner in wells drilled by other operating companies; and (iii) our acquisition of producing oil wells from other individuals or companies.  As of August 31, 2014, we have completed, acquired, or participated in 404 gross (284 net) successful oil and gas wells.  We drilled one exploratory test well during fiscal 2014, which was immediately plugged and abandoned.  The following tables summarize activity with respect to operated and non-operated vertical and horizontal wells during the last three years:

	VERTICAL WELLS
	OPERATED WELLS		NON-OPERATED WELLS
	Completed		Participated		Acquired		Total
Years ended:	Gross	Net	Gross	Net	Gross	Net	Gross	Net

August 31, 2012	51	48	8	3	4	4	63	55
August 31, 2013	27	26	10	4	36	34	73	64
August 31, 2014	1	1	5	1	60	35	66	37

Total	79	75	23	8	100	73	202	156

	HORIZONTAL WELLS
	OPERATED WELLS		NON-OPERATED WELLS
	Completed		Participated		Acquired		Total
Years ended:	Gross	Net	Gross	Net	Gross	Net	Gross	Net

August 31, 2012	-	-	5	1	-	-	5	1
August 31, 2013	-	-	11	2	-	-	11	2
August 31, 2014	31	29	23	2	-	-	54	31

Total	31	29	39	5	-	-	70	34

As is evident in the tables above, we have undergone a shift in focus with respect to the types of wells we are completing.  Whereas early development efforts were focused on drilling vertical wells into the Niobrara, Codell, and J-Sand formations, in May 2013, development efforts have shifted to horizontal wells.  Horizontal wells are significantly more expensive and take longer to drill and complete than vertical wells, but ultimately generally yield a greater return. We substantially completed five Renfroe wells during 2013 and they commenced production during September 2013.  During fiscal 2014, we also commenced production from 26 wells in the Leffler, Phelps, Union, Eberle and Kelly Farms prospects.

In addition to the 404 wells that had reached productive status as of August 31, 2014, we were the operator of 10 horizontal wells in progress.  Two of those wells, including one well on the Eberle prospect and one well on the Phelps prospect, commenced production early in September 2014.  We were participating as a non-operator in 43 gross (6 net) horizontal wells that were in various stages of the drilling or completion process.  Generally, horizontal wells on a six well pad are expected to require 120 to 150 days to drill, complete and connect to the gathering system.

As of August 31, 2014, we:

•	were the operator of 31 horizontal wells that were producing oil and gas and we were participating as a non-operating working interest owner in 39 horizontal producing wells;

•	were the operator of 269 vertical wells that were producing oil and gas and we were participating as a non-operating working interest owner in 65 producing wells;

•	were the operator of 10 wells in progress and we were participating as a non-operating working interest owner in 43 wells in progress;

•	held approximately 451,000 gross acres and 309,000 net acres under lease; and

•	had estimated proved reserves of 16.3 million barrels (“Bbls”) of oil and 95.2 billion cubic feet (“Bcf”) of gas.

During our fiscal year ended August 31, 2014, we increased our estimated proved reserves by 133% on a BOE equivalent basis and increased our estimated proved reserves by 126% on a PV-10 basis.  During the last three months of the fiscal year ended August 31, 2014, we commenced production on three pads in the Wattenberg field, which significantly increased our BOE production.  Our consolidated daily production from our producing wells increased during fiscal 2014 from 2,479 BOED as of August 31, 2013 to 5,894 BOED as of August 31, 2014.

Strategy

Our basic strategy for continued growth includes additional drilling activities and acquisition of existing wells in well-defined areas that provide significant cash flow and rapid return on investment.  We attempt to maximize our return on assets by drilling in low risk areas and by operating wells in which we have a majority net revenue interest.  Our drilling efforts have been, and for the foreseeable future will continue to be, focused on the Wattenberg Field as it yields consistent results.  Our drilling strategy has shifted during the past two years to focus our efforts towards drilling horizontal wells.  During the year ended August 31, 2014, we drilled or participated in 31 net horizontal wells and substantially ceased completion and re-completion of our vertical wells.  Our plans for 2015 contemplate drilling or participating in 41 to 48 net horizontal wells.

Historically, our cash flow from operations was not sufficient to fund our growth plans and we relied on proceeds from the sale of debt and equity securities.  We had also arranged for a bank credit facility to fund our liquidity needs.  During fiscal 2014, our primary source of capital resources was cash on hand at the beginning of the year, cash flow from operations and proceeds from the exercise of warrants.  We plan to continue to finance an increasing percentage of our growth with internally generated funds.  Ultimately, implementation of our growth plans will be dependent upon the success of our operations and the amount of financing we are able to obtain.  For more information, see “Liquidity and Capital Resources.”

Significant Developments

Drilling operations

Our significant developments during fiscal 2014 are described in detail in Item 1 “Business” under the heading 2014 Operational and Financial Summary.

Market conditions

Market prices for our products significantly impact our revenues, net income and cash flow.  The market prices for crude oil and natural gas are inherently volatile.  To provide historical perspective, the following table presents the average annual New York Mercantile Exchange ("NYMEX") prices for oil and natural gas for each of the last five fiscal years:

	Years Ended August 31,
	2014	2013	2012	2011	2010
Average NYMEX prices
Oil (per bbl)	$100.39	$94.58	$94.88	$91.79	$76.65
Natural gas (per mcf)	$4.38	$3.55	$2.82	$4.12	$4.45

For the periods presented in this report, the following table presents the average NYMEX price as well as the differential between the NYMEX prices and the wellhead prices realized by us.

Fiscal years ended:	August 31,
	2014	2013	2012
Oil (NYMEX WTI)
Average NYMEX Price	$100.39	$94.58	$94.88
Realized Price	$89.98	$85.95	$87.59
Differential	$(10.41)	$(8.63)	$(7.29)

Gas (NYMEX Henry Hub)
Average NYMEX Price	$4.38	$3.55	$2.82
Realized Price	$5.21	$4.75	$3.90
Differential	$0.83	$1.20	$1.08

Market conditions in the Wattenberg Field require us to sell oil at prices less than the prices posted by the NYMEX.  The negative differential has increased during our 2014 fiscal year.    However, we are able to sell gas at prices greater than the posted prices, primarily because prices we receive include payment for the natural gas liquids produced with the gas.

Results of Operations

Material changes of certain items in our statements of operations included in our financial statements for the periods presented are discussed below.

For the year ended August 31, 2014, compared to the year ended August 31, 2013

For the year ended August 31, 2014, we reported net income of $28.9 million compared to net income of $9.6 million for the twelve months ended August 31, 2013.  Earnings per basic and diluted share were $0.38 per basic and $0.37 per diluted share for the year ended August 31, 2014 compared to $0.17 per basic and $0.16 per diluted share during the same period one year prior.  Rapid growth in reserves, producing wells and daily production totals, as well as the impact of changing prices on our commodity hedge positions drove this increase.  The significant variances between the two years were primarily caused by increased revenues and expenses associated with production from 31 new horizontal wells and the acquisition of producing properties included in the Trilogy and Apollo transactions.  The following discussion expands upon significant items of inflow and outflow that affected results of operations.

Oil and Gas Production and Revenues – For the year ended August 31, 2014, we recorded total oil and gas revenues of $104.2 million compared to $46.2 million for the year ended August 31, 2013, an increase of $58.0 million or 125%.

As of August 31, 2014, we owned interests in 404 producing wells.  Net oil and gas production averaged 4,290 BOE per day in fiscal 2014, compared to 2,117 BOE per day for 2013, a year-over-year increase of 103% in BOEPD production.  The significant increase in production from the prior year reflects our increased well count and shift to horizontal wells.

Our rate of growth was even more pronounced at the end of our fiscal year.  During the fourth quarter of 2014, we completed 15 new horizontal wells. Production for the fourth fiscal quarter of 2014 averaged 5,894 BOE per day.

Our revenues are sensitive to changes in commodity prices.  As shown in the following table, there has been an increase of 11% in average realized sales prices between 2013 and 2014.  The following table presents actual realized prices, without the effect of hedge transactions.  The impact of hedge transactions is presented later in this discussion.

Key production information is summarized in the following table:

	Years Ended August 31,
	2014	2013
Production:
Oil (Bbls1)	941,218	421,265
Gas (Mcf2)	3,747,074	2,107,603

Total production in BOE[3]	1,565,729	772,532

Revenues (in thousands):
Oil	$84,693	$36,206
Gas	19,526	10,017
	$104,219	$46,223
Average sales price:
Oil	$89.98	$85.95
Gas	$5.21	$4.75
BOE	$66.56	$59.83

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
3	“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Lease Operating Expenses (“LOE”) and Production Taxes – Direct operating costs of producing oil and natural gas and taxes on production and properties are reported as lease operating expenses as follows (in thousands):

	Years Ended August 31,
	2014	2013
Production costs	$7,794	$3,198
Work-over	197	219
Lifting cost	7,991	3,417
Severance and ad valorem taxes	9,667	4,237
Total LOE	$17,658	$7,654

Per BOE:
Production costs	$4.98	$4.14
Work-over	0.12	0.28
Lifting cost	5.10	4.42
Severance and ad valorem taxes	6.17	5.48
Total LOE	$11.27	$9.90

Lease operating and work-over costs tend to increase or decrease primarily in relation to the number of wells in production and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of crude oil and natural gas.  Taxes make up the largest single component of direct costs and tend to increase or decrease primarily based on the value of oil and gas sold.  As a percentage of revenues, taxes averaged 9.3% in 2014 and 9.2% in 2013.

From 2013 to 2014, we experienced an increase in production cost per BOE in connection with additional costs to bolster output from some of our older wells as well as additional costs to operate horizontal wells.  We continue to work diligently to mitigate production difficulties within the Wattenberg Field.  Additional wellhead compression has been added at some well locations and older equipment has been replaced or refurbished.  During 2014, we incurred additional costs related to the integration of the newly acquired producing properties.  In particular, the acquisition of a disposal well in one of the acquisitions added to our average cost per BOE, as the disposal well has a slightly different cost profile than our other wells.  As expected, horizontal wells are more costly to operate than vertical wells, especially during the early stages of production.  Finally, costs incurred to comply with new environmental regulations are significant.

Depletion, Depreciation and Amortization (“DDA”) – The following table summarizes the components of DDA:

	Years ended August 31,
(in thousands)	2014	2013
Depletion	$32,132	$13,046
Depreciation and amortization	826	290
Total DDA	$32,958	$13,336

DDA expense per BOE	$21.05	$17.26

For the year ended August 31, 2014, depletion of oil and gas properties was $21.05 per BOE compared to $17.26 for the year ended August 31, 2013.  The increase in the DDA rate was the result of an increase in both the ratio of reserves produced and the total costs capitalized in the full cost pool.   Capitalized costs of evaluated oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determine the depletion rate.  For fiscal year 2014, production represented 4.6% of our reserve base compared to 5.2% for the year ended August 31, 2013.  A contributing factor to the change in the ratio was the inclusion of additional horizontal wells in the calculation.  Consistent with the expected decline curve for wells targeting the Niobrara and Codell formations, we expect horizontal wells to exhibit robust production during the first few weeks, decline rapidly over the first six months, and eventually stabilize over an expected life in excess of 30 years.  However, the initial reserve estimates for horizontal wells have not incorporated all of the reserves that may ultimately be recovered.  The initial reserves estimated for horizontal development prospects have been prepared using an average of 80 acre spacing, compared to 20 acre spacing for vertical well development.  As we gain more experience with the development of horizontal sections, we believe that spacing units will decrease, effectively increasing the EUR for each section.

In addition to a change in the ratio of production to EUR, our DDA rate was affected by the increasing costs of mineral leases, included as proven properties, and the costs associated with the acquisition of producing properties.  Leasing costs in the D-J Basin continue to increase with the success of horizontal development.  For acquisition of producing properties, substantially all of the costs are allocated to proved reserves and included in the full cost pool.  The allocation of the purchase price related to the November 2013 Trilogy and Apollo acquisitions was at a higher cost per BOE than our historical cost of acquiring leaseholds and developing our properties.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  Both of these acquisitions include areas that have the potential for future development.  Successful development of these areas that increased proved reserves would have the impact of reducing cost per BOE.

General and Administrative (“G&A”) –The following table summarizes G&A expenses incurred and capitalized during the last two years

	Years Ended August 31,
(in thousands)	2014	2013
G&A costs incurred	$11,369	$6,325
Capitalized costs	(1,230)	(637)
Total G&A	$10,139	$5,688

G&A Expense per BOE	$6.48	$7.36

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 29 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.  We maintain our corporate office in Platteville, CO partially to avoid higher rents in other areas.

Although G&A costs have increased as we grow the business, we strive to maintain an efficient overhead structure.  For the fiscal year ended August 31, 2014, G&A was $6.48 per BOE compared to $7.36 for the fiscal year ended August 31, 2013, primarily as a result of the increase in BOE produced during fiscal 2014.

Our G&A expense for 2014 includes share-based compensation of $3.0 million, compared to $1.4 million in 2013.  Share-based compensation includes a calculated value for stock options or shares of common stock that we grant for compensatory purposes.  It is a non-cash charge, which, for stock options, is calculated using the Black-Scholes-Merton option pricing model to estimate the fair value of options.  Amounts are pro-rated over the vesting terms of the option agreement, generally three to five years.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties.  Those costs are reclassified from G&A expenses and capitalized into the full cost pool.  The increase in capitalized costs from 2013 to 2014 reflects our increasing activities to acquire leases and develop the properties.

Other Income (Expense) – Neither interest expense nor interest income had a significant impact on our results of operations for 2014 or 2013.  The interest costs that we incurred under our credit facility were eligible for capitalization into the full cost pool.  We capitalize interest costs that are related to the cost of assets during the period of time before they are placed into service.

Commodity derivative gains (losses) – As more fully described in the paragraphs titled “Oil and Gas Commodity Contracts” and “Hedge Activity Accounting” located in “Liquidity and Capital Resources,” we use commodity contracts to mitigate the risks inherent in the price volatility of oil and natural gas.  In the year ended August 31, 2014, we realized a cash settlement loss of $2.1 million related to contracts that settled during the period.  For the year ended August 31, 2013, we realized a cash settlement loss of $0.4 million.

In addition, we recorded an unrealized gain of $2.5 million to recognize the mark-to-market change in fair value of our futures contracts for the year ended August 31, 2014.  In comparison, in the year ended August 31, 2013 we reported an unrealized loss of $2.6 million.  Unrealized gains and losses are non-cash items.

Income Taxes – We reported income tax expense of $15.0 million for the fiscal year ended August 31, 2014, calculated at an effective tax rate of 34%.  During the comparable prior year, we reported income tax expense of $6.9 million, calculated at an effective tax rate of 42%.  For both periods, it appears that the tax liability will be substantially deferred into future years.  During fiscal year 2014, the effective tax rate was reduced from the federal and state statutory rate by the impact of deductions for percentage depletion.

For tax purposes, we have a net operating loss (“NOL”) carryover for federal purposes of $33.2 million and for state tax purposes of approximately $41.1 million, which is available to offset future taxable income and will expire, if not utilized, beginning in year 2031.  For book purposes, the NOL is $22.5 million, as there is a difference of $10.7 million related to deductions for stock based compensation.

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

There was an improvement in operating income, which increased from $11.8 million in 2012 to $19.5 million.  Our 66% improvement in operating profitability was driven by our successful drilling program and integration of producing wells added in the December 2012 Orr Energy acquisition. The significant variances between the two years were primarily caused by increased revenues and expenses associated with a greater number of producing wells.  The following discussion expands upon significant items of inflow and outflow that affected results of operations.

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

	Years Ended August 31,
	2013	2012
Production:
Oil (Bbls1)	421,265	235,691
Gas (Mcf2)	2,107,603	1,109,057

Total production in BOE[3]	772,532	420,534

Revenues (in thousands):
Oil	$36,206	$20,644
Gas	10,017	4,325
	$46,223	$24,969
Average sales price:
Oil	$85.95	$87.59
Gas	$4.75	$3.90
BOE	$59.83	$59.38

1	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume in reference to crude oil or other liquid hydrocarbons.
2	“Mcf” refers to one thousand cubic feet of natural gas.
3	“BOE” refers to barrel of oil equivalent, which combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

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

Lease operating and work-over costs tend to fluctuate with the number of producing wells, and, to a lesser extent, on variations in oil field service costs and changes in the production mix of crude oil and natural gas.  From 2012 to 2013, we experienced an increase in production cost per BOE in connection with additional costs to bolster output from some of our older wells.  Taxes, the largest component of lease operating expenses, generally move with the value of oil and gas sold.  As a percent of revenues, taxes averaged 9.2% in 2013 and 9.8% in 2012.

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

Depletion expense per BOE increased 21% from 2012 to 2013.  For the fiscal year ended August 31, 2013, depletion of oil and gas properties was $17.26 per BOE compared to $14.29 for the fiscal year ended August 31, 2012.  The increase in the DD&A rate was primarily the result of the allocation of the purchase price to proved properties related to our December 2012 acquisition of Orr Energy.  Acquired proved reserves are valued at fair market value on the date of the acquisition, which contributes to a higher amortization base, as compared to our historical cost of acquiring leaseholds and developing our properties.  To date, the fair value of our acquired reserves has been higher than our historical cost of developing our properties even though the resulting EURs are equivalent.  Therefore, the increase in the ratio of costs subject to amortization to the reserves acquired is greater than our internally developed properties.  We believe that, although initially acquisitions increase our DD&A rate per BOE over the development of the acquired properties, the resulting rates will decline with the drilling of horizontal wells and the addition of the related reserves.

General and Administrative (“G&A”) –The following table summarizes general and administration expenses incurred and capitalized during the last two years:

	Years Ended August 31,
(in thousands)	2013	2012
G&A costs incurred	$6,325	$3,902
Capitalized costs	(637)	(345)
Total G&A	$5,688	$3,557

G&A Expense per BOE	$7.36	$8.46

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others.  In an effort to minimize overhead costs, we employ a total staff of 16 employees, and use consultants, advisors, and contractors to perform certain tasks when it is cost-effective.  We maintain our corporate office in Platteville, CO partially to avoid higher rents in other areas.

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

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the development of properties.  Those costs are reclassified from G&A expenses and capitalized into the full cost pool.  The increase in capitalized costs from 2012 to 2013 reflects our increasing activities to acquire leases and develop the properties.

Other Income (Expense) – Neither interest expense nor interest income had a significant impact on our results of operations for 2013.  Substantially all of the interest costs incurred under our credit facility were classified as costs related to our unevaluated assets or wells in progress and were eligible for capitalization into the full cost pool.

Beginning in 2013, we entered into commodity derivative contracts for the future sale of oil.  We designed our derivative activity to protect our cash flow during periods of oil price declines.  Using swaps and collars, we hedged 340,000 barrels of future production for a period of 22 months.  Generally, contracts are based upon a reference price indexed to trading of West Texas Intermediate Crude Oil on the NYMEX.  During the year ended August 31, 2013, the average index prices were higher than our average contract prices, and we realized a loss of $0.4 million for the year.  As of August 31, 2013, the weighted average future index prices were $101.81 per barrel, approximately $7.64 higher than our contract price, creating an unrealized loss of $2.6 million at the end of the year.

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

Each year, management evaluates all the positive and negative evidence regarding our tax position and reaches a conclusion on the most likely outcome.  During 2013 and 2012, we concluded that it was more likely than not that we would be able to realize a benefit from the NOL, and in 2012 we eliminated our entire valuation allowance of $4.9 million.  Prior to 2012, management concluded that it was more likely than not that our net deferred tax asset would not be realized in the foreseeable future and, accordingly, a full valuation allowance was provided against the net deferred tax asset.

Liquidity and Capital Resources

Historically, we have been reliant on net cash provided by sales and other issuances of equity and debt securities as a source of liquidity.  We have also relied on cash flow from operations, proceeds from the sale of properties, and borrowings under bank credit facilities.  Our primary use of capital has been for the exploration, development and acquisition of oil and natural gas properties.  Our future success in growing proved reserves and production will be highly dependent on capital resources available to us.  We believe that, in the near future, the combination of cash on hand, cash flows from operations and available borrowings under our revolving credit facility will provide sufficient liquidity.  However, unforeseen events may require us to obtain additional equity or debt financing.  We have on file with the SEC an effective universal shelf registration statement that we may use for future securities offerings.  Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

Sources and Uses

At August 31, 2014, we had cash and cash equivalents of $34.8 million and an outstanding balance of $37 million under our revolving credit facility.  Our sources and (uses) of funds for the fiscal years ended August 31, 2014, 2013 and 2012, are summarized below (in thousands):

	Years Ended August 31,
	2014	2013	2012
Cash provided by operations	$74,905	$32,120	$21,252
Capital expenditures	(155,602)	(80,469)	(46,751)
Property conveyances	-	-	71
Cash used by other investing activities	60,722	(60,000)	-
Cash provided by equity financing activities	35,265	74,528	37,421
Net borrowings	-	34,000	(2,200)
Net increase in cash and equivalents	$15,290	$179	$9,793

Net cash provided by operations has improved during each of the last three years.  The significant improvement reflects the operating contribution from new wells that were drilled and producing wells that were acquired.   The increase in net cash provided by operations allowed us to become less reliant on equity sales for financing our capital expenditures in fiscal 2014.

Credit Arrangements

In December 2013 and June 2014, we modified our borrowing arrangements.  The new revolving line of credit increases the maximum lending commitment to $300 million, subject to the limitations of a borrowing base calculation.  The bank group providing the facility is led by Community Banks of Colorado, a division of NBH Bank, NA.

The arrangement contains covenants that, among other things, restrict the payment of dividends and require compliance with certain financial ratios.  The borrowing arrangement is primarily collateralized by certain of our assets, including producing properties.  The maximum lending commitment is subject to reduction based upon a borrowing base calculation, which will be re-determined semi-annually using updated reserve reports.  Based upon the semi-annual redetermination derived from the February 28, 2014 reserve report, the borrowing base was increased to $110 million.

We currently have approximately $73 million available for future borrowings if needed.  Additional borrowings, if any, are expected to be used to fund acquisitions, expenditures for well drilling and development, and to provide working capital.

Interest on our revolving line of credit accrues at a variable rate, which will equal or exceed the minimum rate of 2.5%.  The interest rate pricing grid contains a graduated escalation in applicable margin for increased utilization.  At our option, interest rates will be referenced to the Prime Rate plus a margin of 0.5% to 1.5%, or the London InterBank Offered Rate plus a margin of 1.75% to 2.75%.  The amended maturity date for the arrangement is May 29, 2019.

Reconciliation of Cash Payments to Capital Expenditures

Capital expenditures reported in the statement of cash flows are calculated on a strict cash basis, which differs from the “all-inclusive” basis used to calculate other amounts reported in our financial statements.  Specifically, cash payments for acquisition of property and equipment as reflected in the statement of cash flows excludes non-cash capital expenditures and includes an adjustment (plus or minus) to reflect the timing of when the capital expenditure obligations are incurred and when the actual cash payment is made.   On the “all-inclusive” basis, capital expenditures totaled $214.0 million and $118.1 million for the years ended August 31, 2014 and 2013, respectively.  A reconciliation of the differences between cash payments and the “all-inclusive” amounts is summarized in the following table (in thousands):

	Years Ended August 31,
	2014	2013	2012
Cash payments for capital expenditures	$155,602	$80,469	$46,751
Accrued costs, beginning of period	(25,491)	(5,733)	(4,967)
Accrued costs, end of period	71,849	25,491	5,733
Non-cash acquisitions, common stock	11,184	16,684	1,985
Other	905	1,233	300
All inclusive capital expenditures	$214,049	$118,144	$49,802

Capital Expenditures

During the fiscal year ended August 31, 2014, we engaged in drilling or completion activities on 31 producing horizontal wells that we will operate, including 26 producing wells on the Leffler, Phelps, Eberle, Union, and Kelly Farms prospects.  Furthermore, five wells drilled during 2013 at the Renfroe prospect commenced production during fiscal 2014. Our drilling efforts accelerated in the second half of the year, as five of these wells commenced production during our third fiscal quarter and 15 commenced production during our fourth quarter.  During 2014, we expended approximately $130 million on operated horizontal wells.  As of August 31, 2014, we were drilling or completing 10 operated wells in progress that had not reached productive status.  Most of the wells in progress were located at the Weld 152 and Kiehn prospects.  We participated in drilling and completion activities on 71 gross (9 net) non-operated wells at a cost of $25 million.  As of August 31, 2014, 28 gross well (3 net) had commenced production and 43 gross wells (6 net) were classified as wells in progress.  Total capital expenditures classified as wells still in progress at August 31, 2014, was $53.7 million.

We also drilled a test well at the Buffalo Run prospect to examine the potential for production from the Niobrara, Codell, Greenhorn and D-Sand formation.  Our analysis of core samples from the test well held sufficient potential that we plan to commence development drilling in the area during 2015.  Further, we invested $39 million in the acquisition of assets from Trilogy Resources LLC and Apollo Operating LLC, including approximately $8.3 million paid in the form of our common stock.  Other expenditures included $20 million for the acquisition of lands, leases and other mineral assets, including $2.9 million paid in the form of common stock.

Capital Requirements

Our primary need for cash will be to fund our drilling and acquisition programs for the fiscal year ending August 31, 2015.  Our cash requirements have increased significantly as we implement our horizontal drilling program.  Each horizontal well is estimated to cost between $3.6 million and $5.5 million, depending on the length of the lateral wellbore, the number of stages, and other variables.   Our preliminary capital expenditure plan for fiscal 2015 provides for spending of $200 million to $225 million for drilling and leasing activities.  We are planning to drill 35 to 40 operated wells with costs ranging from $3.6 million to $5.5 million and to participate in  six to eight (net) non-operated wells at a per well cost of $4.5 million to $5.0 million.  Finally, leasing and other activities are planned at $10 million to $15 million.  Our capital expenditure estimate is subject to adjustment for drilling success, acquisition opportunities, operating cash flow, and available capital resources.

We plan to generate profits by producing oil and natural gas from wells that we drill or acquire.  For the near term, we believe that we have sufficient liquidity to fund our needs through cash on hand, cash flow from operations, proceeds from the exercise of warrants, and additional borrowings available under our revolving credit facility.  However, to meet all of our long-term goals, we may need to raise some of the funds required to drill new wells through the sale of our securities, from our revolving credit facility or from third parties willing to pay our share of drilling and completing the wells.  We may not be successful in raising the capital needed to drill or acquire oil or gas wells.  Any wells which may be drilled by us may not produce oil or gas in commercial quantities.

Oil and Gas Commodity Contracts

We use derivative contracts to hedge against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and gas production.  Our hedge positions will generally cover a substantial portion of our forecasted production for a period of 24 months.  We typically enter into contracts covering between 45% and 85% of anticipated production levels.  During the year ended August 31, 2014, we realized a cash loss from commodity derivatives of $2.1 million.  Our contracts during fiscal 2014 covered crude oil sales of 470,670 bbls and natural gas sales of 390,000  mcf. At October 10, 2014, we had open positions covering of 1.1 million bbls of oil and 1.7 million mcf of natural gas.  We do not use derivative instruments for trading purposes.

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

During the year ended August 31, 2014, we reported an unrealized commodity activity gain of $2.5 million.  Unrealized gains and losses are non-cash items.  We also reported a realized loss of $2.1 million, representing the cash settlement cost for contracts settled during the period.

At August 31, 2014, we estimate that the fair value of our various commodity derivative contracts was a net asset of $0.2 million.  We value these contracts using fair value methodology that considers various inputs including a) quoted forecast prices, b) time value, c) volatility factors, d) counterparty risk, and e) other relevant factors.  The fair value of these contracts as estimated at August 31, 2014 may differ significantly from the realized values at their respective settlement dates.

Our commodity derivative contracts as of October 10, 2014 as summarized below:

	Hedge Volumes		Average Collar Prices (1)		Average Swap Prices (1)
Month	Oil (Bbl)	Gas (MMBtu)	Average Oil (Bbl) Price	Average Gas (MMBtu) Price	Average Oil (Bbl) Price	Average Gas (MMBtu) Price
Oct 1 to Dec 31, 2014	214,040	330,000	$87.00 -$96.25	$4.07 - $4.18	$88.49	$4.58
Jan 1 to Dec 31, 2015	596,000	864,000	$81.52-$96.89	$4.15 - $4.49	$85.29	N/A
Jan 1 to Dec 31, 2016	304,000	480,000	$77.92 - $98.51	$3.99 - $4.39	$85.02	N/A

(1) Hedge price is at NYMEX WTI and NYMEX Henry Hub.

Contractual Commitments

The following table summarizes our contractual obligations as of August 31, 2014 (in thousands):

	Less than One Year	One to Three Years	Three to Five Years	Total
Rig Contract[1]	$24,000	$—	—	$24,000
Revolving credit facility	—	—	37,000	37,000
Operating Leases	200	88	—	288
Employment Agreements	1,755	1,850	—	3,605
Total	$25,955	$1,938	37,000	$64,893

[1]
Represents an estimate of the remaining commitment under three contracts with Ensign United States Drilling, Inc. for the use of three rigs.  Actual amounts will vary as a result of a number of variables, including target formations, measured depth, and other technical details.

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

We define adjusted EBITDA as net income adjusted to exclude the impact of interest expense, interest income, income tax expense, DDA (depreciation, depletion and amortization), stock based compensation, and the plus or minus change in fair value of derivative assets or liabilities. We believe adjusted EBITDA is relevant because it is a measure of cash flow available to fund our capital expenditures and service our debt and is a widely used industry metric which may provide comparability of our results with our peers.  The following table presents a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income, its nearest GAAP measure.

	Years Ended August 31,
	2014	2013	2012
Adjusted EBITDA:
Net income	$28,853	$9,581	$12,124
Depreciation, depletion and amortization	32,958	13,336	6,010
Provision for income tax	15,014	6,870	(332)
Stock based compensation	2,968	1,362	473
Commodity derivative change	(2,459)	2,649	-
Interest expense (income)	(82)	50	(38)
Adjusted EBITDA	$77,252	$33,848	$18,237

Trend and Outlook

As previously disclosed, in fiscal 2014 we focused our capital expenditures on drilling and completing horizontal wells and increasing our leasehold in the Wattenberg Field.   Since September 2013 through September 2014 we have increased our leasehold by 81% in the Wattenberg Field.  We have done so through organic leasing efforts and the asset purchases discussed earlier.  Our operated rig count has expanded from one rig to three rigs in the past twelve months.  All of the rigs are drilling multi-well pads in the Wattenberg Field.  Our focus on the Wattenberg is driven by the increasingly compelling results derived from higher density of wells drilled per spacing unit and the optimization of completion techniques.  We are currently spacing our well bores to allow for up to 24 wells per section of 640 acres and we are testing drilling patterns that could lead to an even higher number of wells per section.   We are also testing longer lateral wells and utilizing different amounts of proppant in order to determine the most efficient recovery of the hydrocarbons in place.

The Wattenberg Field continues to experience elevated line pressure in the natural gas and liquids gathering system, a problem that has persisted since 2012 and has grown along with the expansion of horizontal drilling in the area.  High line pressure restricts our ability to produce crude oil and natural gas.  As line pressures increase, it becomes more difficult to inject gas produced by our wells into the pipeline.  When line pressure is greater than the operating pressure of our wellhead equipment, the wellhead equipment is unable to inject gas into the pipeline, and our production is restricted or shut-in.  Since our wells produce a mixture of crude oil and natural gas, restrictions in gas production also restrict oil production.  Although various factors can cause increased line pressure, a significant factor in our area of the Wattenberg Field is the success of horizontal wells that have been drilled over the last several years.  As new horizontal wells come on-line with increased pressures and volumes, they produce more gas than the gathering system was designed to handle.  Once a pipeline is at capacity, pressures increase and older wells with less natural pressure are not able to compete with the new wells.  The pace of horizontal drilling in the Wattenberg Field continues to accelerate and it appears that it will be some time before the gathering system will have sufficient capacity to eliminate the high line pressure issues.

We have taken and are continuing to take steps to mitigate high line pressures.  Where it was cost beneficial, we have installed compressors to aid the wellhead equipment in its injection of gas into the system.  Compression equipment at the wellhead has proven beneficial, especially at pad sites with multiple vertical wells.  Along with our mid-stream service provider, we are evaluating the installation of larger diameter pipe to improve the gas gathering capacity.

In addition, companies that operate the gas gathering pipelines continue to make significant capital investments to increase system capacity.  As publicly disclosed, DCP Midstream Partners (“DCP”), the principal third party provide that we employ to gather production from our wells, brought online a 160 Mcf/d gas processing plant in La Salle, CO (the O’Connor plant), which is part of an 8 plant system owned by the DCP enterprise with approximately 600 MMcf/d capacity.  The addition of this plant to our area has served primarily to curb the increasing pressure issues, but has not resolved the high line pressure problems in the region.  DCP has also announced the building of the Lucerne Plant II, northeast of Greeley in Weld County, with a maximum capacity of approximately 200 mmcf/d.  The Lucerne Plant II is estimated to begin operations in the first quarter of 2015.  At this time, we do not know how long it will take for the mitigation efforts to remedy the problem.

The success of horizontal drilling techniques in the D-J Basin has significantly increased quantities of oil and natural gas produced in the region.  Local refineries do not have sufficient capacity to process all of the crude oil available.  The imbalance of supply and demand in the area is expected to result in an increase in oil transported from the D-J Basin to other markets, generally via pipeline or railroad car.  The imbalance is having an impact on prices paid by oil purchasers and increased the differential between crude oil prices posted on NYMEX and the average prices realized by us.  Further details regarding posted prices and average realized prices are discussed in the section entitled “market conditions,” presented in this Item 7.  We continue to explore various alternatives with various oil purchasers, including a local refiner and an oil pipeline, that we believe will provide sufficient take-away capacity for all of our oil production.

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

It is expected that our principal source of future cash flow will be from the production and sale of oil and gas reserves, which are depleting assets.  Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing from more sources or on better terms, and lessens the difficulty of obtaining financing.  However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

Since oil prices peaked in June 2014, oil prices have declined more than 23%.  A continuing decline in oil and gas prices (i) will reduce our cash flow which, in turn, will reduce the funds available for exploring and replacing oil and gas reserves, (ii) will potentially reduce our current LOC borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, and (v) may result in marginally productive oil and gas wells being abandoned as non-commercial.  However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.
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

Commodity Derivative Instruments: We have entered into commodity derivative instruments, primarily utilizing swaps or “no premium” collars to reduce the effect of price changes on a portion of our future oil and gas production. Our commodity derivative instruments are measured at fair value. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. We value our derivative instruments by obtaining independent market quotes, as well as using industry standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures.  We compare the valuations calculated by us to valuations provided by the counterparties to assess the reasonableness of each valuation. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate.

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

Recent Accounting Pronouncements

We evaluate the pronouncements of various authoritative accounting organizations to determine the impact of new pronouncements on US GAAP and the impact on us.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) in January 2013. These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivative contracts. The new disclosure requirements, which are effective for interim and annual periods beginning on or after January 1, 2013, were implemented by the Company on September 1, 2013. The implementation of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s financial position or results of operations. See Note 7 for the Company’s derivative disclosures.
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

Commodity Price Risk - Our primary market risk exposure results from volatility in the prices we receive for our oil and natural gas production. Realized commodity pricing for our production is primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas.  The volatility of oil prices affects our results to a greater degree than the volatility of gas prices, as approximately 81% of 2014 revenues were from the sale of oil.  Although pricing for oil and natural gas production has been less volatile in recent years, we expect volatility to increase in the future.  During the last three years, the average realized prices per barrel of oil have ranged from $90 to $86.  Similarly, the average realized prices per mcf of gas have ranged from $5 to $4.  However, a longer term view reveals that since 2008 the price of oil has ranged from $145 per bbl to $33 per bbl and the price of gas has ranged from $13 per mcf to $2 per mcf.

We attempt to mitigate fluctuations in short term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and gas production.  We use derivative contracts to cover no less than 45% and no more than 85% of expected hydrocarbon production, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes.  As of August 31, 2014, we had open crude oil derivatives in a net liability position with a fair value of $0.2 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of crude oil or natural gas prices would change the fair value of our position by $(1.1) million.  A hypothetical downward shift of 10% in the NYMEX forward curve of crude oil or natural gas prices would change the fair value of our position by $0.6 million.

There was no material change in the underlying commodity price risk from 2013 to 2014.

Interest Rate Risk - At August 31, 2014, we had debt outstanding under our bank credit facility totaling $37.0 million.  Interest on our bank credit facility accrues at a variable rate, based upon either the Prime Rate or the London InterBank Offered Rate (LIBOR).  At August 31, 2014, we were incurring interest at a rate of 2.5%.  We are exposed to interest rate risk on the bank credit facility if the variable reference rates increase.  A decrease in the variable interest rates would not have a significant impact on us, as the bank credit facility has a minimum interest rate of 2.5%.  If interest rates increase, our monthly interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increase by 1% to an annual percentage rate of 3.5%, our interest payments would increase by approximately $0.4 million.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included with this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report on Form 10-K (the “Evaluation Date”).  Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including Ed Holloway and William E. Scaff, Jr., our Co-Chief Executive Officers, and Frank L. Jennings, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2014 based on criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the “COSO Framework.”  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2014.

Attestation Report of Registered Public Accounting Firm

        The attestation report required under this Item 9A is set forth under the caption "Report of Independent Registered Public Accounting Firm," which is included with the financial statements and supplemental data required by Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to Items 401, 405, 406, and 407 of Regulation S-K to be included in our definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed within 120 days of August 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2014 Proxy Statement”), is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2014 Proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2014 Proxy statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2014 Proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For each of the three years ended August 31, 2014, 2013 and 2012, EKS&H, LLLP (“EKS&H”) served as our independent registered public accounting firm.  The table below shows the amount we paid EKS&H  during these years (in thousands).

	Year Ended	Year Ended	Year Ended
	August 31, 2014	August 31, 2013	August 31, 2012
Audit Fees	$275	$220	$175
Audit-Related Fees	42	84	42
Tax Fees	66	65	41
All Other Fees	50	25	—
Total Fees	433	394	258

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, our system of internal control over financial reporting and the reviews of the financial statements included in our Form 10-Q and Form 10-K reports.  Audit-related fees include amounts billed for the review of our registration statement on Form S-3 and the audits of the historical financial statements of companies acquired. All other fees represent due diligence activities performed on our behalf.  Prior to contracting with EKS&H to render audit or non-audit services, each engagement was approved by our audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

1.1
Purchase Agreement, dated as of December 16, 2011, by and between Synergy Resources Corporation and Northland Securities, Inc., acting severally on behalf of itself and the underwriters named in Schedule I thereto [1]

3.1.1	Articles of Incorporation[2]

3.1.2	Amendment to Articles of Incorporation[1]

3.1.3	Bylaws[2]

4.1	Form of Common Stock Certificate[1]

5.1	Opinion of Hart & Trinen, LLP[1]

10.1	Employment Agreement with Ed Holloway[3]

10.2	Employment Agreement with William E. Scaff, Jr.[3]

10.3	Administrative Services Agreement[4]

10.4	Agreement regarding Conflicting Interest Transactions[4]

10.5	Consulting Services Agreement with Raymond McElhaney and Bill Conrad [5]

10.6.1	Form of Convertible Note [5]

10.6.2	Form of Subscription Agreement [5]

10.6.3	Form of Series C Warrant [5]

10.7	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC (wells, equipment and well bore leasehold assignments) [5]

10.8	Purchase and Sale Agreement with Petroleum Management, LLC (operations and leasehold) [5]

10.9	Purchase and Sale Agreement with Chesapeake Energy [5]

10.10	Lease with HS Land & Cattle, LLC [5]

10.11	Employment Agreement with Frank L. Jennings [6]

10.12	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC [7]

10.13	Loan Agreement with Bank of Choice (presently known as Guarantee Bank of Colorado) [8]

10.14	Purchase and Sale Agreement with DeClar Oil & Gas, Inc. and Wolf Point Exploration, LLC [9]

10.15	Amendment #1 to Loan Agreement [10]

10.16	Amendment #2 to Loan Agreement [12]

10.17	Purchase and Sale Agreement with ORR ENERGY LLC (Weld County, Colorado oil and gas property) [12]

10.18	Exploration Agreement dated March 1, 2013 (Morgan and Weld Counties Colorado, properties) [13]

10.19	Amendment to Drilling Contract with Ensign United States Drilling, Inc. [14]

10.20	(Reserved)

10.21	Amended and Restated Credit Agreement dated November 28, 2012, together with all Amendments.

10.24	Employment Agreement with Frank Jennings [16]

10.25	Employment Agreement with Craig Rasmuson [16]

10.26	Employment Agreement with Valerie Dunn [16]

10.27	Drilling contract with Ensign United States Drilling, Inc. dated April 19, 2014 [17]

10.28	Amendment #3 to Loan Agreement dated December 20, 2013 [18]

10.29	Purchase and Sale Agreement dated September 16, 2013, with Trilogy Resources, LLC [19]

10.30	Purchase and Sale Agreement dated August 27, 2013, with Apollo Operating, LLC [19]

10.31	Amendment #4 to Loan Agreement dated December 20, 2013 [20]

14	Code of Ethics (as amended) [11]

23.1	Consent of EKS&H LLLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William Scaff, Jr.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway, William Scaff, Jr., and Frank L. Jennings

99.1	Report of Ryder Scott Company, L.P.

             ____________________________________

1.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on December 16, 2011.

2.	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-146561.

3.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 7, 2013.

4.	Incorporated by reference to the same exhibit filed with the Company’s transition report on Form 10-K for the year ended August 31, 2008.

5.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K/A filed on June 3, 2011.

6.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 24, 2011.

7.	Incorporated by reference to Exhibit 10.12 filed with the Company’s report on Form 8-K filed on August 5, 2011.

8.	Incorporated by reference to Exhibit 10.13 filed with the Company’s report on Form 8-K filed on December 2, 2011.

9.	Incorporated by reference to Exhibit 10.14 filed with the Company’s report on Form 8-K filed on February 23, 2012.

10.	Incorporated by reference to Exhibit 10.15 filed with the Company’s report on Form 8-K filed on April 25, 2012.

11.	Incorporated by reference to Exhibit 14 filed with the Company’s report on Form 8-K filed on July 22, 2011.

12.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on October 25, 2012.

13.	Incorporated by reference to Exhibit 10.18 filed with the Company’s report on Form 10-Q for the period ended February 28, 2013.

14.	Incorporated by reference to Exhibit 10.19 filed with the Company’s 8-K report dated July 24, 2013.

15.	Incorporated by reference to same exhibit filed with the Company’s registration statement on Form S-8, File #333-191684

16.	Incorporated by reference to Exhibits 10.24, 10.25 and 10.26 filed with the Company’s report on Form 8-K filed on June 10, 2014.

17.	Incorporated by reference to Exhibit 10.27 filed with amendment no.1 to the Company’s annual report on Form 10-K/A filed on June 20, 2014.

18.	Incorporated by reference to Exhibit 10.22 filed with the Company’s current report on Form 8-K filed on December 26, 2013.

19.	Incorporated by reference to Exhibits 10.18 and 10.19 filed with the Company’s quarterly report on Form 10-Q filed on January 9, 2014.

20.	Incorporated by reference to Exhibit 10.23 filed with the Company’s current report on Form 8-K filed on June 10, 2014.

SYNERGY RESOURCES CORPORATION

To the Board of Directors and Shareholders
Synergy Resources Corporation
Platteville, Colorado

We have audited the accompanying balance sheets of Synergy Resources Corporation (the Company) as of August 31, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2014.  We also have audited the Company’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Resources Corporation as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Synergy Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

October 28, 2014
Denver, Colorado

●   DENVER   ●  FORT COLLINS   ●   BOULDER    ●
www.EKSH.com

SYNERGY RESOURCES CORPORATION
BALANCE SHEETS
 (in thousands, except share data)
	August 31,	August 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$34,753	$19,463
Short-term investments	—	60,018
Accounts receivable:
Oil and gas sales	16,974	7,361
Joint interest billing	15,398	4,700
Inventory	310	194
Commodity derivative	365	—
Other current assets	440	239
Total current assets	68,240	91,975

Property and equipment:
Evaluated oil and gas properties, net	275,018	132,979
Unevaluated oil and gas properties	95,278	64,715
Other property and equipment, net	9,104	271
Property and equipment, net	379,400	197,965

Commodity derivative	54	—
Other assets	848	1,296

Total assets	$448,542	$291,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,747	$949
Well costs payable	71,849	25,491
Revenue payable	14,487	6,081
Production taxes payable	14,376	6,277
Other accrued expenses	817	254
Commodity derivative	302	2,315
Total current liabilities	103,578	41,367

Revolving credit facility	37,000	37,000
Commodity derivative	307	334
Deferred tax liability, net	21,437	6,538
Asset retirement obligations	4,730	2,777
Total liabilities	167,052	88,016

Commitments and contingencies (See Note 14)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 200,000,000 shares authorized:
77,999,082 and 70,587,723 shares issued and outstanding,
respectively	78	71
Additional paid-in capital	265,793	216,383
Retained earnings (accumulated deficit)	15,619	(13,234)
Total shareholders' equity	281,490	203,220

Total liabilities and shareholders' equity	$448,542	$291,236

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	For the Years Ended August 31,
	2014	2013	2012

Oil and gas revenues	$104,219	$46,223	$24,969

Expenses
Lease operating expenses	7,991	3,417	1,212
Production taxes	9,667	4,237	2,436
Depreciation, depletion,
and amortization	32,958	13,336	6,010
General and administrative	10,139	5,688	3,557
Total expenses	60,755	26,678	13,215

Operating income	43,464	19,545	11,754

Other income (expense)
Commodity derivative realized loss	(2,138)	(395)	-
Commodity derivative unrealized gain (loss)	2,459	(2,649)	-
Interest expense, net	-	(97)	-
Interest income	82	47	38
Total other income (expense)	403	(3,094)	38

Income before income taxes	43,867	16,451	11,792

Deferred income tax provision (benefit)	15,014	6,870	(332)
Net income	$28,853	$9,581	$12,124

Net income per common share:
Basic	$0.38	$0.17	$0.26
Diluted	$0.37	$0.16	$0.25

Weighted average shares outstanding:
Basic	76,214,737	57,089,362	46,587,558
Diluted	77,808,054	59,088,761	48,359,905

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 for the years ended August 31, 2014, 2013 and 2012
(in thousands, except share data)

	Number of Common	Par Value	Additional	Accumulated Earnings	Total Shareholders'
	Shares	Common Stock	Paid - In Capital	(Deficit)	Equity

Balance, August 31, 2011	36,098,212	$36	$84,011	$(34,939)	$49,108

Shares issued in exchange for mineral leases and services	669,765	1	1,998	—	1,999
Shares issued for cash at $2.75 per share pursuant to the October 7, 2011 offering memorandum, net of offering costs of $2,028,215	14,636,363	15	37,407	—	37,422
Stock based compensation	5,000	—	460	—	460
Net income	—	—	—	12,124	12,124
Balance, August 31, 2012	51,409,340	$52	$123,876	$(22,815)	$101,113

Shares issued for Orr Energy acquisition	3,128,422	3	13,515		13,518
Shares issued in exchange for mineral assets	687,122	1	3,165		3,166
Shares issued for cash at $6.25 per share pursuant to the June 13, 2013 offering memorandum, net of offering costs of $4.4 million	13,225,000	13	78,230		78,243
Shares issued for exercise of warrants	1,052,698	1	3,274		3,275
Payment of tax withholdings using withheld shares	—	—	(6,990)		(6,990
Shares issued for exercise of stock option	1,030,057	1	(1)		—
Stock based compensation	55,084	—	1,314		1,314
Net income				9,581	9,581
Balance, August 31, 2013	70,587,723	$71	$216,383	$(13,234)	$203,220

Shares issued in exchange for mineral assets	357,901	—	2,856	—	2,856
Shares issued for Trilogy and Apollo acquisitions	872,483	1	8,327	—	8,328
Shares issued for exercise of warrants	6,063,801	6	35,628	—	35,634
Shares issued under stock bonus plan	89,875	—	1,201		1,201
Shares issued for exercise of stock options	27,299	—	—	—	—
Stock based compensation for vested options	—	—	1,767	—	1,767
Payment of tax withholdings using withheld shares	—	—	(369)		(369
Net income				28,853	28,853
Balance, August 31, 2014	77,999,082	$78	$265,793	$15,619	$281,490

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
 STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended August 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$28,853	$9,581	$12,124
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation, and amortization	32,958	13,336	6,010
Provision for deferred taxes	15,014	6,870	(332)
Stock-based compensation	2,968	1,362	473
Valuation decrease in commodity derivatives	(2,459)	2,649	-
Changes in operating assets and liabilities:
Accounts receivable
Oil and gas sales	(9,613)	(3,756)	(1,597)
Joint interest billing	(10,698)	(1,432)	(685)
Inventory	(116)	(16)	282
Accounts payable
Trade	798	(550)	(155)
Revenue	8,406	1,921	4,161
Production taxes	8,099	2,472	2,279
Accrued expenses	448	(141)	(1,291)
Other	247	(176)	(17)
Total adjustments	46,052	22,539	9,128
Net cash provided by operating activities	74,905	32,120	21,252

Cash flows from investing activities:
Acquisition of property and equipment	(155,602)	(80,469)	(46,751)
Short-term investments	60,018	(60,000)	-
Net proceeds from sales of oil and gas properties	704	-	71
Net cash used in investing activities	(94,880)	(140,469)	(46,680)

Cash flows from financing activities:
Proceeds from sale of stock	-	82,656	40,250
Offering costs	-	(4,413)	(2,829)
Proceeds from exercise of warrants	35,634	3,275	3,000
Shares withheld for payment of employee payroll taxes	(369)	(6,990)	-
Net proceeds from revolving credit facility	-	34,000	-
Principal repayment of related party notes payable	-	-	(5,200)
Net cash provided by financing activities	35,265	108,528	35,221

Net increase in cash and equivalents	15,290	179	9,793

Cash and equivalents at beginning of period	19,463	19,284	9,491

Cash and equivalents at end of period	$34,753	$19,463	$19,284

Supplemental Cash Flow Information (See Note 15)

The accompanying notes are an integral part of these financial statements

SYNERGY RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

1.	Organization and Summary of Significant Accounting Policies

Organization:  Synergy Resources Corporation (the “Company”)  is engaged in oil and gas acquisition, exploration, development and production activities, primarily in the Denver-Julesburg Basin ("D-J Basin") of Colorado.

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

Wells in progress represent the costs associated with the drilling of oil and gas wells that have yet to be completed as of August 31, 2014.  Since the wells had not been completed as of August 31, 2014, they were classified within unevaluated oil and gas properties and were withheld from the depletion calculation and the ceiling test. The costs for these wells will be transferred into proved property when the wells commence production and will become subject to depletion and the ceiling test calculation in subsequent periods.

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is an impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the book value of oil and gas properties.  The capitalized costs of proved and unproved oil and gas properties, net of accumulated depreciation, depletion, and amortization, and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, less future cash outflows associated with asset retirement obligations that have been accrued, plus the cost of unproved properties not being amortized, plus the lower of cost or estimated fair value of unproven properties being amortized.  Prices are held constant for the productive life of each well.  Net cash flows are discounted at 10%.  If net capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion and amortization.  The calculation of future net cash flows assumes continuation of current economic conditions.  Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount.  No provision for impairment was required for the twelve months ended August 31, 2014 or 2013.

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

	For the Years Ended August 31,
	2014	2013	2012
Capitalized overhead	$1,230	$637	$345

Well Costs Payable:  The cost of wells in progress are recorded as incurred, generally based upon invoiced amounts or joint interest billings (“JIB”).  For those instances in which an invoice or JIB is not received on a timely basis, estimated costs are accrued to oil and gas properties, generally based on the Authorization for Expenditure (“AFE”).

Other Property and Equipment:   Support equipment (including such items as vehicles, well servicing equipment, and office furniture and equipment) is stated at the lower of cost or market.  Depreciation of support equipment is computed using primarily the straight-line method over periods ranging from five to seven years.  The Class II disposal well is depreciated based on a units of production method using barrels of water disposed.

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

	For the Years Ended August 31,
	2014	2013	2012
Company A	54%	50%	68%
Company B	13%	15%	11%

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

Customers with balances greater than 10% of total receivable balances as of each of the fiscal year ends presented are shown in the following table:

	As of August 31,
	2014	2013	2012
Company A	37%	24%	35%
Company B	*	23%	30%
Company C	*	12%	*

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

No significant uncertain tax positions were identified as of any date on or before August 31, 2014.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of August 31, 2014, the Company has not recognized any interest or penalties related to uncertain tax benefits.  See Note 12 for further information.

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

Commodity Derivative Instruments: The Company has entered into commodity derivative instruments, primarily utilizing swaps or “no premium” collars to reduce the effect of price changes on a portion of our future oil and gas production. The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity derivative line on the statement of operations. We value our derivative instruments by obtaining independent market quotes, as well as using industry standard models that consider various assumptions, including quoted forward prices for commodities, risk free interest rates, and estimated volatility factors, as well as other relevant economic measures.  We compare the valuations calculated by us to valuations provided by the counterparties to assess the reasonableness of each valuation. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or us, as appropriate. For additional discussion, please refer to Note 7 – Commodity Derivative Instruments.

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

The following table sets forth the share calculation of diluted earnings per share.

	For the Years Ended August 31,
	2014	2013	2012
Weighted-average shares outstanding - basic	76,214,737	57,089,362	46,587,558
Potentially dilutive common shares from:
Stock options	479,222	1,881,682	1,380,861
Warrants	1,114,095	117,717	391,486
Weighted-average shares outstanding - diluted	77,808,054	59,088,761	48,359,905

The following potentially dilutive securities outstanding for the fiscal years presented were not included in the respective earnings per share calculation above, as such securities had an anti-dilutive effect on earnings per share:

	For the Years Ended August 31,
	2014	2013	2012
Potentially dilutive common shares from:
Stock options	533,000	670,000	2,495,000
Warrants	-	8,500,000	14,098,000
Total	533,000	9,170,000	16,593,000

Recent Accounting Pronouncements:

We evaluate the pronouncements of various authoritative accounting organizations to determine the impact of new pronouncements on US GAAP and the impact on us.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2018; early adoption is not permitted. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) in January 2013. These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivative contracts. The new disclosure requirements, which are effective for interim and annual periods beginning on or after January 1, 2013, were implemented by the Company on September 1, 2013. The implementation of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s financial position or results of operations. See Note 7 for the Company’s derivative disclosures.
There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of August 31,
	2014	2013
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization:
Lease acquisition and other costs	$41,531	$38,826
Wells in progress	53,747	25,889
Subtotal, unevaluated costs	95,278	64,715

Evaluated costs:
Producing and non-producing	329,926	155,755
Total capitalized costs	425,204	220,470
Less, accumulated depletion	(54,908)	(22,776)
Oil and gas properties, net	370,296	197,694

Land	3,898	44
Other property and equipment	5,961	500
Less, accumulated depreciation	(755)	(273)
Other property and equipment, net	9,104	271

Total property and equipment, net	$379,400	$197,965

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

Costs Incurred:  Costs incurred in oil and gas property acquisition, exploration and development activities for the fiscal years presented were (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Acquisition of property:
Unproved	$15,002	$12,295	$9,145
Proved	33,795	43,143	459
Exploration costs	43,089	-	-
Development costs	111,238	61,128	39,739
Other property and equipment	9,315	-	-
Asset retirement obligation	1,610	1,578	300
Total costs incurred	$214,049	$118,144	$49,643

Capitalized Costs Excluded from Amortization:  The following table summarizes costs related to unevaluated properties that have been excluded from amounts subject to depletion, depreciation, and amortization at August 31, 2014 (in thousands).  There were no individually significant properties or significant development projects included in the Company’s unevaluated property balance.  The Company regularly evaluates these costs to determine whether impairment has occurred.  The majority of these costs are expected to be evaluated and included in the amortization base within three years.

	Period Incurred				Total as of
				2011	August 31,
	2014	2013	2012	and prior	2014
Unproved leasehold acquisition costs	$15,002	$11,021	$6,159	$9,349	$41,531
Unevaluated development costs	53,747	-	-	-	$53,747
Total unevaluated costs	$68,749	$11,021	$6,159	$9,349	$95,278

3.	Acquisitions

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

 *  The fair value of the consideration attributed to the Common Stock under ASC 805 was based on the Company's closing stock price on the measurement date of November 12, 2013. (301,339 shares at $9.61 per share).

On August 27, 2013, the Company entered into a definitive purchase and sale agreement (the “Agreement”), with Apollo Operating, LLC (“Apollo”), for its interests in 38 producing oil and gas wells, partial interest (25%) in one water disposal well (the “Disposal Well”), and approximately 3,639 gross (1,000 net) mineral acres (the “Apollo Operating Assets”). On November 13, 2013, the Company closed the transaction for a combination of cash and stock.  Apollo received cash consideration of approximately $11.0 million and 550,518 shares of the Company’s common stock valued at $5.2 million.  Following its acquisition of the Apollo Operating Assets, the Company acquired all other remaining interests in the Disposal Well (the “Related Interests”) through several transactions with the individual owners of such interests. The Company acquired the Related Interests for approximately $3.7 million in cash consideration and 20,626 shares of the Company’s common stock, valued at $0.2 million.  No material transaction costs were incurred in connection with this acquisition.

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

.
The Company believes both acquisitions will be accretive to cash flow and earnings per share. The acquisitions qualify as a business combination, and as such, the Company estimated the fair value of each property as of the acquisition date (the date on which the Company obtained control of the properties). Fair value measurements utilize assumptions of market participants. To determine the fair value of the oil and gas assets, the Company used an income approach based on a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. The Company determined the appropriate discount rates used for the discounted cash flow analyses by using a weighted average cost of capital from a market participant perspective plus property-specific risk premiums for the assets acquired. The Company estimated property-specific risk premiums taking into consideration that the related reserves are primarily natural gas, among other items.  Given the unobservable nature of the significant inputs, they are deemed to be Level 3 in the fair value hierarchy. The working capital assets acquired were determined to be at fair value due to their short-term nature.

Pro Forma Financial Information

As stated above, on November 12 and 13, 2013, the Company completed acquisitions of oil and gas properties from Trilogy Resources, LLC and Apollo Operating, LLC.  Below are the combined results of operations for the twelve months ended August 31, 2014 and 2013 as if the acquisitions had occurred on September 1, 2012 (in thousands).

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

	For the years ended August 31,
	(Unaudited)
	2014	2013

Oil and Gas Revenues	$106,584	$55,633

Net income	$29,681	$13,191

Earnings per common share
Basic	$0.39	$0.23
Diluted	$0.38	$0.22
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

4.	Depletion, depreciation and amortization (“DDA”)

Depletion, depreciation and amortization consisted of the following (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Depletion	$32,132	$13,046	$5,838
Depreciation and amortization	826	290	172
Total DDA Expense	$32,958	$13,336	$6,010

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

	For the Years Ended August 31,
	2014	2013
Inflation rate	3.90%	3.9 - 4.0%
Estimated asset life	25.0 - 39.0 years	24.0 - 40.0 years
Credit adjusted risk free interest rate	8%	8.0 - 11.2%

The following table summarizes the changes in asset retirement obligations associated with the Company's oil and gas properties (in thousands).  The revisions recognized during 2013 were primarily from increases in the undiscounted abandonment cost estimates.

	As of August 31,
	2014	2013
Beginning asset retirement obligation	$2,777	$1,027
Liabilities incurred	1,024	376
Liabilities assumed	586	240
Accretion expense	343	172
Revisions in previous estimates	-	962
	$4,730	$2,777

6.	Revolving Credit Facility

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

Interest under the LOC is payable monthly and accrues at a variable rate, subject to a minimum rate of 2.5%.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin of 0.5% to 1.5%, or the London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%.  The interest rate margin, as well as other bank fees, varies with utilization of the LOC.  The average annual interest rate for borrowings during the twelve months ended August 31, 2014, was 2.7%.  As of August 31, 2014, the interest rate on the outstanding balance was 2.5%, representing the minimum rate.

Certain of the Company’s assets, including substantially all developed properties, have been designated as collateral under the arrangement.  The borrowing commitment is subject to adjustment based upon a borrowing base calculation that includes the value of oil and gas reserves.  The borrowing base limitation is subject to scheduled redeterminations on a semi-annual basis.  In certain events, and at the discretion of the bank syndicate, an unscheduled redetermination could be prepared.  The most recent redetermination in June 2014 increased the borrowing base to $110 million from $90 million.  As of August 31, 2014, based upon a borrowing base of $110 million and an outstanding principal balance of $37 million, the unused borrowing base available for future borrowing totaled approximately $73 million.  The next scheduled redetermination will occur in November 2014 and will reflect the value of oil and gas reserves computed as of August 31, 2014.

The arrangement contains covenants that, among other things, restrict the payment of dividends.  In addition, the LOC generally requires an overall hedge position that covers a rolling 24 months of estimated future production with a minimum position of no less than 45% and a maximum position of no more than 85% of hydrocarbon production.

As amended on June 4, 2014, the arrangement revised the financial ratio compliance covenants.  Under the amended requirements, on a quarterly basis, the Company must (a) not, at any time, permit its ratio of total funded debt as of such time to EBITDAX to be greater than or equal to 4.0 to 1.0; and (b) not, as of the last day of the fiscal quarter, permit its adjusted current ratio, as defined, to be less than 1.0 to 1.0. As of August 31, 2014 and during the year ended, the most recent compliance date, the Company was in compliance with all loan covenants.

7.	Commodity Derivative Instruments

The Company has entered into commodity derivative instruments, as described below.  The Company has utilized swaps or “no premium” collars to reduce the effect of price changes on a portion of its future oil and gas production.  A swap requires a payment to the counterparty if the settlement price exceeds the strike price and the same counterparty is required to make a payment if the settlement price is less than the strike price.  A collar requires a payment to the counterparty if the settlement price is above the ceiling price and requires the counterparty to make a payment if the settlement price is below the floor price.  The objective of the Company’s use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk.  While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit the Company’s ability to benefit from favorable price movements.  The Company may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions.  The Company does not enter into derivative contracts for speculative purposes.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company’s derivative contracts are currently with three counterparties. One of the counterparties is a participating lender in the Company’s credit facility.  The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity derivative assets and liabilities.  Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments.  Both the unrealized and realized gains and losses resulting from contract settlement of derivatives are recorded in the commodity derivative line on the statements of operations.  The Company’s cash flow is only impacted when the actual settlements under commodity derivative contracts result in making or receiving a payment to or from the Counterparty.  These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s statements of cash flows.
The Company’s commodity derivative contracts as of August 31, 2014 are summarized below:

Settlement Period	Derivative Instrument	Average Volumes (BBls/MMBtu per month)	Average Fixed Price	Floor Price	Celling Price
Crude Oil - NYMEX WTI
Sep 1, 2014 - Dec 31, 2014	Collar	1,840	-	$85.00	$98.50
Sep 1, 2014 - Dec 31, 2014	Collar	20,000	-	$87.00	$96.25
Sep 1, 2014 - Dec 31, 2014	Swap	18,340	$94.50	-	-

Jan 1, 2015 - Jun 30, 2015	Collar	7,000	-	$80.00	$92.50
Jan 1, 2015 - Jun 30, 2015	Collar	2,500	-	$80.00	$95.75
Jul 1, 2015 - Dec 31, 2015	Collar	9,000	-	$80.00	$92.25
Jan 1, 2015 - Dec 31, 2015	Collar	4,500	-	$80.00	$99.40
Jan 1, 2015 - Dec 31, 2015	Collar	6,000	-	$85.00	$101.30

Jan 1, 2016 - May 31, 2016	Collar	10,000	-	$75.00	$96.00
Jan 1, 2016 - May 31, 2016	Collar	5,000	-	$80.00	$100.75
Jun 1, 2016 - Aug 31, 2016	Collar	15,000	-	$80.00	$100.05

Natural Gas - NYMEX Henry Hub
Sep 1, 2014 - Dec 31, 2014	Swap	80,000	$4.58	$-	$-
Sep 1, 2014 - Dec 31, 2014	Collar	30,000	-	$4.07	$4.18
Jan 1, 2015 - Dec 31, 2015	Collar	72,000	-	$4.15	$4.49
Jan 1, 2016 - May 31, 2016	Collar	60,000	-	$4.05	$4.54
Jun 1, 2016 - Aug 31, 2016	Collar	60,000		$3.90	$4.14

Subsequent to August 31, 2014, the Company entered into the following commodity derivative contracts:

Settlement Period	Derivative Instrument	Average Volumes (BBls/MMBtu per month)	Average Fixed Price
Crude Oil - NYMEX WTI
Oct 1, 2014 - Dec 31, 2014	Swap	15,000	$90.85
Nov 1, 2014 - Dec 31, 2014	Swap	25,000	$80.04

Jan 1, 2015 - Jun 30, 2015	Swap	20,000	$90.10
Jul 1, 2015 - Dec 31, 2015	Swap	15,500	$89.52
Jan 1, 2015 - Oct 31 2015	Swap	14,600	$78.65

Jan 1, 2016 - Aug 31, 2016	Swap	5,000	$88.55
Sept 1. 2016 - Dec 2016	Swap	20,000	$88.10
Jan 1, 2016 - Oct 2016	Swap	6,400	$78.96

Offsetting of Derivative Assets and Liabilities
As of August 31, 2014 and 2013, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions.  In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at election of both parties, for transactions that occur on the same date and in the same currency.  They Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company’s accounting policy is to offset these positions in its accompanying balance sheets.
The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying balance sheets and the potential of master netting arrangements on the fair value of the Company’s derivative contract (in thousands):

		As of August 31, 2014
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Derivative contracts	Current assets	$903	$(538)	$365
Derivative contracts	Noncurrent assets	$718	$(664)	$54
Derivative contracts	Current liabilities	$840	$(538)	$302
Derivative contracts	Noncurrent liabilities	$971	$(664)	$307

		As of August 31, 2013
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Derivative contracts	Current assets	$28	$(28)	$-
Derivative contracts	Noncurrent assets	$182	$(182)	$-
Derivative contracts	Current liabilities	$2,343	$(28)	$2,315
Derivative contracts	Noncurrent liabilities	$516	$(182)	$334
The amount of loss recognized in the statements of operations related to derivative financial instruments was as follows (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Realized (loss) on commodity derivatives	$(2,138)	$(395)	-
Unrealized gain (loss) on commodity derivatives	2,459	(2,649)	-
Total gain (loss)	$321	$(3,044)	$-

Credit Related Contingent Features

As of August 31, 2014, one of the three counterparties was a member of the Company’s credit facility syndicate.  The Company’s obligations under its credit facility and derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties.  The agreement with one counterparty which is not a member of the credit facility is based on an unsecured basis and does not require posting of collateral.  The agreement with one counterparty is subject to an inter-creditor agreement between the counterparty and the Company’s lenders under the credit facility.

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

The acquisition of a group of assets in a business combination transaction requires fair value estimates for assets acquired and liabilities assumed.  The fair value of assets and liabilities acquired through business combinations is calculated using a discounted-cash flow approach using primarily unobservable inputs.  Inputs are reviewed by management on an annual basis. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including risk-adjusted oil and gas reserves, commodity prices and operating costs.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  August 31, 2014 and 2013 by level within the fair value hierarchy (in thousands):
	Fair Value Measurements at August 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$-	$419	$-	$419
Commodity derivative liability	$-	$609	$-	$609

	Fair Value Measurements at August 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$-	$-	$-	$-
Commodity derivative liability	$-	$2,649	$-	$2,649

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At August 31, 2014, derivative instruments utilized by the Company consist of both “no premium” collars and swaps. The crude oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are based on several factors including public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as level 2.

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

9.	Interest Expense

The components of interest expense are (in thousands):

	For the Years Ended August 31,
	2014	2013	2012

Revolving bank credit facility	$986	$1,067	$108
Amortization of debt issuance costs	448	160	32
Other	-	-	68
Less, interest capitalized	(1,434)	(1,130)	(208)
Interest expense, net	$-	$97	$-

10.	Shareholders’ Equity

The Company's classes of stock are summarized as follows:

	For the Years Ended August 31,
	2014	2013	2012
Preferred stock, shares authorized	10,000,000	10,000,000	10,000,000
Preferred stock, par value	$0.01	$0.01	$0.01
Preferred stock, shares issued and outstanding	nil	nil	nil
Common stock, shares authorized	200,000,000	100,000,000	100,000,000
Common stock, par value	$0.001	$0.001	$0.001
Common stock, shares issued and outstanding	77,999,082	70,587,723	51,409,340

Preferred Stock may be issued in series with such rights and preferences as may be determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

The following shares of common stock were issued during the fiscal years presented:

Sales of common stock

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

	For the Years Ended August 31,
	2014	2013	2012
Number of common shares sold	-	13,225,000	14,363,363
Offering price per common share	$-	$6.25	$2.75
Net proceeds (in thousands)	$-	$78,243	$37,422

Common stock issued for acquisition of mineral property interests

During the fiscal years presented, the Company issued shares of common stock in exchange for mineral property interests.  The value of each transaction was determined using the market price of the Company’s common stock on the date of each transaction.
	For the Years Ended August 31,
	2014	2013	2012
Number of common shares issued for mineral property leases	357,901	687,122	669,765
Number of common shares issued for acquisitions	872,483	3,128,422	-
Total common shares issued	1,230,384	3,815,544	669,765

Average price per common share	$9.09	$4.37	$3.12
Aggregate value of shares issues (in thousands)	$11,184	$16,684	$2,090

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

Series C – During the year ended August 31, 2010, the Company issued 9,000,000 Series C warrants in connection with a unit offering.  Each unit included one convertible promissory note with a face value of $100,000 and 50,000 Series C warrants.  Each Series C warrant entitles the holder to purchase one share of common stock for $6.00 per share.  The Series C warrants will expire, if not previously exercised, on December 31, 2014.  During each of the three years ended August 31, 2014, the following warrants were exercised: 5,938,585, during fiscal 2014, 500,000 during fiscal 2013, and nil during fiscal 2012.

Series D – During the year ended August 31, 2010, the Company issued 1,125,000 Series D warrants to the placement agent for the Series C unit offering.  Each Series D warrant entitles the holder to purchase one share of common stock for $1.60 per share, and contains a net settlement provision that provides for exercise of the warrants on a cashless basis.  The Series D warrants will expire, if not previously exercised, on December 31, 2014.  During each of the three years ended August 31, 2014, the following warrants were exercised: 140,744 during fiscal 2014, 627,799 during fiscal 2013, and nil during fiscal 2012.

Sales Agent Warrants – During the year ended August 31, 2009, the Company issued 31,733 warrants to the sales agent for an equity offering.  Each Sales Agent Warrant entitled the holder to purchase two shares of common for $1.80 per share.  The Sales Agent Warrants had an expiration date of December 31, 2012, and all of the warrants were exercised during the year ended August 31, 2013.

Investor Relations Warrants – During the year ended August 31, 2012, the Company issued 100,000 warrants to a firm providing investor relations services.  Each Investor Relations Warrant entitles the holder to purchase one share of common stock for $2.69 per share, and contains a net settlement provision that provides for exercise of the warrants on a cashless basis.  The warrants were to become exercisable in equal quarterly installments over a one year period.  During the year ended August 31, 2013, warrants to purchase 50,000 shares became exercisable and warrants to purchase 50,000 shares were forfeited due to early termination of the agreement with the firm.  During each of the three years ended August 31, 2014, the following warrants were exercised: 25,000 during fiscal 2014, 25,000 during fiscal 2013, and nil during fiscal 2012.

The following table summarizes activity for common stock warrants for the fiscal years presented:

	Number of Shares Issuable Upon Warrant Exercise	Weighted Average Exercise Price Per Share
Outstanding, August 31, 2011	14,931,067	$6.02
Granted	100,000	$2.69
Exercised	-	$-
Outstanding, August 31, 2012	15,031,067	$6.02
Exercised	1,216,265	$3.44
Forfeited / Expired	5,148,000	$6.74
Outstanding, August 31, 2013	8,666,802	$5.92
Exercised	6,104,329	$5.88
Forfeited / Expired	-	$-
Outstanding, August 31, 2014	2,562,473	$6.00

The following table summarizes information about the Company’s issued and outstanding common stock warrants as of August 31, 2014:

Number of Shares	Exercise Price	Remaining Contractual Life (in years)	Exercise Price times number of shares
2,561,415	$6.00	0.33	$15,368,490
1,058	$1.60	0.33	$1,693
2,562,473			$15,370,183

11.	Stock-Based Compensation

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

The amount of stock based compensation expense is as follows (in thousands):
	For the Years Ended August 31,
	2014	2013	2012
Stock options	$1,767	$1,039	$443
Restricted stock grants	1,201	277	17
Investor relations warrants	-	46	13
	$2,968	$1,362	$473

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

As of August 31, 2014, there were 5,000,000 shares authorized for issuance under the non-qualified plan and 2,000,000 shares authorized for each of the incentive stock option and stock bonus plans.

During the respective fiscal years, the Company granted the following non-qualified stock options:

	For the Years Ended August 31,
	2014	2013	2012
Number of options to purchase common shares	433,000	1,025,000	275,000
Weighted average exercise price	$10.37	$6.05	$2.96
Term (in years)	10 years	10 years	10 years
Vesting Period (in years)	5 years	3-5 years	4-5 years
Fair Value (in thousands)	$3,009	$4,179	$519

The assumptions used in valuing stock options granted during each of the fiscal years presented were as follows:

	For the Years Ended August 31,
	2014	2013	2012
Expected term	6.7 years	6.2 years	6.5 years
Expected volatility	73%	77%	56.7 - 69.4%
Risk free rate	1.8 - 2.3%	0.9 - 2.1%	1.0-1.4%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0 - 0.7%

The following table summarizes activity for stock options for the fiscal years presented:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2011	4,645,000	$5.21
Granted	275,000	$2.96
Exercised	-	$-
Forfeited	(5,000)	$3.40
Outstanding, August 31, 2012	4,915,000	$5.09
Granted	1,025,000	$6.05
Exercised	(2,120,000)	$1.10
Expired	(2,000,000)	$10.00
Outstanding, August 31, 2013	1,820,000	$4.88
Granted	433,000	$10.37
Exercised	(61,000)	$3.71
Forfeited	(25,000)	$10.32
Outstanding, August 31, 2014	2,167,000	$5.94

The following table summarizes information about issued and outstanding stock options as of August 31, 2014:

	As of August 31, 2014

	Outstanding Options	Vested Options
Number of shares	2,167,000	797,500
Weighted average remaining contractual life	8 years	7.2 years
Weighted average exercise price	$5.94	$4.55
Aggregate intrinsic value (in thousands)	$16,287	$7,103

The estimated unrecognized compensation cost from unvested stock options as of August 31, 2014, which will be recognized ratably over the remaining vesting phase, is as follows:

Unvested Options at August 31, 2014
Unrecognized compensation expense (in thousands)	$5,410,960
Remaining vesting phase	3.4 years

12.	Income Taxes

The income tax provision (benefit) is comprised of the following (in thousands):

	As of August 31,
	2014	2013	2012
Current:
Federal	$4	$-	$-
State	111	-	-
Total current income tax	$115	$-	$-

Deferred:
Federal	$13,748	$6,367	$4,219
State	1,151	503	360
Total deferred income tax	$14,899	$6,870	$4,579

Valuation allowance	-	-	(4,911)
Income tax provision (benefit)	$15,014	$6,870	$(332)

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense (benefit) for income taxes is presented in the following table (in thousands):

	As of August 31,
	2014	2013	2012
Federal income tax at statutory rate	$14,915	$5,594	$4,009
State income taxes, net of federal tax	1,341	503	360
Statutory depletion	(1,266)	(929)	-
Stock based compensation	-	1,911	-
Other	24	(209)	210
Change in valuation allowance	-	-	(4,911)
Income tax provision (benefit)	$15,014	$6,870	$(332)
Effective rate expressed as a percentage	34%	42%	3%

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

             The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at each of the fiscal year ends is presented in the following table (in thousands):

	As of August 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forward	$8,589	$11,485
Stock-based compensation	1,115	515
Statutory depletion	2,194	929
Unrealized loss on commodity derivative	70	982
Other	4	3
Gross deferred tax assets	$11,972	$13,914

Deferred tax liabilities:
Basis of oil and gas properties	33,409	20,452
Gross deferred tax liabilities	33,409	20,452
Deferred tax liability (asset), net	$21,437	$6,538

At August 31, 2014 the Company has a net operating loss carry-forward for federal tax purposes of approximately $33.2 million and state tax purposes of approximately $41.1 million that could be utilized to offset taxable income of future years.  For financial reporting purposes the Company has net operating losses of approximately $22.5 million and $30.4 million for federal and state, respectively.  The difference of $10.7 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable.  The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated.  Substantially all of the carry-forward will commence expiring in 2031, 2032, and 2033.

The realization of the deferred tax assets related to the NOL carry-forwards is dependent on the Company’s ability to generate sufficient future taxable income within the applicable carryforward periods. As of August 31, 2014, the Company believes it will be able to generate sufficient future taxable income within the carryforward periods, and accordingly believes that it is more likely than not that its net deferred income tax assets will be fully realized.

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

As of August 31, 2014, the Company had no unrecognized tax benefits. The Company believes that there are no new items, nor changes in facts or judgments that should impact the Company’s tax position.  Given the substantial NOL carry-forwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carry-forwards, and would not result in significant interest expense or penalties.  Substantially of the Company's tax returns filed since inception are still subject to examination by tax authorities.

13.	Related Party Transactions

Whenever the Company engages in transactions with its officers, directors, or other related parties, the terms of the transaction are reviewed by the disinterested directors.  All transactions must be on terms no less favorable to the Company than similar transactions with unrelated parties.

Lease Agreement:  The Company leases its headquarters, a field office, and an equipment storage yard under a twelve month lease agreement with HS Land & Cattle, LLC (“HSLC”). HSLC is controlled by Ed Holloway and William Scaff, Jr., the Company’s Co-Chief Executive Officers.  The current lease terminates on June 30, 2015.  Historically, the lease has been renewed annually.  Under this agreement, the Company incurred the following expenses to HSLC for the fiscal years presented (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Rent expense	$180	$130	$120

Mineral Leasing Program:  During 2010, the Company initiated a program to acquire mineral interests in several Colorado and Nebraska counties that are considered the eastern portion of the D-J Basin.  George Seward, a member of the Company’s board of directors, agreed to lead that program.  The Company agreed to compensate the persons, including Mr. Seward, to assist the Company with the acquisitions at a specific rate per qualifying net mineral acre.  The compensation is paid in the form of restricted shares of the Company’s common stock, as follows:

	For the Years Ended August 31,
	2014	2013	2012
Shares of restricted common stock	15,883	31,454	188,137
Value of common stock (in thousands)	$106	$105	$491

Mineral Leases Acquired from Director:  Mr. Seward owns mineral interests in several Colorado and Nebraska counties.  He agreed to lease his interests to the Company in exchange for restricted shares of common stock.  The following table discloses the acquisition of mineral leases from Mr. Seward during each of the fiscal years presented:

	For the Years Ended August 31,
	2014	2013	2012
Mineral acres leased	4,844	2,263	-
Shares of restricted common stock	40,435	22,202	-
Value of common stock (in thousands)	$313,000	$91,000	$-

Revenue Distribution Processing:  Effective January 1, 2012, the Company commenced processing revenue distribution payments to all persons that own a mineral interest in wells that it operates.  Payments to mineral interest owners included payments to entities controlled by three of the Company’s directors, Ed Holloway, William Scaff Jr, and George Seward.   The following table summarizes the royalty payments made to directors or their affiliates for the fiscal years presented (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Total Royalty Payments	$292	$304	$196

14.	Other Commitments and Contingencies

As of August 31, 2014, the Company was using three rigs under contracts with Ensign United States Drilling, Inc.  The Company estimates that its minimum future obligation to Ensign under the terms of the existing contracts will aggregate $24 million, based upon its current drilling schedule and time required to drill each well.  All of the contracts are based upon turn-key pricing and have termination dates during the first half of fiscal year 2015.  At the option of the Company, the drilling commitments can be extended into future months, although pricing terms may be modified.  Actual payments due to Ensign will depend upon a number of variables, including the surface location, the target formation, measured depth of well and other technical details.

From time to time, the Company receives notice from other operators of their intent to drill and operate a well in which the Company will own a working interest (a “non-operated well”).  The Company has the option to participate in the well and assume the obligation for its pro-rata share of the costs.  As of August 31, 2014, the Company was participating in 43 gross (6 net) new horizontal wells, with aggregate costs to its interest estimated at $26.9 million.  It is the Company’s policy to accrue costs on a non-operated well when it receives notice that active drilling operations have commenced.  Accordingly, the August 31, 2014 financial statements include costs of $26.9 million for these wells.

15.	Supplemental Schedule of Information to the Statements of Cash Flows

The following table supplements the cash flow information presented in the financial statements for the fiscal years presented (in thousands):

	For the Years Ended August 31,
Supplemental cash flow information:	2014	2013	2012
Interest paid	$989	$995	$74
Income taxes paid	-	-	-

Non-cash investing and financing activities:
Accrued well costs	$71,849	$25,491	$5,733
Assets acquired in exchange for common stock	11,184	16,684	1,985
Asset retirement costs and obligations	1,610	1,578	300

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

The following table sets forth information regarding the Company’s net ownership interests in estimated quantities of proved developed and undeveloped oil and gas reserve quantities and changes therein for each of the fiscal years presented:

	Oil (Bbl)	Gas (McF)	Boe
Balance, August 31, 2011	2,069,705	14,261,158	4,446,564
Revision of previous estimates	429,783	3,298,906	979,601
Purchase of reserves in place	33,328	706,842	151,135
Extensions, discoveries, and other additions	2,788,686	16,288,125	5,503,374
Sale of reserves in place	-	-	-
Production	(235,691)	(1,109,057)	(420,534)
Balance, August 31, 2012	5,085,811	33,445,974	10,660,140
Revision of previous estimates	(194,236)	(2,923,919)	(681,556)
Purchase of reserves in place	1,000,664	7,360,752	2,227,456
Extensions, discoveries, and other additions	1,576,301	4,914,627	2,395,406
Sale of reserves in place	-	-	-
Production	(421,265)	(2,107,603)	(772,532)
Balance, August 31, 2013	7,047,275	40,689,831	13,828,914
Revision of previous estimates	83,592	3,046,893	591,408
Purchase of reserves in place	1,028,200	5,956,437	2,020,939
Extensions, discoveries, and other additions	9,141,836	49,288,543	17,356,592
Sale of reserves in place	(34,732)	(56,282)	(44,113)
Production	(941,218)	(3,747,074)	(1,565,729)
Balance, August 31, 2014	16,324,953	95,178,348	32,188,011

Proved developed and undeveloped reserves:
Developed at August 31, 2012	2,823,604	17,380,806	5,720,405
Undeveloped at August 31, 2012	2,262,207	16,065,168	4,939,735
Balance, August 31, 2012	5,085,811	33,445,974	10,660,140

Developed at August 31, 2013	4,659,405	25,866,008	8,970,406
Undeveloped at August 31, 2013	2,387,870	14,823,823	4,858,507
Balance, August 31, 2013	7,047,275	40,689,831	13,828,913

Developed at August 31, 2014	6,616,482	38,161,602	12,976,749
Undeveloped at August 31, 2014	9,708,471	57,016,746	19,211,262
Balance, August 31, 2014	16,324,953	95,178,348	32,188,011

Notable changes in proved reserves for the year ended August 31, 2014 included:
•
Purchases of reserves in place. In 2014, purchases of minerals in place of 2.0 million Boe were attributable to the acquisition of producing oil and gas wells and undeveloped acreage from Trilogy Resources, LLC and Apollo Operating, LLC. Please see the Acquisitions footnote for further information.

•
Revision of previous estimates. In 2014, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 591,408 Boe. The prices for the 2014 oil and gas reserves are based on the 12 month arithmetic average for the first of month price September 1, 2013 through August 31, 2014. The 2014 crude oil price of $89.48 per barrel (West Texas Intermediate Cushing) was $3.08 higher than the 2013 crude oil price of $86.40 per barrel. The 2014 natural gas price of $5.03 per mcf (Henry Hub) was $0.63 higher than the 2013 price of $4.40 per mcf.

•
Extensions and discoveries. In 2014, total extensions and discoveries of 17.4 million Boe were primarily attributable to successful drilling in the Wattenberg Field. The new producing wells in this area and their adjacent proved undeveloped locations added during the year increased the Company’s proved reserves.

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

The following table sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in the ASC (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Future cash inflow	$1,839,987	$749,030	$537,462
Future production costs	(395,019)	(146,352)	(85,612)
Future development costs	(412,517)	(108,290)	(100,821)
Future income tax expense	(252,925)	(113,545)	(109,349)
Future net cash flows	779,526	380,843	241,680
10% annual discount for estimated timing of cash flows	(376,827)	(199,111)	(139,175)
Standardized measure of discounted future net cash flows	$402,699	$181,732	$102,505

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

The following table presents the prices used to prepare the reserve estimates, based upon the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the respective reporting period presented:
	Oil (Bbl)	Gas (Mcf)
August 31, 2012 (Average)	$86.68	$3.76
August 31, 2013 (Average)	$86.40	$4.40
August 31, 2014 (Average)	$89.48	$4.20

Changes in the Standardized Measure of Discounted Future Net Cash Flows:  The principle sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Standardized measure, beginning of year	$181,732	$102,505	$57,550
Sale and transfers, net of production costs	(86,808)	(38,569)	(21,321)
Net changes in prices and production costs	15,828	(4,550)	(6,023)
Extensions, discoveries, and improved recovery	300,087	70,191	69,073
Changes in estimated future development costs	(20,817)	(6,006)	(42,578)
Development costs incurred during the period	15,000	5,106	39,739
Revision of quantity estimates	4,589	(14,214)	21,058
Accretion of discount	23,612	35,103	15,379
Net change in income taxes	(76,616)	(7,850)	(30,832)
Divestitures of reserves	(925)	-	-
Purchase of reserves in place	47,017	40,016	460
Standardized measure, end of year	$402,699	$181,732	$102,505

17.	Unaudited Quarterly Financial Data

The Company’s quarterly financial information for the years ended August 31, 2014 and 2013 is as follows (in thousands, except share data):

	For the Year Ended August 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,266	$23,028	$25,672	$36,253
Expenses	12,048	13,550	14,413	20,744
Operating income	7,218	9,478	11,259	15,509
Other income (expense)	2,269	(1,979)	(983)	1,096
Income before income taxes	9,487	7,499	10,276	16,605
Income tax provision	3,387	2,338	3,116	6,173
Net income	$6,100	$5,161	$7,160	$10,432
Net income per common share: (1)
Basic	$0.08	$0.07	$0.09	$0.13
Diluted	$0.08	$0.07	$0.09	$0.13
Weighted average shares outstanding:
Basic	73,674,865	76,203,938	77,176,420	77,771,916
Diluted	76,044,605	77,990,416	79,008,619	79,698,720

	For the Year Ended August 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,314	$10,921	$12,314	$14,674
Expenses	4,768	6,439	7,449	8,022
Operating income	3,546	4,482	4,865	6,652
Other income (expense)	7	(146)	451	(3,406)
Income before income taxes	3,553	4,336	5,316	3,246
Income tax provision (2)	1,315	1,604	1,701	2,250
Net income	$2,238	$2,732	$3,615	$996
Net income per common share: (1)
Basic	$0.04	$0.05	$0.07	$0.02
Diluted	$0.04	$0.05	$0.06	$0.01
Weighted average shares outstanding:
Basic	51,661,704	54,900,326	55,238,098	66,283,325
Diluted	53,616,182	56,481,752	58,918,586	70,176,105

[1]
The sum of net income per common share for the four quarters may not agree with the annual amount reported because the number used as the denominator for each quarterly computation is based on the weighted-average number of shares outstanding during that quarter whereas the annual computation is based upon an average for the entire year.

[2]
For the three months ended August 31, 2013, income taxes were provided at a higher than expected rate due to a downward adjustment in the deferred tax asset related to the expiration of underlying stock options.

18.	Subsequent Events

Exercise of Series C Warrants

Subsequent to August 31, 2014, the Company issued approximately 1.3 million shares pursuant to the exercise of Series C warrants and received proceeds of approximately $7.9 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of October, 2014.

SYNERGY RESOURCES CORPORATION

/s/ Ed Holloway
Ed Holloway, Co-Chief Executive Officer (Principal Executive Officer)

/s/ William E Scaff, Jr
William E Scaff, Jr, Co- Chief Executive Officer (Principal Executive Officer)

/s/ Frank L. Jennings
Frank L. Jennings, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ed Holloway	Co-Chief Executive Officer and Director	October 29, 2014
Ed Holloway	(Principal Executive Officer)

/s/ William E. Scaff, Jr.	Co-Chief Executive Officer, Treasurer and Director	October 29, 2014
William E. Scaff, Jr.	(Principal Execuive Officer)

/s/ Frank L. Jennings	Chief Financial Officer	October 29, 2014
Frank L. Jennings	(Principal Financial and Principal Accounting Officer)

/s/ Rick Wilber	Director	October 29, 2014
Rick Wilber

/s/ Raymond E. McElhaney	Director	October 29, 2014
Raymond E. McElhaney

/s/ Bill M. Conrad	Director	October 29, 2014
Bill M. Conrad

/s/ R. W. Noffsinger, III	Director	October 29, 2014
R. W. Noffsinger, III

/s/ George Seward	Director	October 29, 2014
George Seward

/s/ Jack Aydin	Director	October 29, 2014
Jack Aydin