Form 10-K/A
period 2014-08-31
SYNERGY RESOURCES CORP
filed 2015-06-23
CIK 1413507

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

Explanatory Note
This Amendment No. 1 to the Synergy Resources Corporation (the “Company”) Annual Report on Form 10-K for the year ended August 31, 2014, reflects revisions to the tabulations and descriptions of “PV-10” (a non-GAAP measure) in Item 1 originally presented in the Company’s 10-K for the year August 31, 2014 filed on October 30, 2014. These revisions more clearly indicate that certain disclosures represent PV-10 and provides a reconciliation of PV-10 disclosures to standardized oil and gas measures (the most similar GAAP measure). Likewise, the narratives addressing future cash flows from proved reserves have been revised to maintain consistency with corresponding disclosures in the Notes to the Financial Statements as presented in Item 8 herein.

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

The following tabulations present the estimates of our present value of estimated future net revenues from such reserves based upon a PV-10 calculation (a non-U.S. GAAP measure).  PV-10 is a financial measure calculated before the imposition of corporate income taxes.  It is derived from the standardized measure of discounted future net cash flows relating to proved oil and gas reserves prepared in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas.  The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on specified economic conditions.  The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the years ended August 31, 2014, 2013 and 2012.  The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on current cost levels.  No deduction has been made for the depreciation, depletion or amortization of historical costs or for indirect costs, such as general corporate overhead.  Present values were computed by discounting future net revenues by 10% per year.  We present a reconciliation of PV-10 to the standardized measure of discounted future net cash flows following the PV-10 tables.

As of August 31, 2014, 2013, and 2012, the following tables describe the PV-10 values of our proved reserves (in thousands):
	Proved - August 31, 2014
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future cash inflow	$511,252	$234,452	$1,094,283	$1,839,987
Future production costs	(127,900)	(48,990)	(218,129)	(395,019)
Future development costs	(13,245)	(29,403)	(369,869)	(412,517)
Future pre-tax net cash flows	370,107	156,059	506,285	1,032,451
PV-10 (Non-U.S. GAAP)	$250,749	$76,593	$206,356	$533,698

	Proved - August 31, 2013
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future cash inflow	$206,065	$286,207	$256,758	$749,030
Future production costs	(46,410)	(52,605)	(47,337)	(146,352)
Future development costs	-	(26,086)	(82,204)	(108,290)
Future pre-tax net cash flows	159,655	207,516	127,217	494,388
PV-10 (Non-U.S. GAAP)	$92,888	$104,392	$38,836	$236,116

	Proved - August 31, 2012
	Developed			Total
	Producing	Nonproducing	Undeveloped	Proved
Future cash inflow	$120,802	$173,144	$243,516	$537,462
Future production costs	(21,099)	(27,709)	(36,804)	(85,612)
Future development costs	-	(20,827)	(79,994)	(100,821)
Future pre-tax net cash flows	99,703	124,608	126,718	351,029
PV-10 (Non-U.S. GAAP)	$57,797	$56,196	$34,890	$148,883

Our drilling, acquisition, and participation activities during the year ended August 31, 2014, generated increases in projected future cash inflow from proved reserves of $1.1 billion and future pre-tax net cash flow of $538.1 million from August 31, 2013.  During that same period, when applying a 10% discount rate to our future net cash flows, our PV-10 from proved reserves increased by $297.5 million.  During the year ended August 31, 2014, we incurred capital expenditures of approximately $185.1 million related to the acquisition and developement of proved reserves.

Our drilling, acquisition, and participation activities during the year ended August 31, 2013, generated increases in projected future cash inflow from proved reserves of $211.6 million and future pre-tax net cash flow of $143.3 million from August 31, 2012.  During that same period, when applying a 10% discount rate to our future net cash flows, our PV-10 from proved reserves increased by $87.2 million.  During the year ended August 31, 2013, we incurred capital expenditures of approximately $104.3 million related to the acquisition and developement of proved reserves.

Our drilling, acquisition, and participation activities during the year ended August 31, 2012, generated increases in projected future cash inflow from proved reserves of $302.2 million and future pre-tax net cash flow of $197.4 million from August 31, 2011.  During that same period, when applying a 10% discount rate to our future net cash flows, our PV-10 from proved reserves increased by $77.1 million.  During the year ended August 31, 2012, we incurred capital expenditures of approximately $33.5 million related to the acquisition and developement of proved reserves.

Reconciliation of Standardized Measure of Discounted Future Net Cash Flows (U.S. GAAP) to PV-10 (Non-U.S. GAAP)

PV-10 is a non-U.S. GAAP financial measure. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. It is not intended to represent the current market value of our estimated reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure reported in accordance with U.S. GAAP, but rather should be considered in addition to the standardized measure.

PV-10 is derived from the Standardized Measure, which is the most directly comparable GAAP financial measure.  PV-10 is calculated using the same inputs and assumptions as the Standardized Measure, with the exception that it omits the impact of future income taxes.  It is considered to be a pre-tax measurement.

The following table provides a reconciliation of the Standardized Measure to PV-10 to at August 31, 2014, 2013, and 2012 (in thousands):
	As of August 31,
	2014	2013	2012
Standardized measure of discounted future net cash flows:	$402,699	$181,732	$102,505
Add: 10 percent annual discount, net of income taxes	376,827	199,111	139,175
Add: future undiscounted income taxes	252,925	113,545	109,349
Future pre-tax net cash flows	$1,032,451	$494,388	$351,029
Less: 10 percent annual discount, pre-tax	$(498,753)	$(258,272)	$(202,146)
PV-10	$533,698	$236,116	$148,883

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

3.1.1	Articles of Incorporation[2]

3.1.2	Amendment to Articles of Incorporation[1]

3.1.3	Bylaws[2]

4.1	Form of Common Stock Certificate[1]

5.1	Opinion of Hart & Trinen, LLP[1]

10.1	Employment Agreement with Ed Holloway[3]

10.2	Employment Agreement with William E. Scaff, Jr.[3]

10.3	Administrative Services Agreement[4]

10.4	Agreement regarding Conflicting Interest Transactions[4]

10.5	Consulting Services Agreement with Raymond McElhaney and Bill Conrad [5]

10.6.1	Form of Convertible Note [5]

10.6.2	Form of Subscription Agreement [5]

10.6.3	Form of Series C Warrant [5]

10.7	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC (wells, equipment and well bore leasehold assignments) [5]

10.8	Purchase and Sale Agreement with Petroleum Management, LLC (operations and leasehold) [5]

10.9	Purchase and Sale Agreement with Chesapeake Energy [5]

10.10	Lease with HS Land & Cattle, LLC [5]

10.11	Employment Agreement with Frank L. Jennings [6]

10.12	Purchase and Sale Agreement with Petroleum Exploration and Management, LLC [7]

10.13	Loan Agreement with Bank of Choice (presently known as Guarantee Bank of Colorado) [8]

10.14	Purchase and Sale Agreement with DeClar Oil & Gas, Inc. and Wolf Point Exploration, LLC [9]

10.15	Amendment #1 to Loan Agreement [10]

10.16	Amendment #2 to Loan Agreement [12]

10.17	Purchase and Sale Agreement with ORR ENERGY LLC (Weld County, Colorado oil and gas property) [12]

10.18	Exploration Agreement dated March 1, 2013 (Morgan and Weld Counties Colorado, properties) [13]

10.19	Amendment to Drilling Contract with Ensign United States Drilling, Inc. [14]

10.20	(Reserved)

10.21	Amended and Restated Credit Agreement dated November 28, 2012, together with all Amendments. [21]

10.24	Employment Agreement with Frank Jennings [16]

10.25	Employment Agreement with Craig Rasmuson [16]

10.26	Employment Agreement with Valerie Dunn [16]

10.27	Drilling contract with Ensign United States Drilling, Inc. dated April 19, 2014 [17]

10.28	Amendment #3 to Loan Agreement dated December 20, 2013 [18]

10.29	Purchase and Sale Agreement dated September 16, 2013, with Trilogy Resources, LLC [19]

10.30	Purchase and Sale Agreement dated August 27, 2013, with Apollo Operating, LLC [19]

10.31	Amendment #4 to Loan Agreement dated December 20, 2013 [20]

14	Code of Ethics (as amended) [11]

23.1	Consent of EKS&H LLLP

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William Scaff, Jr.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway, William Scaff, Jr., and Frank L. Jennings

99.1	Report of Ryder Scott Company, L.P. [21]

             ____________________________________

1.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on December 16, 2011.

2.	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-146561.

3.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 7, 2013.

4.	Incorporated by reference to the same exhibit filed with the Company’s transition report on Form 10-K for the year ended August 31, 2008.

5.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 10-K/A filed on June 3, 2011.

6.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on June 24, 2011.

7.	Incorporated by reference to Exhibit 10.12 filed with the Company’s report on Form 8-K filed on August 5, 2011.

8.	Incorporated by reference to Exhibit 10.13 filed with the Company’s report on Form 8-K filed on December 2, 2011.

9.	Incorporated by reference to Exhibit 10.14 filed with the Company’s report on Form 8-K filed on February 23, 2012.

10.	Incorporated by reference to Exhibit 10.15 filed with the Company’s report on Form 8-K filed on April 25, 2012.

11.	Incorporated by reference to Exhibit 14 filed with the Company’s report on Form 8-K filed on July 22, 2011.

12.	Incorporated by reference to the same exhibit filed with the Company’s report on Form 8-K filed on October 25, 2012.

13.	Incorporated by reference to Exhibit 10.18 filed with the Company’s report on Form 10-Q for the period ended February 28, 2013.

14.	Incorporated by reference to Exhibit 10.19 filed with the Company’s 8-K report dated July 24, 2013.

15.	Incorporated by reference to same exhibit filed with the Company’s registration statement on Form S-8, File #333-191684

16.	Incorporated by reference to Exhibits 10.24, 10.25 and 10.26 filed with the Company’s report on Form 8-K filed on June 10, 2014.

17.	Incorporated by reference to Exhibit 10.27 filed with amendment no.1 to the Company’s annual report on Form 10-K/A filed on June 20, 2014.

18.	Incorporated by reference to Exhibit 10.22 filed with the Company’s current report on Form 8-K filed on December 26, 2013.

19.	Incorporated by reference to Exhibits 10.18 and 10.19 filed with the Company’s quarterly report on Form 10-Q filed on January 9, 2014.

20.	Incorporated by reference to Exhibit 10.23 filed with the Company’s current report on Form 8-K filed on June 10, 2014.

21.	Incorporated by reference to Exhibit 10.21 and 99.1 filed with the Company’s annual report on Form 10-K filed on October 30, 2014.

57

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

Changes in the Standardized Measure of Discounted Future Net Cash Flows:  The principle sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	For the Years Ended August 31,
	2014	2013	2012
Standardized measure, beginning of year	$181,732	$102,505	$57,550
Sale and transfers, net of production costs	(86,808)	(38,569)	(21,321)
Net changes in prices and production costs	15,828	(4,550)	(6,023)
Extensions, discoveries, and improved recovery	300,087	70,191	69,073
Changes in estimated future development costs	(20,817)	(6,006)	(42,578)
Development costs incurred during the period	15,000	5,106	39,739
Revision of quantity estimates	4,589	(14,214)	21,058
Accretion of discount	23,612	35,103	15,379
Net change in income taxes	(76,616)	(7,850)	(30,832)
Divestitures of reserves	(925)	-	-
Purchase of reserves in place	47,017	40,016	460
Standardized measure, end of year	$402,699	$181,732	$102,505

17.	Unaudited Quarterly Financial Data

The Company’s quarterly financial information for the years ended August 31, 2014 and 2013 is as follows (in thousands, except share data):

	For the Year Ended August 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$19,266	$23,028	$25,672	$36,253
Expenses	12,048	13,550	14,413	20,744
Operating income	7,218	9,478	11,259	15,509
Other income (expense)	2,269	(1,979)	(983)	1,096
Income before income taxes	9,487	7,499	10,276	16,605
Income tax provision	3,387	2,338	3,116	6,173
Net income	$6,100	$5,161	$7,160	$10,432
Net income per common share:(1)
Basic	$0.08	$0.07	$0.09	$0.13
Diluted	$0.08	$0.07	$0.09	$0.13
Weighted average shares outstanding:
Basic	73,674,865	76,203,938	77,176,420	77,771,916
Diluted	76,044,605	77,990,416	79,008,619	79,698,720

	For the Year Ended August 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,314	$10,921	$12,314	$14,674
Expenses	4,768	6,439	7,449	8,022
Operating income	3,546	4,482	4,865	6,652
Other income (expense)	7	(146)	451	(3,406)
Income before income taxes	3,553	4,336	5,316	3,246
Income tax provision(2)	1,315	1,604	1,701	2,250
Net income	$2,238	$2,732	$3,615	$996
Net income per common share:(1)
Basic	$0.04	$0.05	$0.07	$0.02
Diluted	$0.04	$0.05	$0.06	$0.01
Weighted average shares outstanding:
Basic	51,661,704	54,900,326	55,238,098	66,283,325
Diluted	53,616,182	56,481,752	58,918,586	70,176,105

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of June, 2015 .

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

Signature	Title	Date

/s/ Ed Holloway	Co-Chief Executive Officer and Director	June 22, 2015
Ed Holloway	(Principal Executive Officer)

/s/ William E. Scaff, Jr.	Co-Chief Executive Officer, Treasurer and Director	June 22, 2015
William E. Scaff, Jr.	(Principal Execuive Officer)

/s/ Frank L. Jennings	Chief Financial Officer	June 22, 2015
Frank L. Jennings	(Principal Financial and Principal Accounting Officer)

/s/ Rick Wilber	Director	June 22, 2015
Rick Wilber

/s/ Raymond E. McElhaney	Director	June 22, 2015
Raymond E. McElhaney

/s/ Bill M. Conrad	Director	June 22, 2015
Bill M. Conrad

/s/ R. W. Noffsinger, III	Director	June 22, 2015
R. W. Noffsinger, III

/s/ George Seward	Director	June 22, 2015
George Seward

/s/ Jack Aydin	Director	June 22, 2015
Jack Aydin