Form 10-Q/A
period 2014-11-30
SYNERGY RESOURCES CORP
filed 2015-08-03
CIK 1413507

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

EXPLANATORY NOTE

This amended 10-Q report for the period ended November 30, 2014 is being filed to add the signature of Ed Holloway, the Company's Co-Chief Executive Officer, to the signature page of the report and to the certifications filed as Exhibits 31 and 32.  No other changes have been made to the November 30, 2014 10-Q report filed on January 9, 2015.

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

The Company’s commodity derivative contracts as of November 30, 2014 are summarized below:

Settlement Period	Derivative Instrument	Average Volumes (BBls/MMBtu per month)	Average Strike Price	Floor Price	Ceiling Price
Crude Oil - NYMEX WTI
Dec 1, 2014 - Dec 31, 2014	Collar	21,840	-	$86.83	$96.44
Dec 1, 2014 - Dec 31, 2014	Swap	56,840	$87.08	-	-

Jan 1, 2015 - Jun 30, 2015	Collar	7,000	-	$80.00	$92.50
Jan 1, 2015 - Jun 30, 2015	Collar	2,500	-	$80.00	$95.75
Jul 1, 2015 - Dec 31, 2015	Collar	9,000	-	$80.00	$92.25
Jan 1, 2015 - Dec 31, 2015	Collar	4,500	-	$80.00	$99.40
Jan 1, 2015 - Dec 31, 2015	Collar	6,000	-	$85.00	$101.30
Jan 1, 2015 - Jun 30, 2015	Swap	20,000	$90.10	-	-
Jul 1, 2015 - Dec 31, 2015	Swap	15,500	$89.52	-	-
Jan 1, 2015 - Oct 31, 2015	Swap	14,600	$78.65	-	-

Jan 1, 2016 - May 31, 2016	Collar	10,000	-	$75.00	$96.00
Jan 1, 2016 - May 31, 2016	Collar	5,000	-	$80.00	$100.75
Jun 1, 2016 - Aug 31, 2016	Collar	15,000	-	$80.00	$100.05
Jan 1, 2016 - Aug 31, 2016	Swap	5,000	$88.55	-	-
Sep 1, 2016 - Dec 31, 2016	Swap	20,000	$88.10	-	-
Jan 1, 2016 - Oct 31, 2016	Swap	6,400	$78.96	-	-

Natural Gas - NYMEX Henry Hub
Dec 1, 2014 - Dec 31, 2014	Swap	80,000	$4.58	-	-
Dec 1, 2014 - Dec 31, 2014	Collar	30,000	-	$4.07	$4.18
Jan 1, 2015 - Dec 31, 2015	Collar	72,000	-	$4.15	$4.49
Jan 1, 2016 - May 31, 2016	Collar	60,000	-	$4.05	$4.54
Jun 1, 2016 - Aug 31, 2016	Collar	60,000	-	$3.90	$4.14

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

PART II

Item 6.                  Exhibits

a.  Exhibits

10.32	Fifth Amendment to Amended and Restated Credit Agreement dated December 15, 2014, among Synergy Resources Corporation, The Lenders From Time to Time Party Hereto, and SunTrust Bank and KeyBank National Association. *

10.33	Purchase and Sale Agreement between Bayswater Exploration and Production, LLC, et al, as Sellers, and Synergy Resources Corporation, as Buyer, dated October 29, 2014. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Ed Holloway.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William Scaff, Jr.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Ed Holloway, William Scaff, Jr. and Frank L. Jennings.

101 INS	XBRL Instance Document *

101 SCH	XBRL Schema Document *

101 CAL	XBRL Calculation Linkbase Document *

101 DEF	XBRL Definition Linkbase Document *

101 LAB	XBRL Label Linkbase Document *

101 PRE	XBRL Presentation Linkbase Document *

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNERGY RESOURCES CORPORATION
August 3, 2015	/s/ Ed Holloway
Ed Holloway, Co-Chief Executive Officer (Principal Executive Officer)

August 3, 2015	/s/ William Scaff, Jr.
William Scaff, Jr, Co-Chief Executive Officer (Principal Executive Officer)

August 3, 2015	/s/ Frank L. Jennings
Frank L. Jennings, Chief Financial Officer (Principal Financial and Accounting Officer)