Form 10-Q
period 2017-06-30
SRC Energy Inc.
filed 2017-08-03
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number:  001-35245

SRC ENERGY INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,873,103 outstanding shares of common stock as of July 31, 2017.

SRC ENERGY INC.

SRC ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share data)

ASSETS	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$36,677	$18,615
Accounts receivable:
Oil, natural gas, and NGL sales	37,727	25,728
Trade	28,630	6,805
Commodity derivative assets	1,579	297
Other current assets	4,075	2,739
Total current assets	108,688	54,184

Property and equipment:
Oil and gas properties, full cost method:
Unproved properties and land, not subject to depletion	327,433	398,547
Proved properties, net of accumulated depletion	601,572	424,082
Wells in progress	127,111	81,780
Oil and gas properties, net	1,056,116	904,409
Other property and equipment, net	6,312	4,327
Total property and equipment, net	1,062,428	908,736
Cash held in escrow and other deposits	19,794	18,248
Goodwill	40,711	40,711
Other assets	2,012	2,234
Total assets	$1,233,633	$1,024,113

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$97,850	$52,453
Revenue payable	34,864	16,557
Production taxes payable	23,071	17,673
Asset retirement obligations	2,512	2,683
Commodity derivative liabilities	—	2,874
Total current liabilities	158,297	92,240

Revolving credit facility	90,000	—
Notes payable, net of issuance costs	76,010	75,614
Asset retirement obligations	12,673	13,775
Other liabilities	2,286	1,745
Total liabilities	339,266	183,374

Commitments and contingencies (See Note 14)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 300,000,000 shares authorized: 200,842,129 and 200,647,572 shares issued and outstanding, respectively	201	201
Additional paid-in capital	1,154,912	1,148,998
Retained deficit	(260,746)	(308,460)
Total shareholders' equity	894,367	840,739

Total liabilities and shareholders' equity	$1,233,633	$1,024,113
The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Oil, natural gas, and NGL revenues	$75,036	$23,947	$118,826	$42,220
Sales of purchased oil	—	—	1,268	—
Total Revenues	75,036	23,947	120,094	42,220

Expenses:
Lease operating expenses	5,018	6,845	8,740	11,144
Production taxes	9,464	2,137	10,930	3,970
Costs of purchased oil	—	—	1,518	—
Depreciation, depletion, and accretion	26,427	11,274	39,656	23,366
Full cost ceiling impairment	—	144,149	—	189,770
Unused commitment charge	—	232	669	300
General and administrative	7,605	7,520	15,805	14,963
Total expenses	48,514	172,157	77,318	243,513

Operating income (loss)	26,522	(148,210)	42,776	(201,293)

Other income (expense):
Commodity derivatives gain (loss)	1,328	(5,704)	4,707	(4,024)
Interest expense, net of amounts capitalized	—	—	—	—
Interest income	20	157	31	165
Other income	66	10	302	4
Total other income (expense)	1,414	(5,537)	5,040	(3,855)

Income (Loss) before income taxes	27,936	(153,747)	47,816	(205,148)

Income tax expense	—	101	—	101
Net income (loss)	$27,936	$(153,848)	$47,816	$(205,249)

Net income (loss) per common share:
Basic	$0.14	$(0.89)	$0.24	$(1.40)
Diluted	$0.14	$(0.89)	$0.24	$(1.40)

Weighted-average shares outstanding:
Basic	200,831,063	172,013,551	200,769,817	146,703,144
Diluted	201,224,172	172,013,551	201,266,609	146,703,144
The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$47,816	$(205,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	39,656	23,366
Full cost ceiling impairment	—	189,770
Stock-based compensation	5,360	4,911
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivatives contracts	(4,707)	4,024
Cash settlements on commodity derivative contracts	234	4,651
Changes in operating assets and liabilities:
Accounts receivable
Oil, natural gas, and NGL sales	(12,000)	812
Trade	(21,628)	(1,771)
Accounts payable and accrued expenses	(2,071)	859
Revenue payable	18,400	(1,305)
Production taxes payable	5,714	(8,498)
Other	(2,316)	665
Net cash provided by operating activities	74,458	12,235

Cash flows from investing activities:
Acquisition of oil and gas properties and leaseholds	(29,998)	(498,701)
Capital expenditures for drilling and completion activities	(178,606)	(46,009)
Other capital expenditures	(8,858)	(911)
Land and other property and equipment	(3,837)	(491)
Cash held in escrow	(1,546)	(18,212)
Proceeds from sales of oil and gas properties	77,155	23,496
Net cash used in investing activities	(145,690)	(540,828)

Cash flows from financing activities:
Proceeds from the sale of stock	—	565,398
Offering costs	—	(21,898)
Proceeds from the employee exercise of stock options	114	—
Payment of employee payroll taxes in connection with shares withheld	(565)	(408)
Proceeds from the revolving credit facility	110,000	55,000
Principal repayments on the revolving credit facility	(20,000)	(133,000)
Financing fees on amendments to the revolving credit facility	(255)	(196)
Proceeds from issuance of the notes payable	—	80,000
Financing fees on issuance of the notes payable	—	(4,168)
Net cash provided by financing activities	89,294	540,728

Net increase in cash and equivalents	18,062	12,135

Cash and equivalents at beginning of period	18,615	66,499

Cash and equivalents at end of period	$36,677	$78,634
Supplemental Cash Flow Information (See Note 15)

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:  SRC Energy Inc. (the "Company," "SRC Energy," "we," "us," or "our") is a growth-oriented, independent oil and natural gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids ("NGLs"), primarily in the Denver-Julesburg Basin ("D-J Basin") of Colorado. On June 15, 2017, our shareholders approved an amendment to the Amended and Restated Articles of Incorporation of the Company to change the name of the Company from Synergy Resources Corporation to SRC Energy Inc. The Company had been using the new name on a "doing business as" basis since March 6, 2017. In addition to using the new name, the Company’s common stock, which is listed and traded on the NYSE MKT, changed to the new symbol "SRCI."

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

Major Customers: The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of our oil, natural gas, and NGL revenue (“major customers”) for each of the periods presented are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2017	2016	2017	2016
Company A	28%	17%	26%	21%
Company B	24%	*	25%	*
Company C	16%	*	17%	*
Company D	13%	*	*	*
Company E	*	42%	*	43%
Company F	*	14%	*	10%
Company G	*	12%	*	11%
Company H	*	10%	*	*
* less than 10%

Based on the current demand for oil and natural gas, the availability of other buyers and the Company having the option to sell to other buyers if conditions warrant, the Company believes that our oil, natural gas, and NGL production can be sold in the market in the event that it is not sold to the Company’s existing customers.

Accounts receivable consist primarily of receivables from oil, natural gas, and NGL sales and amounts due from other working interest owners who are liable for their proportionate share of well costs. The Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings on outstanding receivables from joint interest owners.

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table:

	As of	As of
Major Customers	June 30, 2017	December 31, 2016
Company A	18%	23%
Company B	15%	43%
Company C	10%	*
Company D	*	10%
Company E	*	*
* less than 10%

The Company operates exclusively within the United States of America, and except for cash and cash equivalents, all of the Company’s assets are utilized in, and all of our revenues are derived from, the oil and gas industry.

Recently Adopted Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which intends to improve the accounting for share-based payment transactions. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. ASU 2016-09 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We adopted this pronouncement effective January 1, 2017. Upon adoption of this standard, we no longer estimate the total number of awards for which the requisite service period will not be rendered, and effective January 1, 2017, we began accounting for forfeitures when they occur. We applied this accounting change on a modified retrospective basis with a cumulative-effect adjustment of $0.1 million to retained earnings as of the date of adoption. The adoption of the other provisions did not materially impact the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. Currently, we have not identified any contracts that would require a change from the entitlements method, historically used for certain domestic natural gas sales, to the sales method of accounting. We are continuing to evaluate the provisions of these ASUs as pertinent to certain sales contracts and, in particular, as they relate to disclosure requirements.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our reported financial position, results of operations, or cash flows.

Change in estimate: During the six months ended June 30, 2017, the Company adjusted its estimate for production taxes based on recent historical experience and additional information received during the period. During the three months ended June 30, 2017, the Company increased the accrual for production taxes to be paid by approximately $0.9 million, which decreased our operating income by a corresponding amount and had a negligible impact to net income per basic and diluted common share. During the six months ended June 30, 2017, the Company decreased the accrual for production taxes to be paid by approximately $1.1 million, which increased our operating income by a corresponding amount, or $0.01 per basic and diluted common share.

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of	As of
	June 30, 2017	December 31, 2016
Oil and gas properties, full cost method:
Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	$320,233	$392,561
Land	7,200	5,986
Subtotal, unproved properties and land	327,433	398,547

Costs of wells in progress	127,111	81,780

Costs of proved properties:
Producing and non-producing	1,186,594	969,239
Less, accumulated depletion and full cost ceiling impairments	(585,022)	(545,157)
Subtotal, proved properties, net	601,572	424,082

Costs of other property and equipment:
Other property and equipment	7,533	5,063
Less, accumulated depreciation	(1,221)	(736)
Subtotal, other property and equipment, net	6,312	4,327

Total property and equipment, net	$1,062,428	$908,736

The Company periodically reviews its oil and gas properties to determine if the carrying value of such assets exceeds estimated fair value. For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At June 30, 2017, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary. At June 30, 2016, the carrying value of our oil and gas properties subject to the test exceeded the calculated value of the ceiling limitation, resulting in an impairment of $144.1 million for the three months ended June 30, 2016. Impairments for the six months ended June 30, 2016 totaled $189.8 million. No impairments were recognized for the comparable 2017 periods.

Capitalized Overhead: A portion of the Company’s overhead expenses are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenses, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capitalized overhead	$2,531	$2,339	$5,211	$2,988

3.	Acquisitions, Swaps, and Divestitures

Acquisitions and Swaps

The Company seeks to acquire developed and undeveloped oil and gas properties, primarily in the core Wattenberg Field. The objective of these acquisitions is to provide additional mineral acres upon which the Company can drill wells and produce hydrocarbons.

In June 2017, we executed a purchase and sale agreement with a private party for the acquisition of approximately 1,000 net acres of developed and undeveloped leasehold and mineral interests, along with the associated production, for a total purchase price of $21 million, net of customary closing adjustments. The transaction is expected to close in the third quarter of 2017. We also entered into a separate agreement with another party to trade approximately 4,000 net acres of the Company's non-contiguous acreage for approximately 4,000 net acres within the Company's core operating area. This transaction is also expected to close in the third quarter of 2017.

March 2017 Acquisition

In March 2017, we closed an acquisition comprised primarily of developed and undeveloped oil and gas leasehold interests for a total purchase price of $25.0 million, composed of cash and assumed liabilities.

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

In June 2016, the Company closed on the portion of the assets comprised of the undeveloped oil and gas leasehold interests and non-operated production. The effective date of this part of the transaction was April 1, 2016. A second closing will cover the operated producing properties and is expected to be completed in the third quarter of 2017, subject to certain closing conditions. The Company has placed $18.2 million in escrow to be released upon the second closing. For the second closing, the effective date will be April 1, 2016 for the horizontal wells to be acquired, and the first day of the calendar month in which the closing for such properties occurs for the vertical wells.

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

For the three and six months ended June 30, 2017, the results of operations of the acquired assets, representing approximately $1.4 million and $3.8 million of revenue, respectively, and $1.0 million and $2.9 million of operating income, respectively, have been included in the Company's condensed consolidated statements of operations.

The following table presents the unaudited pro forma combined results of operations for the three and six months ended June 30, 2016 as if the first closing had occurred on January 1, 2016.  The unaudited pro forma results reflect significant pro forma adjustments related to funding the acquisition through cash, additional depreciation expense, costs directly attributable to the acquisition, and operating costs incurred as a result of the assets acquired.  The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired.  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future results.

(in thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Oil and gas revenues	25,589	$45,706
Net loss	(155,380)	$(208,538)

Net loss per common share
Basic	(0.63)	$(0.94)
Diluted	(0.63)	$(0.94)

February 2016 Acquisition

On February 4, 2016, the Company completed the acquisition of undeveloped oil and gas leasehold interests for a total purchase price of $10.0 million. The purchase price has been allocated as $8.6 million to proved oil and gas properties and $1.4 million to unproved oil and gas properties. This allocation reflects significant use of estimates.

Divestitures

We completed divestitures of acreage outside of the Company's core development area of approximately 10,700 net undeveloped acres, along with the associated production. For three and six months ended June 30, 2017, the transactions resulted in proceeds of approximately $6.5 million and $77.2 million in cash and the assumption by the buyers of $0.6 million and $0.6 million in liabilities, respectively. In accordance with full cost accounting guidelines, the net proceeds were credited to the full cost pool.

In April 2016, the Company agreed to divest approximately 3,700 net undeveloped acres and 107 vertical wells, along with the associated production, primarily in Adams County, Colorado for total consideration of approximately $24.7 million in cash and the assumption by the buyers of $0.5 million in liabilities. The vertical well transaction closed in April 2016, and the undeveloped acreage transaction closed in June 2016. In accordance with full cost accounting guidelines, the net proceeds were credited to the full cost pool.

4.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depletion of oil and gas properties	$25,742	$10,965	$38,445	$22,708
Depreciation and accretion	685	309	1,211	658
Total DD&A Expense	$26,427	$11,274	$39,656	$23,366

Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter. For the three and six months ended June 30, 2017, production of 2,969 MBOE and 4,566 MBOE, respectively, represented 1.9% and 2.9% of estimated total proved reserves, respectively. For the three and six months ended June 30, 2016, production of 1,010 MBOE and 2,057 MBOE, respectively, represented 1.0% and 2.0% of estimated total proved reserves, respectively. DD&A expense was $8.90 per BOE and $11.16 per BOE for the three months ended June 30, 2017 and 2016, respectively, and was $8.69 per BOE and $11.36 per BOE for the six months ended June 30, 2017 and 2016, respectively.

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

Six Months Ended June 30, 2017
Asset retirement obligations, December 31, 2016	$16,458
Obligations incurred with development activities	1,527
Obligations assumed with acquisitions	1,098
Accretion expense	602
Obligations discharged with asset retirements and divestitures	(4,500)
Asset retirement obligation, June 30, 2017	$15,185
Less, current portion	(2,512)
Long-term portion	$12,673

6.	Revolving Credit Facility

The Company maintains a revolving credit facility (sometimes referred to as the "Revolver") with a bank syndicate with a maturity date of December 15, 2019. The Revolver is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes, and to support letters of credit. As of June 30, 2017, the terms of the Revolver provide for up to $500 million in borrowings, subject to a borrowing base limitation of $225 million. There was a $90.0 million outstanding principal balance as of June 30, 2017 and no outstanding principal balance as of December 31, 2016. The Company has an outstanding letter of credit of approximately $0.5 million.

In April 2017, the lenders under the Revolver completed their regular semi-annual redetermination of our borrowing base.  The borrowing base was increased from $160 million to $225 million; however, the Company chose to limit its elected commitments to $210 million. The next semi-annual redetermination is scheduled for November 2017.

Interest under the Revolver accrues monthly at a variable rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The interest rate margin, as well as other bank fees, varies with utilization of the Revolver. The average annual interest rate for borrowings during the six months ended June 30, 2017 and 2016 was 2.8% and 2.6%, respectively.

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

Furthermore, the Revolver requires the Company to maintain compliance with certain financial and liquidity ratio covenants. Under the requirements, the Company, on a quarterly basis, must not (a) at any time permit its ratio of total funded debt as of such time to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0; or (b) as of the last day of any fiscal quarter permit its current ratio, as defined in the agreement, to be less than 1.0 to 1.0. As of June 30, 2017, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

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

At any time prior to December 14, 2018, the Company may redeem all or a part of the Senior Notes at the Make-Whole Price (as defined in the Indenture) and accrued and unpaid interest.  On and after December 14, 2018, the Company may redeem all or a part of the Senior Notes at the redemption price at a specified percentage of the principal amount of the redeemed notes (104.50% for 2018, 102.25% for 2019, and 100% for 2020 and thereafter, during the twelve-month period beginning on December 14 of each applicable year), plus accrued and unpaid interest. Additionally, prior to December 14, 2018, the Company can, on one or more occasions, redeem up to 35% of the principal amount of the Senior Notes with all or a portion of the net cash proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price equal to 109% of the principal amount of the redeemed notes, plus accrued and unpaid interest, subject to certain conditions.

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

As of June 30, 2017, the most recent compliance date, the Company was in compliance with these covenants and expects to remain in compliance throughout the next 12-month period.

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

A "call" option gives the owner the right, but not the obligation, to purchase the underlying commodity at a specified price (strike price) within a specific time period. Depending on market conditions, strike prices, and the value of the contracts, we may, at times, sell call options in conjunction with the purchase of put options to create "collars." We regularly utilize "no premium" (a.k.a. zero cost) collars where, the cost of the put is offset by the proceeds of the call. At settlement, we receive the difference between the published index price and a floor price if the index price is below the floor. We pay the difference between the ceiling price and the index price if the index price is above the contracted ceiling price. No amounts are paid or received if the index price is between the floor and the ceiling price.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with five counterparties and an exchange. Three of the counterparties are lenders in the Revolver. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying condensed consolidated balance sheets as commodity derivative assets or liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from contract settlement of derivatives are recorded in the condensed consolidated statements of operations. The Company’s cash flow is only impacted when the actual settlements under commodity derivative contracts result in it making or receiving a payment to or from the counterparty. Actual cash settlements can occur at either the scheduled maturity date of the contract or at an earlier date if the contract is liquidated prior to its scheduled maturity. These settlements under the commodity derivative contracts are reflected as operating activities in the Company’s condensed consolidated statements of cash flows.

The Company’s commodity derivative contracts as of June 30, 2017 are summarized below:

Settlement Period	Derivative Instrument	Average Volumes (Bbls per month)	Floor Price	Ceiling Price
Crude Oil - NYMEX WTI
July 1, 2017 - Dec 31, 2017	Collar	30,667	$40.00	$60.00
July 1, 2017 - Dec 31, 2017	Collar	20,000	$45.00	$70.00
July 1, 2017 - Dec 31, 2017	Collar	30,667	$40.00	$65.00
July 1, 2017 - Aug 31, 2017	Put	20,000	$55.00	—
July 1, 2017 - Dec 31, 2017	Collar	30,667	$40.00	$65.00
July 1, 2017 - Dec 31, 2017	Collar	15,333	$45.00	$65.00
July 1, 2017 - Dec 31, 2017	Collar	15,333	$45.00	$65.10

Settlement Period	Derivative Instrument	Average Volumes (MMBtu per month)	Floor Price	Ceiling Price
Natural Gas - NYMEX Henry Hub
July 1, 2017 - Dec 31, 2017	Collar	100,000	$2.75	$4.00
July 1, 2017 - Dec 31, 2017	Collar	153,333	$2.75	$3.90
Sep 1, 2017 - Dec 31, 2017	Collar	91,500	$2.75	$4.10
Sep 1, 2017 - Dec 31, 2017	Collar	15,250	$3.00	$4.31
July 1, 2017 - Dec 31, 2017	Collar	110,400	$3.00	$4.30
July 1, 2017 - Dec 31, 2017	Collar	199,333	$3.00	$3.88
July 1, 2017 - Dec 31, 2017	Collar	199,333	$3.00	$3.91

Natural Gas - CIG Rocky Mountain
July 1, 2017 - Aug 31, 2017	Collar	110,000	$2.50	$3.06
July 1, 2017 - Dec 31, 2017	Collar	200,000	$2.50	$3.27
July 1, 2017 - Dec 31, 2017	Collar	100,000	$2.60	$3.20

Subsequent to June 30, 2017, the Company added the following positions:

Settlement Period	Derivative Instrument	Average Volumes (Bbls per month)	Floor Price	Ceiling Price
Crude Oil - NYMEX WTI
Jan 1, 2018 - Dec 31, 2018	Collar	76,042	$40.00	$57.60

Settlement Period	Derivative Instrument	Average Volumes (MMBtu per month)	Floor Price	Ceiling Price
Natural Gas - CIG Rocky Mountain
Jan 1, 2018 - Dec 31, 2018	Collar	456,250	$2.25	$2.81

Offsetting of Derivative Assets and Liabilities

As of June 30, 2017 and December 31, 2016, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its condensed consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying condensed consolidated balance sheets and the potential effect of master netting arrangements on the fair value of the Company’s derivative contracts (in thousands):

		As of June 30, 2017
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$1,863	$(284)	$1,579
Commodity derivative contracts	Noncurrent assets	$—	$—	$—
Commodity derivative contracts	Current liabilities	$284	$(284)	$—
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

		As of December 31, 2016
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$2,045	$(1,748)	$297
Commodity derivative contracts	Noncurrent assets	$—	$—	$—
Commodity derivative contracts	Current liabilities	$4,622	$(1,748)	$2,874
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

The amount of gain (loss) recognized in the condensed consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized gain (loss) on commodity derivatives	$(23)	$436	$(142)	$2,881
Unrealized gain (loss) on commodity derivatives	1,351	(6,140)	4,849	(6,905)
Total gain (loss)	$1,328	$(5,704)	$4,707	$(4,024)

Realized gains and losses include cash received from the monthly settlement of derivative contracts at their scheduled maturity date and the previously incurred premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Monthly settlement	$327	$946	$551	$3,901
Previously incurred premiums attributable to settled commodity contracts	(350)	(510)	(693)	(1,020)
Total realized gain (loss)	$(23)	$436	$(142)	$2,881

Credit Related Contingent Features

As of June 30, 2017, three of the six counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the credit facility and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties. The agreement with the fourth counterparty, which is not a lender under the credit facility, is unsecured and does not require the posting of collateral. The agreement with the fifth counterparty, which is not a lender under the credit facility, may require the posting of collateral if in a liability position. The agreement with the sixth counterparty is subject to an inter-creditor agreement between the counterparty and the Company’s lenders under the credit facility.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$1,579	$—	$1,579
Commodity derivative liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$297	$—	$297
Commodity derivative liability	$—	$2,874	$—	$2,874

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At June 30, 2017, derivative instruments utilized by the Company consist of puts and collars. The oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

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

The fair value of the notes payable is estimated to be $85.6 million at June 30, 2017. The Company determined the fair value of its notes payable at June 30, 2017 by using observable market based information for debt instruments of similar amounts and duration. The Company has classified the notes as Level 2.

10.	Interest Expense

The components of interest expense are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revolving bank credit facility	$227	$13	$270	$154
Notes payable	1,800	320	3,600	320
Amortization of issuance costs	677	314	1,177	609
Less, interest capitalized	(2,704)	(647)	(5,047)	(1,083)
Interest expense, net of amounts capitalized	$—	$—	$—	$—

11.	Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average shares outstanding - basic	200,831,063	172,013,551	200,769,817	146,703,144
Potentially dilutive common shares from:
Stock options	360,423	—	411,819	—
Restricted stock units and stock bonus shares	32,686	—	84,973	—
Weighted-average shares outstanding - diluted	201,224,172	172,013,551	201,266,609	146,703,144

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculation above as such securities had an anti-dilutive effect on earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Potentially dilutive common shares from:
Stock options	4,786,500	5,589,500	4,786,500	5,589,500
Performance-vested stock units [1]	951,884	478,510	951,884	478,510
Restricted stock units and stock bonus shares	872,193	1,069,890	522,014	1,069,890
Total	6,610,577	7,137,900	6,260,398	7,137,900
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

12.	Stock-Based Compensation

In addition to cash compensation, the Company may compensate employees and directors with equity-based compensation in the form of stock options, performance-vested stock units, restricted stock units, stock bonus shares, warrants, and other equity awards. The Company records its equity compensation by pro-rating the estimated grant date fair value of each grant over the period of time that the recipient is required to provide services to the Company (the "vesting phase").  The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company’s common stock.  Indirect valuations are calculated using the Black-Scholes-Merton option pricing model or a Monte Carlo Model. For the periods presented, all stock-based compensation was either classified as a component within general and administrative expense in the Company's condensed consolidated statements of operations or, for that portion which is directly attributable to individuals performing acquisition, exploration, and development activities, was capitalized to the full cost pool. As of June 30, 2017, there were 4,500,000 common shares authorized for grant under the 2015 Plan, of which 1,150,015 shares were remaining for future issuance.

The amount of stock-based compensation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$1,302	$1,423	$2,548	$2,833
Performance-vested stock units	798	338	1,323	338
Restricted stock units and stock bonus shares	1,047	1,106	2,393	2,318
Total stock-based compensation	$3,147	$2,867	$6,264	$5,489
Less: stock-based compensation capitalized	(462)	(475)	(904)	(578)
Total stock-based compensation expensed	$2,685	$2,392	$5,360	$4,911

Stock options

No stock options were granted during the three and six months ended June 30, 2017. During the periods presented, the Company granted the following stock options:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Number of options to purchase common shares	105,000	594,500
Weighted-average exercise price	$6.93	$7.58
Term (in years)	10 years	10 years
Vesting Period (in years)	5 years	3 - 5 years
Fair Value (in thousands)	$399	$2,128

The assumptions used in valuing stock options granted during each of the periods presented were as follows:

Six Months Ended June 30, 2016
Expected term	6.3 years
Expected volatility	55%
Risk free rate	1.50 - 1.75%
Expected dividend yield	—%

The following table summarizes activity for stock options for the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2016	6,001,500	$9.27	8.0 years	$6,515
Granted	—	—
Exercised	(30,000)	3.79		140
Expired	(35,000)	12.09
Forfeited	(80,000)	11.68
Outstanding, June 30, 2017	5,856,500	$9.24	7.5 years	$2,308
Outstanding, Exercisable at June 30, 2017	2,898,361	$8.78	6.7 years	$1,964

The following table summarizes information about issued and outstanding stock options as of June 30, 2017:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price per Share	Options	Weighted-Average Exercise Price per Share

Under $5.00	600,000	4.1 years	$3.49	559,000	$3.47
$5.00 - $6.99	1,012,000	7.4 years	6.38	485,000	6.44
$7.00 - $10.99	1,592,500	8.0 years	9.34	499,661	9.41
$11.00 - $13.46	2,652,000	7.9 years	11.58	1,354,700	11.57
Total	5,856,500	7.5 years	$9.24	2,898,361	$8.78

The estimated unrecognized compensation cost from stock options not vested as of June 30, 2017, which will be recognized ratably over the remaining vesting phase, is as follows:

Unrecognized compensation cost (in thousands)	$12,523
Remaining vesting phase	2.8 years

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

The following table summarizes activity for restricted stock units and stock bonus awards for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2016	890,336	$9.55
Granted	552,950	8.57
Vested	(261,071)	9.28
Forfeited	(20,101)	10.09
Not vested, June 30, 2017	1,162,114	$9.12

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of June 30, 2017, which will be recognized ratably over the remaining vesting phase, is as follows:

Unrecognized compensation cost (in thousands)	$8,859
Remaining vesting phase	2.6 years

Performance-vested stock units

The Company grants performance-vested stock units ("PSUs") to certain executives under its long-term incentive plan. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The shares issued for PSUs are determined based on the Company’s performance over a three-year measurement period and vest in their entirety at the end of the measurement period. The PSUs will be settled in shares of the Company’s common stock following the end of the three-year performance cycle. Any PSUs that have not vested at the end of the applicable measurement period are forfeited. The vesting criterion for the PSUs is based on a comparison of the Company’s total shareholder return ("TSR") for the measurement period compared with the TSRs of a group of peer companies for the same measurement period. As the vesting criterion is linked to the Company's share price, it is considered a market condition for purposes of calculating the grant-date fair value of the awards.

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

The assumptions used in valuing the PSUs granted were as follows:

	Six Months Ended June 30,
	2017	2016
Weighted-average expected term	2.9 years	2.7 years
Weighted-average expected volatility	59%	58%
Weighted-average risk-free rate	1.34%	0.87%

The fair value of the PSUs granted during the six months ended June 30, 2017 and 2016 was $5.1 million and $4.0 million, respectively. As of June 30, 2017, unrecognized compensation cost for PSUs was $6.6 million and will be amortized through 2019. A summary of the status and activity of PSUs is presented in the following table:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2016	478,510	$8.09
Granted	473,374	10.79
Vested	—	—
Forfeited	—	—
Not vested, June 30, 2017	951,884	$9.44
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

The effective tax rates for the three and six months ended June 30, 2017 were nil compared to nil for the three and six months ended June 30, 2016. The effective tax rates for the three and six months ended June 30, 2017 and 2016 were based upon a full year forecasted tax provision and differs from the statutory rate primarily due to the recognition of a valuation allowance recorded against deferred tax assets. There were no significant discrete items recorded during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, we had no liability for unrecognized tax benefits. The Company believes that there are no new items nor changes in facts or judgments that should impact the Company’s tax position.  Given the substantial NOL carryforwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carryforwards and would not result in significant interest expense or penalties.  Most of the Company's tax returns filed since

August 31, 2011 are still subject to examination by tax authorities. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions, and we are not currently under any state income tax examinations.

No significant uncertain tax positions were identified as of any date on or before June 30, 2017.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of June 30, 2017, the Company has not recognized any interest or penalties related to uncertain tax benefits.

    Each period, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our cumulative losses through June 30, 2017, we have provided a full valuation allowance reducing the net realizable benefits.

14.	Other Commitments and Contingencies

Volume Commitments

During 2014, the Company entered into firm sales agreements for its oil production with three counterparties. Deliveries under two of the sales agreements commenced during 2015. Deliveries under the third agreement commenced in 2016. Pursuant to these agreements, we must deliver specific amounts of oil either from our own production or from oil that we acquire from third parties. If we are unable to fulfill all of our contractual obligations, we may be required to pay penalties or damages pursuant to these agreements. Our commitments over the next five years, excluding the contingent commitment described below, are as follows:

Year ending December 31,	Oil
(MBbls)
Remainder of 2017	2,145
2018	4,255
2019	4,255
2020	3,700
2021	1,672
Thereafter	—
Total	16,027

During the six months ended June 30, 2017, the Company incurred deficiency charges of $0.7 million as we were unable to meet all of the obligations during the period. No deficiency charges were incurred during the three months ended June 30, 2017. During the second quarter of 2017, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations, although this cannot be guaranteed.

In collaboration with several other producers and DCP Midstream, we have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin.  The plan includes a new 200 MMcf per day processing plant as well as the expansion of a related gathering system. Both are currently expected to be completed by late 2018, although the start-up date is undetermined at this time. Our share of the commitment will require 46.4 MMcf per day to be delivered after the plant in-service date for a period of 7 years. This contractual obligation can be reduced by the collective volumes delivered to the plant by other producers in the D-J Basin that are in excess of such producers' total commitment.

Office leases

In September 2016, the Company entered into a new 65-month lease for the Company’s principal office space located in Denver, which commenced in the first quarter of 2017. Rent under the new lease is approximately $62,000 per month. In July 2016, the Company entered into a field office lease in Greeley which requires monthly payments of $7,500 through October 2021. A schedule of the minimum lease payments under non-cancelable operating leases as of June 30, 2017 follows (in thousands):

Year ending December 31,	Rent
Remainder of 2017	354
2018	840
2019	859
2020	878
2021	875
Thereafter	477
Total	4,283

Rent expense for offices leases was $0.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, rent expense for office leases was $0.6 million and $0.3 million, respectively.

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

In July 2016, the Company was informed by the Colorado Department of Public Health and Environment's Air Quality Control Commission's Air Pollution Control Division ("CDPHE") that it was expanding its review of the Company's facilities in connection with a Compliance Advisory previously issued by the CDPHE and subsequent inspections conducted by the CDPHE. The Compliance Advisory alleged issues at five Company facilities regarding leakages of volatile organic compounds from storage tanks, all of which were promptly addressed. Subsequent tolling agreements between the Company and CDPHE addressed alleged similar storage tank leakage issues at other Company facilities in Colorado. We are working with the CDPHE to respond to its concerns. We cannot predict the outcome of this matter, but we expect that any potential resolution of these claims would be on a field-wide basis.

15.	Supplemental Schedule of Information to the Condensed Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the condensed consolidated financial statements for the periods presented (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information:	2017	2016
Interest paid	$3,864	$159
Income taxes paid	—	101

Non-cash investing and financing activities:
Accrued well costs as of period end	$87,699	$18,349
Asset retirement obligations incurred with development activities	1,527	366
Asset retirement obligations assumed with acquisitions	1,098	1,692
Obligations discharged with asset retirements and divestitures	(4,500)	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying condensed consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of June 30, 2017 and its results of operations for the three and six months ended June 30, 2017 and 2016.  It should be read in conjunction with the “Selected Financial Data” and the accompanying audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017. Unless the context otherwise requires, references to "SRC Energy," "we," "us," "our," or the "Company" in this report refer to the registrant, SRC Energy Inc., and its subsidiaries.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.  See the “Cautionary Statement Concerning Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements are not guarantees of future performance, and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors.”  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

As of January 1, 2017, our natural gas processing agreements with DCP Midstream were modified to allow us to take title to the NGLs resulting from the processing of our natural gas. Based on this, we began reporting reserves, sales volumes, prices, and revenues for natural gas and NGLs separately for periods after January 1, 2017. For periods prior to January 1, 2017, we did not separately report reserves, sales volumes, prices, and revenues for NGLs as we did not take title to these NGLs. Instead, the value attributable to these unrecognized NGL volumes was included within natural gas revenues as an increase to the overall price received. This change impacts the comparability of 2017 with prior periods.

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

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 87% of our proved producing reserves and anticipate operating substantially all of our future net drilling locations. Additionally, our current development plan anticipates that all of our future activities will be concentrated in the Wattenberg Field.

Market Conditions

Market prices for our products significantly impact our revenues, net income, and cash flow.  The market prices for oil, natural gas, and NGLs are inherently volatile.  To provide historical perspective, the following table presents the average annual NYMEX prices for oil and natural gas for each of the last five fiscal years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (NYMEX WTI)
Average NYMEX Price	$48.24	$45.59	$50.08	$39.39
Realized Price	41.15	35.06	41.75	29.37
Differential	$(7.09)	$(10.53)	$(8.33)	$(10.02)

Gas (NYMEX Henry Hub)
Average NYMEX Price	$3.08	$2.15	$3.04	$2.07
Realized Price	2.29	2.04	2.42	1.93
Differential	$(0.79)	$(0.11)	$(0.62)	$(0.14)

NGL Realized Price	$13.18	$—	$14.12	$—

Market conditions in the Wattenberg Field require us to sell oil at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us at the wellhead and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. With regard to the sale of oil, substantially all of the Company's first quarter 2017 oil production was sold to the counterparties of its firm sales commitments. Beginning in the second quarter of 2017, the Company's oil production exceeded its firm sales commitments, and the surplus oil production was sold at a reduced differential as compared to our committed volumes. Relating to the sale of natural gas, prior to January 1, 2017, the price we received included payment for a percentage of the value attributable to the natural gas liquids produced with the natural gas. Beginning in the first quarter 2017, natural gas liquids and dry natural gas volumes are disclosed separately, and NGL revenues will replace the premium to dry natural gas prices that the Company historically realized on its wet natural gas sales volumes.

There has been significant volatility in the price of oil and natural gas since mid-2014.  As reflected in published data, the price for WTI oil settled at $53.75 per Bbl on Friday, December 30, 2016.  Comparably, the price of oil settled at $46.02 per Bbl on Friday, June 30, 2017, a decline of 14% from December 30, 2016. Our revenues, results of operations, profitability and future growth, and the carrying value of our oil and gas properties depend primarily on the prices that we receive for our oil, natural gas, and NGL production.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the “ceiling test” required under the accounting principles for companies following the “full cost” method of accounting.  At June 30, 2017, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.   However, if pricing conditions decline, we may incur a full cost ceiling impairment related to our oil and gas properties in future quarters.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of June 30, 2017:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
166	145	128	31	294	176

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
161	153	178	31	339	184

In addition to the producing wells summarized in the preceding table, as of June 30, 2017, we were the operator of 59 gross (50 net) horizontal wells in progress, which excludes 25 gross (20 net) wells for which we have only set surface casings. As of June 30, 2017, we are participating in 89 gross (13 net) non-operated horizontal wells in progress.

As we develop our acreage through horizontal drilling, we have an active program for plugging and abandoning vertical wellbores with a vast majority of the operated wells planned to be plugged over the next year. During the six months ended June 30, 2017, we plugged 35 wells and returned the associated acreage to the property owners.

On May 2, 2017, the Colorado Oil and Gas Conservation Commission issued a Notice to Operators (NTO) to verify the location of all flowlines associated with operated wells and the integrity of those flowlines. The Company has completed all field work associated with the NTO and filed the required paperwork regarding its operations ahead of the June 30, 2017 deadline.

Production

For the three months ended June 30, 2017, our average daily production increased to 32,624 BOED as compared to 11,098 BOED for the three months ended June 30, 2016. During the first six months of 2017, our average net daily production was 25,224 BOED. By comparison, during the six months ended June 30, 2016, our average production rate was 11,304 BOED. As of June 30, 2017, approximately 99% of our daily production was from horizontal wells.

Strategy

Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves, and cash flow through development, exploitation, exploration, and acquisitions of oil and gas properties. We intend to follow a balanced risk strategy by allocating capital expenditures to lower risk development and exploitation activities. Key elements of our business strategy include the following:

•
Concentrate on our existing core area in and around the D-J Basin, where we have significant operating experience.  All of our current wells and our planned acreage development is located either in or adjacent to the Wattenberg Field.  Focusing our operations in this area leverages our management, technical, and operational experience in the basin.

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

In June 2017, we executed a purchase and sale agreement with a private party for the acquisition of approximately 1,000 net acres of developed and undeveloped leasehold and mineral interests, along with the associated production, for a total purchase price of $21 million, net of customary closing adjustments. The transaction is expected to close in the third quarter of 2017. We also entered into a separate agreement with another party to trade approximately 4,000 net acres of the Company's non-contiguous acreage for approximately 4,000 net acres within the Company's core operating area. This transaction is also expected to close in the third quarter of 2017.

Acquisitions

In March 2017, we closed an acquisition comprised primarily of developed and undeveloped oil and gas leasehold interests for a total purchase price of $25.0 million, composed of cash and assumed liabilities.

Divestitures

We completed divestitures of acreage outside of the Company's core development area of approximately 10,700 net undeveloped acres, along with the associated production. For three and six months ended June 30, 2017, the transactions resulted in proceeds of approximately $6.5 million and $77.2 million in cash and the assumption by the buyers of $0.6 million and $0.6 million in liabilities, respectively.

Revolving Credit Facility

In April 2017, the lenders under our revolving credit facility (sometimes referred to as the "Revolver") completed their regular semi-annual redetermination of our borrowing base.  The borrowing base was increased from $160 million to $225 million; however, the Company chose to limit aggregate elected commitments to $210 million. The next semi-annual redetermination is scheduled for November 2017. Due to the outstanding principal balance and letters of credit, approximately $119.5 million of the borrowing base was available to use for future borrowings as of June 30, 2017.

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

During the six months ended June 30, 2017, we drilled 63 operated horizontal wells and completed 48 operated horizontal wells. As of June 30, 2017, we are the operator of 59 gross (50 net) horizontal wells in progress, which excludes 25 gross (20 net) horizontal wells for which we have only set surface casings. For 2017, we expect to drill 116 gross operated horizontal wells, primarily mid-length and long laterals targeting the Codell and Niobrara formations.

For the six months ended June 30, 2017, we participated in the completion of 20 gross (2 net) non-operated horizontal wells. As of June 30, 2017, we are participating in 89 gross (13 net) non-operated horizontal wells in progress.

Trends and Outlook

Oil traded at $53.75 per Bbl on December 30, 2016, but has since declined approximately 14% as of June 30, 2017 to $46.02. Natural gas traded at $3.72 per Mcf on December 30, 2016, but declined approximately 18% as of June 30, 2017 to $3.04. Oil prices continue to remain significantly lower than they were in the first half of 2014, when they were near $100/bbl. Lower oil prices (i) reduce our cash flow which, in turn, could reduce the funds available for exploring and replacing oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) may cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and natural gas wells being abandoned as non-commercial, and (vi) may cause ceiling test impairments.

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

We have extended the use of oil gathering lines to certain production locations. These gathering systems are owned and operated by independent third parties, and we commit specific leases to these systems. We believe that oil gathering lines have several benefits, including a) reduced need to use trucks to gather our oil, thereby reducing truck traffic and noise in and around our production locations, b) potentially lower gathering costs as pipeline gathering tends to be more efficient, c) reduced on-site oil storage capacity, resulting in lower production location facility costs, and d) generally improved community relations.

Oil transportation and takeaway capacity has increased with the expansion of certain interstate pipelines servicing the Wattenberg Field. This has reversed the prior imbalance of oil production exceeding the combination of local refinery demand and the capacity of pipelines to move the oil to other markets. We strive to reduce the negative differential that we have historically realized on our oil production depending on transportation commitments, local refinery demand, and our production volumes. Further details regarding posted prices and average realized prices are discussed in "-Market Conditions."

As of June 30, 2017, we have identified over 1,200 drilling locations across our acreage position. For 2017, we expect to drill 116 gross operated horizontal wells of mostly mid-length and long laterals targeting the Codell and Niobrara zones. We anticipate this drilling and completion program will cost between $320 million and $340 million and will lead to a significant increase in production and associated proved developed producing reserves while allowing us to retain significant operational and financial flexibility to reduce or accelerate activity in response to changing economic conditions. Additionally, drilling and completion expenditures associated with non-operated properties is expected to be between $40 million and $60 million. Full-year 2017 production is forecasted to be between 32,000 BOED and 34,000 BOED.

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

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

For the three months ended June 30, 2017, we reported net income of $27.9 million compared to net loss of $153.8 million during the three months ended June 30, 2016. Net income per basic and diluted share was $0.14 for the three months ended June 30, 2017 compared to net loss per basic and diluted share of $0.89 for the three months ended June 30, 2016. Net income per basic share for the three months ended June 30, 2017 increased by $1.03 primarily due to the ceiling test impairment of $144.1 million incurred during the three months ended June 30, 2016 whereas no ceiling test impairment was recognized during the three months ended June 30, 2017. Revenues increased 213% during the three months ended June 30, 2017 compared with the three months ended June 30, 2016 due to a 194% increase in production and a 7% increase in realized prices. As of June 30, 2017, we had 633 gross producing wells, of which 339 were horizontal, compared with 620 gross producing wells, of which 223 were horizontal, as of June 30, 2016.

Oil, Natural Gas, and NGL Production and Revenues - For the three months ended June 30, 2017, we recorded total oil, natural gas, and NGL revenues of $75.0 million compared to $23.9 million for the three months ended June 30, 2016, an increase of $51.1 million or 213%. The following table summarizes key production and revenue statistics:

	Three Months Ended June 30,		Percentage
	2017	2016	Change
Production:
Oil (MBbls) [1]	1,262	508	148%
Natural Gas (MMcf) [2]	6,264	3,015	108%
NGLs (MBbls) [3]	662	—	nm
MBOE [4]	2,969	1,010	194%
BOED [5]	32,624	11,098	194%

Revenues (in thousands):
Oil	$51,939	$17,793	192%
Natural Gas	14,364	6,154	133%
NGLs [3]	8,733	—	nm
	$75,036	$23,947	213%
Average sales price:
Oil	$41.15	$35.06	17%
Natural Gas	$2.29	$2.04	12%
NGLs [3]	$13.18	$—	nm
BOE	$25.28	$23.71	7%
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

Net oil, natural gas, and NGL production for the three months ended June 30, 2017 averaged 32,624 BOED, an increase of 194% over average production of 11,098 BOED in the three months ended June 30, 2016. From June 30, 2016 to June 30, 2017, our well count increased by 74 net horizontal wells, growing our reserves and daily production totals. Additionally, our conversion to three stream accounting positively impacted production in the current period. The 194% increase in production and the 7% increase in average sales prices resulted in a significant increase in revenues.

Lease Operating Expenses ("LOE") - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Production costs	$4,863	$6,669
Workover	155	176
Total LOE	$5,018	$6,845

Per BOE:
Production costs	$1.64	$6.60
Workover	0.05	0.17
Total LOE	$1.69	$6.77

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells in production and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the three months ended June 30, 2017, we experienced decreased production expense compared to three months ended June 30, 2016 primarily due to significantly less expense related to environmental remediation and regulatory compliance projects during 2017, the consolidation of our operations into a more central geographic operating area, and a 26% reduction in our total number of vertical wells through divestitures and plugging activities. Unit operating costs benefited from larger volumes of early production on the 23 horizontal wells turned to sales during the quarter in addition to the production from wells turned to sales after the second quarter of 2016.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the three months ended June 30, 2017, the Company increased its estimate for production taxes based on recent historical experience and additional information received during the period. Based on this analysis, the Company's prior period accruals were increased, resulting in an approximate $0.9 million increase to our production taxes. During the three months ended June 30, 2017, production taxes were $9.5 million, or $3.19 per BOE, compared to $2.1 million, or $2.12 per BOE, during the prior year period. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 12.6% and 8.9% for the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, the production tax rate was increased to mirror the significant increase in new production and its impact on severance tax.

DD&A - The following table summarizes the components of DD&A:

	Three Months Ended June 30,
(in thousands)	2017	2016
Depletion of oil and gas properties	$25,742	$10,965
Depreciation and accretion	685	309
Total DD&A	$26,427	$11,274

DD&A expense per BOE	$8.90	$11.16

For the three months ended June 30, 2017, DD&A was $8.90 per BOE compared to $11.16 per BOE for the three months ended June 30, 2016. The decrease in the DD&A rate was the result of a decrease in the ratio of total costs capitalized in the full cost pool to the estimated recoverable reserves. This ratio was significantly reduced due to the impairments of our full cost pool that primarily occurred during the first half of 2016 and the increase in our total proved reserves. These impacts were partially offset by recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determines the depletion rate.

Full cost ceiling impairment - During the three months ended June 30, 2017, we had no impairment as compared to an impairment of $144.1 million for the three months ended June 30, 2016, representing the amount by which the net capitalized costs of our oil and gas properties exceeded our full cost ceiling.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Three Months Ended June 30,
(in thousands)	2017	2016
G&A costs incurred	$10,136	$9,859
Capitalized costs	(2,531)	(2,339)
Total G&A	$7,605	$7,520

Non-Cash G&A	$2,685	$2,391
Cash G&A	4,920	5,129
Total G&A	$7,605	$7,520

Non-Cash G&A per BOE	$0.90	$2.37
Cash G&A per BOE	1.66	5.08
G&A Expense per BOE	$2.56	$7.45

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $7.6 million for the second quarter of 2017 were 1% higher than G&A for the same period of 2016. This increase is primarily due to a 53% increase in employee headcount from 73 at June 30, 2016 to 112 at June 30, 2017, which was offset by a reduction in professional fees incurred due to decreased deal activity and contract services during 2017.

Our G&A expense for the three months ended June 30, 2017 includes stock-based compensation of $2.7 million compared to $2.4 million for the three months ended June 30, 2016. Stock-based compensation is a non-cash charge that is based on the calculated fair value of stock options, performance-vested stock units, restricted share units, and stock bonus shares that we grant for compensatory purposes. For stock options, the fair value is estimated using the Black-Scholes-Merton option pricing model. For performance-vested stock units, the fair value is estimated using the Monte Carlo model. For restricted stock units and stock bonus shares, the fair value is estimated using the closing stock price on the grant date. Amounts are pro-rated over the vesting terms of the award agreements, which are generally three to five years.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the three months ended June 30, 2016 to the three months ended June 30, 2017 reflects our overall increase in G&A activity.

Commodity derivative gains (losses) - As more fully described in Item 1. Financial Statements – Note 8, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the three months ended June 30, 2017, we realized a cash settlement loss of less than $0.1 million, net of previously incurred premiums attributable to the settled commodity contracts. For the prior comparable period, we realized a cash settlement gain of $0.4 million, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the three months ended June 30, 2017, we recorded an unrealized gain of $1.4 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the three months ended June 30, 2016, we reported an unrealized loss of $6.1 million. Unrealized gains and losses are non-cash items.

Income taxes - We reported no income tax expense for the three months ended June 30, 2017 or the prior year period. During the three months ended June 30, 2017 and 2016, the effective tax rates were substantially reduced by recognition of a full valuation allowance on the net deferred tax assets. During the three months ended June 30, 2017 and 2016, the effective tax rate differed from the statutory rate primarily due to the recognition of the valuation allowance recorded against deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on the level of cumulative losses in the prior periods and the level of uncertainty with respect to future taxable income over the period in which the deferred tax assets are deductible, a valuation allowance has been provided as of June 30, 2017. During the 2016 comparable period, we reached the same conclusion; therefore, a valuation allowance has been provided as of June 30, 2016.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

For the six months ended June 30, 2017, we reported net income of $47.8 million compared to net loss of $205.2 million during the six months ended June 30, 2016. Net income per basic and diluted share was $0.24 for the six months ended June 30, 2017 compared to net loss per basic and diluted share of $1.40 for the six months ended June 30, 2016. Net income per basic share for the six months ended June 30, 2017 increased by $1.64 primarily due to the ceiling test impairment of $189.8 million incurred during the six months ended June 30, 2016 whereas no ceiling test impairment was recognized during the six months ended June 30, 2017. Revenues increased 181% during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 due to a 122% increase in production and a 27% increase in realized prices. As of June 30, 2017, we had 633 gross producing wells, of which 339 were horizontal, compared with 620 gross producing wells, of which 223 were horizontal, as of June 30, 2016.

Oil, Natural Gas, and NGL Production and Revenues - For the six months ended June 30, 2017, we recorded total oil, natural gas, and NGL revenues of $118.8 million compared to $42.2 million for the six months ended June 30, 2016, an increase of $76.6 million or 181%. The following table summarizes key production and revenue statistics:

	Six Months Ended June 30,		Percentage
	2017	2016	Change
Production:
Oil (MBbls)	1,942	1,035	88%
Natural Gas (MMcf)	9,710	6,136	58%
NGLs (MBbls) [1]	1,005	—	nm
MBOE	4,566	2,057	122%
BOED	25,224	11,304	123%

Revenues (in thousands):
Oil	$81,088	$30,387	167%
Natural Gas	23,543	11,833	99%
NGLs [1]	14,195	—	nm
	$118,826	$42,220	181%
Average sales price:
Oil	$41.75	$29.37	42%
Natural Gas	$2.42	$1.93	25%
NGLs [1]	$14.12	$—	nm
BOE	$26.03	$20.52	27%
1 For periods prior to January 1, 2017, we did not separately report sales volumes, prices, and revenues for NGLs as we did not take title to these NGLs. Instead, the value attributable to these unrecognized NGL volumes was included within natural gas revenues as an increase to the overall price received. This change impacts the comparability of the two periods presented.

Net oil, natural gas, and NGL production for the six months ended June 30, 2017 averaged 25,224 BOED, an increase of 123% over average production of 11,304 BOED in the six months ended June 30, 2016. From June 30, 2016 to June 30, 2017, our well count increased by 74 net horizontal wells, growing our reserves and daily production totals. Additionally, our conversion to three stream accounting positively impacted production in the current period. The 122% increase in production and the 27% increase in average sales prices resulted in a significant increase in revenues.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Production costs	$8,336	$10,935
Workover	404	209
Total LOE	$8,740	$11,144

Per BOE:
Production costs	$1.83	$5.32
Workover	0.09	0.10
Total LOE	$1.92	$5.42

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells in production and, to a lesser extent, on fluctuation in oil field service costs and changes in the production mix of oil and natural gas. During the six months ended June 30, 2017, we experienced decreased production expense compared to the six months ended June 30, 2016 primarily due to significantly less expense related to environmental remediation and regulatory compliance projects during 2017, the consolidation of our operations into a more central geographic operating area, and a 26% reduction in our total number of vertical wells through divestitures and plugging activities. Unit operating costs benefited from larger volumes of early production on the 48 horizontal wells turned to sales during the six months ended June 30, 2017 in addition to the production on wells turned to sales after the second quarter of 2016.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the six months ended June 30, 2017, the Company reduced its estimate for production taxes based on recent historical experience and additional information received during the period. Based on this analysis, the Company's accrual was reduced, resulting in an approximate $1.1 million reduction to our production taxes. Production taxes were $10.9 million, or $2.39 per BOE for the six months ended June 30, 2017, compared to $4.0 million, or $1.93 per BOE, for the six months ended June 30, 2016. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 9.2% and 9.4% for the six months ended June 30, 2017 and 2016, respectively.

DD&A - The following table summarizes the components of DD&A:

	Six Months Ended June 30,
(in thousands)	2017	2016
Depletion of oil and gas properties	$38,445	$22,708
Depreciation and accretion	1,211	658
Total DD&A	$39,656	$23,366

DD&A expense per BOE	$8.69	$11.36

For the six months ended June 30, 2017, DD&A was $8.69 per BOE compared to $11.36 per BOE for the six months ended June 30, 2016. The decrease in the DD&A rate was the result of a decrease in the ratio of total costs capitalized in the full cost pool to the estimated recoverable reserves. This ratio was significantly reduced due to the impairments of our full cost pool that primarily occurred during the first half of 2016 and the increase in our total proved reserves. These impacts were partially offset by recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determined the depletion rate.

Full cost ceiling impairment - During the six months ended June 30, 2017, we had no impairment as compared to an impairment of $189.8 million for the six months ended June 30, 2016, representing the amount by which the net capitalized costs of our oil and gas properties exceeded our full cost ceiling.

G&A - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Six Months Ended June 30,
(in thousands)	2017	2016
G&A costs incurred	$21,016	$17,951
Capitalized costs	(5,211)	(2,988)
Total G&A	$15,805	$14,963

Non-Cash G&A	$5,360	$4,910
Cash G&A	10,445	10,053
Total G&A	$15,805	$14,963

Non-Cash G&A per BOE	$1.17	$2.39
Cash G&A per BOE	2.29	4.89
G&A Expense per BOE	$3.46	$7.28

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $15.8 million for the second quarter of 2017 were 6% higher than G&A for the same period of 2016. This increase is primarily due to a 53% increase in employee headcount from 73 at June 30, 2016 to 112 at June 30, 2017, which was offset by a reduction in professional fees incurred due to decreased deal activity and contract services during 2017.

Our G&A expense for the six months ended June 30, 2017 includes stock-based compensation of $5.4 million compared to $4.9 million for the six months ended June 30, 2016.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the six months ended June 30, 2016 to the six months ended June 30, 2017 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivatives - As more fully described in Item 1. Financial Statements – Note 8, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the six months ended June 30, 2017, we realized a cash settlement loss of $0.1 million, net of previously incurred premiums attributable to the settled commodity contracts. For the prior comparable period, we realized a cash settlement gain of $2.9 million.

In addition, for the six months ended June 30, 2017, we recorded an unrealized gain of $4.8 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the six months ended June 30, 2016, we reported an unrealized loss of $6.9 million. Unrealized gains and losses are non-cash items.

Income taxes - We reported no income tax expense for the six months ended June 30, 2017 or the prior year period. As explained in more detail in the "-Income taxes" section above, during the six months ended June 30, 2017 and 2016, the effective tax rates were substantially reduced by recognition of a full valuation allowance on the net deferred tax assets. During the six months ended June 30, 2017 and 2016, the effective tax rate differed from the statutory rate primarily due to the recognition of the valuation allowance recorded against deferred tax assets.

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

Sources and Uses

Our sources and uses of capital are heavily influenced by the prices that we receive for our production. During the six months ended June 30, 2017, the NYMEX-WTI oil price ranged from a high of $54.48 per Bbl on February 23, 2017 to a low of $42.48 per Bbl on June 21, 2017, while the NYMEX-Henry Hub natural gas price ranged from a low of $2.56 per MMBtu on February 21, 2017 to a high of $3.42 per MMBtu on May 12, 2017. These markets will likely continue to be volatile in the future. To deal with the volatility in commodity prices, we maintain a flexible capital investment program and seek to maintain a high operating interest in our leaseholds with limited long-term capital commitments. This enables us to accelerate or decelerate our activities quickly in response to changing industry environments.

At June 30, 2017, we had cash and cash equivalents of $36.7 million, $80.0 million outstanding on our Senior Notes, and a $90.0 million outstanding balance under our revolving credit facility. Our sources and (uses) of funds for the six months ended June 30, 2017 and 2016 are summarized below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operations	$74,458	$12,235
Capital expenditures	(221,299)	(546,112)
Net cash provided by other investing activities	75,609	5,284
Net cash (used in) provided by equity financing activities	(451)	543,092
Net cash provided by (used in) debt financing activities	89,745	(2,364)
Net increase in cash and equivalents	$18,062	$12,135

Net cash provided by operating activities was $74.5 million and $12.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash from operating activities reflects the increase in realized commodity prices and production.

Net cash provided by other investing activities was $75.6 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we received proceeds from the sale of oil and gas properties of $77.2 million and $23.5 million, respectively. These inflows were offset by net cash deposited in escrow of $1.5 million and $18.2 million for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, we received cash proceeds from borrowing $110.0 million under the Revolver and used cash proceeds from a divestiture to repay $20.0 million of this balance.

Credit Facility

The Revolver has a maturity date of December 15, 2019.  The agreement was most recently amended in April 2017.  The Revolver has a maximum loan commitment of $500 million; however, the maximum amount that we can borrow at any one time is subject to a borrowing base limitation, which stipulates that we may borrow up to the lesser of the maximum loan commitment or the borrowing base.  The borrowing base can increase or decrease based upon the value of the collateral, which secures any amounts borrowed under the Revolver.  The value of the collateral will generally be derived with reference to the estimated future net cash flows from our proved oil and natural gas reserves, discounted by 10%. Amounts borrowed under the Revolver are secured by certain of our assets, including substantially all of our producing wells and developed oil and gas leases.

As a result of the regular semi-annual redetermination of our borrowing base on April 28, 2017, the borrowing base was increased from $160 million to $225 million; however, the Company chose to limit aggregate elected commitments to $210 million. As of June 30, 2017, there was a $90.0 million outstanding principal balance and $0.5 million in letters of credit outstanding, leaving $119.5 million available to us for future borrowings. The next semi-annual redetermination is scheduled for November 2017. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid contains a graduated escalation in applicable margin for increased utilization.

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

Senior Notes

On June 14, 2016, the Company issued $80 million aggregate principal amount of the Senior Notes in a private placement to qualified institutional buyers. The maturity for the payment of principal is June 13, 2021. Interest on the Senior Notes accrues at 9% and began accruing on June 14, 2016. Interest is payable on June 15 and December 15 of each year, beginning on December 15, 2016. The Senior Notes were issued pursuant to an indenture dated as of June 14, 2016 (the "Indenture") and are guaranteed on a senior unsecured basis by the Company’s existing and future subsidiaries that incur or guarantee certain indebtedness, including indebtedness under the revolving credit facility. At any time prior to December 14, 2018, the Company may redeem all or a part of the Senior Notes at the Make-Whole Price (as defined in the Indenture) and accrued and unpaid interest.  On and after December 14, 2018, the Company may redeem all or a part of the Senior Notes at the redemption price at a specified percentage of the principal amount of the redeemed notes (104.50% for 2018, 102.25% for 2019, and 100.0% for 2020 and thereafter, during the twelve-month period beginning on December 14 of each applicable year), plus accrued and unpaid interest. Additionally, prior to December 14, 2018, the Company can, on one or more occasions, redeem up to 35% of the principal amount of the Senior Notes with all or a portion of the net cash proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price equal to 109.00% of the principal amount of the redeemed notes, plus accrued and unpaid interest, subject to certain conditions.

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

Capital Expenditures

Capital expenditures for oil and natural gas activities totaled $268.1 million and $535.8 million for the six months ended June 30, 2017 and 2016, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Six Months Ended June 30,
	2017	2016
Acquisitions of oil and gas properties and leasehold	$32,842	$499,766
Capital expenditures for drilling and completion activities	223,496	32,944
Capitalized interest, capitalized G&A, and other	11,796	3,099
Accrual basis capital expenditures*	$268,134	$535,809
*Capital expenditures reported in the condensed consolidated statement of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the capital expenditures.

The majority of capital expenditures during the six months ended June 30, 2017 were associated with the cost of drilling and completing wells.  During the six months ended June 30, 2017, we drilled 63 operated horizontal wells and completed 48 operated horizontal wells. As of June 30, 2017, we are the operator of 59 gross (50 net) horizontal wells in progress, which excludes 25 gross (20 net) horizontal wells for which we have only set surface casings. All of the wells in progress at June 30, 2017 are scheduled to commence production before December 31, 2017.

For the six months ended June 30, 2017, we participated in the completion of 20 gross (2 net) non-operated horizontal wells. As of June 30, 2017, we are participating in 89 gross (13 net) non-operated horizontal wells in progress.

Capital Requirements

Our level of exploration, development, and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows, and development results, and downstream commitments, among other factors. Our primary need for capital will be to fund our anticipated drilling and completion activities and any other acquisitions that we may complete during the remainder of 2017.

We anticipate that our 2017 drilling and completion capital expenditures for operated wells will be between $320 million and $340 million for the year. However, should commodity prices and/or economic conditions change, we can reduce or accelerate our drilling and completion activities, which could have a material impact on our anticipated capital requirements. Additionally, drilling and completion expenditures associated with non-operated properties is expected to be between $40 million and $60 million.

For the near term, we believe that we have sufficient liquidity to fund our needs through cash on hand, cash flow from operations, and additional borrowings available under our revolving credit facility.  However, should this not meet all of our long-term needs, we may need to raise additional funds to drill new wells through the sale of our securities, from third parties willing to pay our share of drilling and completing wells, or from other sources.  We may not be successful in raising the capital needed to drill or acquire oil or natural gas wells. We may seek to raise funds in capital markets transactions from time to time if we believe market conditions to be favorable.

Oil and Natural Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At June 30, 2017, we had open positions covering 0.9 million barrels of oil and 7,235 MMcf of natural gas. We do not use derivative instruments for speculative purposes.

During the six months ended June 30, 2017, we reported an unrealized commodity activity gain of $4.8 million.  Unrealized gains are non-cash items.  We also reported a realized loss of $0.1 million, representing the cash settlement of commodity contracts settled during the period, net of previously incurred premiums attributable to the settled commodity contracts.

At June 30, 2017, we estimated that the fair value of our various commodity derivative contracts was a net asset of $1.6 million. See Item 1. Financial Statements – Note 9, Fair Value Measurements, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net income (loss)	$27,936	$(153,848)	$47,816	$(205,249)
Depreciation, depletion, and accretion	26,427	11,274	39,656	23,366
Full cost ceiling impairment	—	144,149	—	189,770
Income tax expense	—	101	—	101
Stock-based compensation	2,685	2,392	5,360	4,911
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivatives contracts	(1,328)	5,704	(4,707)	4,024
Cash settlements on commodity derivative contracts	153	1,592	234	4,651
Interest income, net of interest expense	(20)	(167)	(31)	(169)
Adjusted EBITDA	$55,853	$11,197	$88,328	$21,405

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions indicate forward-looking statements. Forward-looking statements included in this report include statements relating to future production, future capital expenditures and projects, the adequacy and nature of future sources of financing, possible future impairment charges, midstream capacity issues, future differentials, future production relative to volume commitments, and the closing and effect of proposed transactions.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

See "Risk Factors" in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017 for a discussion of risk factors that affect our business, financial condition, and results of operations. These risks include, among others, those associated with the following:

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

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 69% and 68% of our revenue during the three and six months ended June 30, 2017, respectively, was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in a $6.3 million and $9.7 million change in revenues during the three and six months ended June 30, 2017, respectively, a $0.25 per Mcf change in our realized natural gas price would have resulted in a $1.6 million and $2.4 million change in our natural gas revenues for the three and six months ended June 30, 2017, respectively, and a $5 per barrel change in our realized NGL price would have resulted in a $3.3 million and $5.0 million change in our NGL revenues for the three and six months ended June 30, 2017, respectively.

During the three months ended June 30, 2017, the price of oil, natural gas, and NGLs increased relative to the second quarter of 2016.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the US dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes. As of June 30, 2017, we had open oil derivatives in a net asset position with a fair value of $1.6 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $0.6 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $2.1 million. A summary of our open positions as of June 30, 2017 is set forth in Item 1. Financial Statements - Note 8, Commodity Derivative Instruments.

Interest Rate Risk - At June 30, 2017, we had $90.0 million in debt outstanding under our revolving credit facility.  Interest on our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the six months ended June 30, 2017, we incurred interest at an annualized rate of 2.8%. We are exposed to interest rate risk on the credit facility if the variable reference rates increase. If interest rates increase, our monthly interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1%, our interest payments in each of the three and six months ended June 30, 2017 would have changed by $0.1 million.

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

We believe that our exposure to counterparty risk increased slightly during the second quarter of 2017 as the amounts due to us from counterparties has increased.

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

Except as disclosed in Note 14 to the accompanying condensed consolidated financial statements, during the quarter, there were no material developments regarding legal matters, which were previously described under Item 3, Legal Proceedings, of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017. This information should be considered carefully together with other information in this report and other reports and materials we file with the SEC.

Item 1A.	Risk Factors

We face many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Annual Report on Form 10-K filed with the SEC on February 23, 2017. This information should be considered carefully together with other information in this report and other reports and materials that we file with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2017 - April 30, 2017 (1)	890	$8.11
May 1, 2017 - May 31, 2017 (1)	16,945	$7.07
June 1, 2017 - June 30, 2017 (1)	1,096	$6.29
Total	18,931

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
3.1
Second Amended and Restated Articles of Incorporation of SRC Energy Inc. (the "Company") effective as of June 15, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2017).

3.2.1	Bylaws of the Company (including Amendment No. 1 thereto) (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on April 22, 2016)
3.2.2	Amendment No. 2 to Bylaws of the Company, effective as of June 15, 2017 (incorporated by reference to Exhibit 3.2.2 to the Company’s Current Report on Form 8-K filed on June 20, 2017)
31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of August, 2017.

SRC Energy Inc.

/s/ Lynn A. Peterson
Lynn A. Peterson, President and Chief Executive Officer (Principal Executive Officer)

/s/ James P. Henderson
James P. Henderson, Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ Jared C. Grenzenbach
Jared C. Grenzenbach, Vice President and Chief Accounting Officer (Principal Accounting Officer)