Form 10-Q
period 2017-09-30
SRC Energy Inc.
filed 2017-11-01
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 201,089,000 outstanding shares of common stock as of October 31, 2017.

SRC ENERGY INC.

SRC ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share data)

ASSETS	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$21,325	$18,615
Accounts receivable:
Oil, natural gas, and NGL sales	72,309	25,728
Trade	45,280	6,805
Commodity derivative assets	—	297
Other current assets	6,289	2,739
Total current assets	145,203	54,184

Property and equipment:
Oil and gas properties, full cost method:
Unproved properties and land, not subject to depletion	327,154	398,547
Proved properties, net of accumulated depletion	758,135	424,082
Wells in progress	158,192	81,780
Oil and gas properties, net	1,243,481	904,409
Other property and equipment, net	6,152	4,327
Total property and equipment, net	1,249,633	908,736
Cash held in escrow and other deposits	—	18,248
Goodwill	40,711	40,711
Other assets	2,359	2,234
Total assets	$1,437,906	$1,024,113

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$134,144	$52,453
Revenue payable	58,742	16,557
Production taxes payable	37,017	17,673
Asset retirement obligations	2,738	2,683
Commodity derivative liabilities	786	2,874
Total current liabilities	233,427	92,240

Revolving credit facility	150,000	—
Notes payable, net of issuance costs	76,216	75,614
Commodity derivative liabilities	394	—
Asset retirement obligations	33,981	13,775
Other liabilities	2,268	1,745
Total liabilities	496,286	183,374

Commitments and contingencies (See Note 14)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 300,000,000 shares authorized: 200,909,101 and 200,647,572 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	201	201
Additional paid-in capital	1,158,317	1,148,998
Retained deficit	(216,898)	(308,460)
Total shareholders' equity	941,620	840,739

Total liabilities and shareholders' equity	$1,437,906	$1,024,113

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Oil, natural gas, and NGL revenues	$103,593	$26,234	$222,419	$68,454
Sales of purchased oil	—	—	1,268	—
Total revenues	103,593	26,234	223,687	68,454

Expenses:
Lease operating expenses	5,154	3,819	13,894	14,963
Production taxes	10,083	(1,461)	21,013	2,509
Costs of purchased oil	—	—	1,518	—
Depreciation, depletion, and accretion	33,740	9,635	73,396	33,001
Full cost ceiling impairment	—	25,453	—	215,223
Unused commitment charge	—	205	669	505
General and administrative	8,484	8,236	24,289	23,199
Total expenses	57,461	45,887	134,779	289,400

Operating income (loss)	46,132	(19,653)	88,908	(220,946)

Other income (expense):
Commodity derivatives gain (loss)	(2,383)	407	2,324	(3,617)
Interest expense, net of amounts capitalized	—	—	—	—
Interest income	16	11	47	176
Other income (expense)	83	(1)	385	3
Total other income (expense)	(2,284)	417	2,756	(3,438)

Income (Loss) before income taxes	43,848	(19,236)	91,664	(224,384)

Income tax expense	—	5	—	106
Net income (loss)	$43,848	$(19,241)	$91,664	$(224,490)

Net income (loss) per common share:
Basic	$0.22	$(0.10)	$0.46	$(1.36)
Diluted	$0.22	$(0.10)	$0.46	$(1.36)

Weighted-average shares outstanding:
Basic	200,881,447	200,515,555	200,807,436	164,771,544
Diluted	201,460,915	200,515,555	201,326,129	164,771,544

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$91,664	$(224,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	73,396	33,001
Full cost ceiling impairment	—	215,223
Settlement of asset retirement obligation	(4,077)	(196)
Stock-based compensation	8,390	7,285
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivatives contracts	(2,324)	3,617
Cash settlements on commodity derivative contracts	778	5,137
Changes in operating assets and liabilities:
Accounts receivable
Oil, natural gas, and NGL sales	(46,581)	602
Trade	(38,446)	2,679
Accounts payable and accrued expenses	1,413	1,761
Revenue payable	41,997	(363)
Production taxes payable	17,548	(10,158)
Other	(941)	(905)
Net cash provided by operating activities	142,817	33,193

Cash flows from investing activities:
Acquisition of oil and gas properties and leaseholds	(62,562)	(503,357)
Capital expenditures for drilling and completion activities	(305,636)	(72,375)
Other capital expenditures	(11,198)	(3,078)
Land and other property and equipment	(4,087)	(3,339)
Cash held in escrow	18,248	(18,244)
Proceeds from sales of oil and gas properties and other	77,017	24,223
Net cash used in investing activities	(288,218)	(576,170)

Cash flows from financing activities:
Proceeds from the sale of stock	—	565,398
Offering costs	—	(21,987)
Proceeds from the employee exercise of stock options	114	—
Payment of employee payroll taxes in connection with shares withheld	(631)	(510)
Proceeds from the revolving credit facility	170,000	55,000
Principal repayments on the revolving credit facility	(20,000)	(133,000)
Financing fees on amendments to the revolving credit facility	(1,372)	(269)
Proceeds from issuance of the notes payable	—	80,000
Financing fees on issuance of the notes payable	—	(4,397)
Net cash provided by financing activities	148,111	540,235

Net increase (decrease) in cash and equivalents	2,710	(2,742)

Cash and equivalents at beginning of period	18,615	66,499

Cash and equivalents at end of period	$21,325	$63,757
Supplemental Cash Flow Information (See Note 15)

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:  SRC Energy Inc. (the "Company," "SRC Energy," "we," "us," or "our") is an independent oil and natural gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids ("NGLs"), primarily in the Denver-Julesburg Basin ("D-J Basin") of Colorado. On June 15, 2017, our shareholders approved an amendment to the Amended and Restated Articles of Incorporation of the Company to change the name of the Company from Synergy Resources Corporation to SRC Energy Inc. The Company had been using the new name on a "doing business as" basis since March 6, 2017. In addition to using the new name, the Company’s common stock, which is listed and traded on the NYSE MKT, changed to the new symbol "SRCI."

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

Major Customers: The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of our oil, natural gas, and NGL revenue (“major customers”) for each of the periods presented are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2017	2016	2017	2016
Company A	30%	*	27%	*
Company B	27%	20%	26%	20%
Company C	13%	12%	15%	*
Company D	*	10%	*	11%
Company E	*	27%	*	38%
* less than 10%

Based on the current demand for oil and natural gas, the availability of other buyers, the multiple contracts for sales of our products, and the Company having the option to sell to other buyers if conditions warrant, the Company believes that the loss of our existing customers or individual contract would not have a material adverse effect on us. Our oil and natural gas production is a commodity with a readily available market, and we sell our products under many distinct contracts. In addition, there are several oil and natural gas purchasers and processors within our area of operations to whom our production could be sold.

Accounts receivable consist primarily of receivables from oil, natural gas, and NGL sales and amounts due from other working interest owners who are liable for their proportionate share of well costs. The Company typically has the right to withhold future revenue disbursements to recover outstanding joint interest billings on outstanding receivables from joint interest owners.

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table (these companies do not necessarily correspond to those presented above):

	As of	As of
Major Customers	September 30, 2017	December 31, 2016
Company A	25%	23%
Company B	16%	*
Company C	*	43%
Company D	*	10%
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. While the Company does not expect net income (loss) or cash flows to be impacted, the Company is currently analyzing whether changes to total revenues and total expenses will be necessary to properly reflect revenue for certain pipeline gathering, transportation, and gas processing agreements. The Company continues to evaluate the expected disclosure requirements, changes to relevant business practices, accounting policies, and control activities that will occur as a result of the adoption of this ASU. The Company plans to adopt the guidance using the modified retrospective method on the effective date of January 1, 2018.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our reported financial position, results of operations, or cash flows.

Change in estimates: During the nine months ended September 30, 2017, the Company adjusted its estimate for production taxes based on recent historical experience and additional information received during the period. During the nine months ended September 30, 2017, the Company decreased the accrual for production taxes to be paid by approximately $1.1 million, which increased our operating income by a corresponding amount, or $0.01 per basic and diluted common share. During the three months ended September 30, 2016, the Company reduced its estimate for ad valorem taxes based on additional information received during that period. As a result, the Company decreased taxes to be paid by approximately $3.6 million which reduced our operating loss for the three and nine months ended September 30, 2016 by a corresponding amount, or $0.02 per basic and diluted common share.

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of	As of
	September 30, 2017	December 31, 2016
Oil and gas properties, full cost method:
Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	$319,954	$392,561
Land	7,200	5,986
Subtotal, unproved properties and land	327,154	398,547

Costs of wells in progress	158,192	81,780

Costs of proved properties:
Producing and non-producing	1,375,937	969,239
Less, accumulated depletion and full cost ceiling impairments	(617,802)	(545,157)
Subtotal, proved properties, net	758,135	424,082

Costs of other property and equipment:
Other property and equipment	7,790	5,063
Less, accumulated depreciation	(1,638)	(736)
Subtotal, other property and equipment, net	6,152	4,327

Total property and equipment, net	$1,249,633	$908,736

The Company periodically reviews its oil and gas properties to determine if the carrying value of such assets exceeds estimated fair value. For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At September 30, 2017, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary. At September 30, 2016, the carrying value of our oil and gas properties subject to the test exceeded the calculated value of the ceiling limitation, resulting in an impairment of $25.5 million for the three months ended September 30, 2016. Impairments for the nine months ended September 30, 2016 totaled $215.2 million. No impairments were recognized for the comparable 2017 periods.

Capitalized Overhead: A portion of the Company’s overhead expenditures are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenditures, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capitalized overhead	$2,518	$1,757	$7,729	$4,745

3.	Acquisitions, Swaps, and Divestitures

Acquisitions and Swaps

The Company seeks to acquire developed and undeveloped oil and gas properties in the core Wattenberg Field to provide additional mineral acres upon which the Company can drill wells and produce hydrocarbons.

September 2017 Acquisition

In September 2017, we completed the second closing of the GC Acquisition (as defined in "-June 2016 Acquisition" below). At the second closing, we acquired 335 operated vertical wells and 7 operated horizontal wells. The effective date of the second closing was April 1, 2016 for the horizontal wells acquired and September 1, 2017 for the vertical wells acquired. At the second closing, the escrow balance of $18.2 million was released and $11.4 million of that amount was returned to the Company.

The total purchase price for the second closing was $31.3 million, composed of cash of $6.8 million and assumed liabilities of $24.5 million. The assumed liabilities included $20.9 million for asset retirement obligations.

August 2017 Acquisition and Swap

In August 2017, we acquired approximately 1,000 net acres of developed and undeveloped leasehold and mineral interests, along with the associated production, for a total purchase price of $22.6 million, composed of cash and assumed liabilities.

In August 2017, we also entered into an agreement with another party to trade approximately 4,000 net acres of the Company's non-contiguous acreage for approximately 4,000 net acres within the Company's core operating area. This transaction is expected to close in the fourth quarter of 2017.

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

June 2016 Acquisition

In May 2016, we entered into a purchase and sale agreement (the "GC Agreement") pursuant to which we agreed to acquire a total of approximately 72,000 gross (33,100 net) acres in an area referred to as the Greeley-Crescent project in the Wattenberg Field for $505 million (the "GC Acquisition").

In June 2016, the Company closed on the portion of the assets comprised of undeveloped oil and gas leasehold interests and non-operated production. The effective date of this part of the transaction was April 1, 2016. As discussed above in "- September 2017 Acquisition" above, we closed on the second part of this transaction covering the operated producing properties in September 2017.

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

For the three and nine months ended September 30, 2017, the results of operations of the acquired assets, representing approximately $1.4 million and $5.5 million of revenue, respectively, and $0.9 million and $5.0 million of operating income, respectively, have been included in the Company's condensed consolidated statements of operations.

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

(in thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Oil, natural gas, and NGL revenues	$26,234	$71,940
Net loss	$(19,241)	$(227,479)

Net loss per common share
Basic	$(0.10)	$(1.14)
Diluted	$(0.10)	$(1.14)

February 2016 Acquisition

On February 4, 2016, the Company completed the acquisition of undeveloped oil and gas leasehold interests for a total purchase price of $10.0 million. The purchase price has been allocated as $8.6 million to proved oil and gas properties and $1.4 million to unproved oil and gas properties. See Note 9 for further details as to the preparation of these significant estimates.

Divestitures

In October 2017, we executed a purchase and sale agreement with a private party resulting in the divestiture of approximately 1,100 net acres and 22 gross (4 net) non-operated wells in progress for $11.6 million. The transaction is expected to close in the fourth quarter of 2017. Additionally, we completed an additional divestiture to a separate private party of 37 operated vertical wells for total consideration of approximately $0.7 million in cash and the assumption by the buyers of $2.3 million in liabilities.

During the nine months ended September 30, 2017, we completed divestitures of approximately 10,700 net undeveloped acres, along with associated production, outside of the Company's core development area for approximately $75.1 million in cash and the assumption by the buyers of $1.7 million in asset retirement obligations and $0.6 million in other liabilities. In accordance with full cost accounting guidelines, the net proceeds were credited to the full cost pool.

In April 2016, the Company agreed to divest approximately 3,700 net undeveloped acres and 107 vertical wells, along with the associated production, primarily in Adams County, Colorado for total consideration of approximately $24.7 million in cash and the assumption by the buyers of $0.5 million in liabilities and $3.6 million in asset retirement obligations. The vertical well transaction closed in April 2016, and the undeveloped acreage transaction closed in June 2016. In accordance with full cost accounting guidelines, the net proceeds were credited to the full cost pool.

4.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depletion of oil and gas properties	$32,944	$9,273	$71,389	$31,981
Depreciation and accretion	796	362	2,007	1,020
Total DD&A Expense	$33,740	$9,635	$73,396	$33,001

Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter. For the three and nine months ended September 30, 2017, production of 3,715 MBOE and 8,280 MBOE, respectively, represented 2.2% and 4.8% of estimated total proved reserves, respectively. For the three and nine months ended September 30, 2016, production of 993 MBOE and 3,050 MBOE, respectively, represented 0.8% and 2.4% of estimated total proved reserves, respectively. DD&A expense was $9.08 per BOE and $9.70 per BOE for the three months ended September 30, 2017 and 2016, respectively, and was $8.86 per BOE and $10.82 per BOE for the nine months ended September 30, 2017 and 2016, respectively.

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

Nine Months Ended September 30, 2017
Asset retirement obligations, December 31, 2016	$16,458
Obligations incurred with development activities	2,782
Obligations assumed with acquisitions	23,521
Accretion expense	981
Obligations discharged with asset retirements and divestitures	(7,023)
Asset retirement obligation, September 30, 2017	$36,719
Less, current portion	(2,738)
Long-term portion	$33,981

6.	Revolving Credit Facility

The Company maintains a revolving credit facility (sometimes referred to as the "Revolver") with a bank syndicate with a maturity date of December 15, 2019. The Revolver is available for working capital requirements, capital expenditures, acquisitions, general corporate purposes, and to support letters of credit. As of September 30, 2017, the terms of the Revolver provide for up to $500 million in borrowings, subject to a borrowing base limitation of $400 million. There was a $150.0 million outstanding principal balance as of September 30, 2017 and no outstanding principal balance as of December 31, 2016. The Company has an outstanding letter of credit of approximately $0.5 million.

In September 2017, the lenders under the Revolver completed their regular semi-annual redetermination of our borrowing base.  The borrowing base was increased from $225 million to $400 million. The next semi-annual redetermination is scheduled for April 2018.

Interest under the Revolver accrues monthly at a variable rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The interest rate margin, as well as other bank fees, varies with utilization of the Revolver. The average annual interest rate for borrowings during the nine months ended September 30, 2017 and 2016 was 3.3% and 2.6%, respectively.

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

Furthermore, the Revolver requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the end of any fiscal quarter; or (b) as of the last day of any fiscal quarter permit its current ratio, as defined in the agreement, to be less than 1.0 to 1.0. As of September 30, 2017, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

7.	Notes Payable

In June 2016, the Company issued $80 million aggregate principal amount of 9% Senior Notes ("Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is June 13, 2021. Interest on the Senior Notes accrues at 9% and began accruing on June 14, 2016. Interest is payable on June 15 and December 15 of each year. The Senior Notes were issued pursuant to an indenture dated as of June 14, 2016 (the "Indenture") and will be guaranteed on a senior unsecured basis by any future subsidiaries of the Company that incur or guarantee certain indebtedness, including indebtedness under the revolving credit facility. The net proceeds from the sale of the Senior Notes were $75.2 million after deductions of $4.8 million for expenses and underwriting discounts and commissions. The associated expenses and underwriting discounts and commissions are amortized using the interest method at an effective interest rate of 10.6%. The net proceeds were used to fund the GC Acquisition as discussed further in Note 3.

At any time prior to December 14, 2018, the Company may redeem all or a part of the Senior Notes at the Make-Whole Price (as defined in the Indenture) and accrued and unpaid interest.  On and after December 14, 2018, the Company may redeem all or a part of the Senior Notes at a redemption price equal to a specified percentage of the principal amount of the redeemed notes (104.50% for 2018, 102.25% for 2019, and 100% for 2020 and thereafter, during the twelve-month period beginning on December 14 of each applicable year), plus accrued and unpaid interest. Additionally, prior to December 14, 2018, the Company can, on one or more occasions, redeem up to 35% of the principal amount of the Senior Notes with all or a portion of the net cash proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price equal to 109% of the principal amount of the redeemed notes, plus accrued and unpaid interest, subject to certain conditions.

The Indenture contains covenants that restrict the Company’s ability and the ability of any restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications.

As of September 30, 2017, the most recent compliance date, the Company was in compliance with these covenants and expects to remain in compliance throughout the next 12-month period.

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

A "put" option gives the owner the right, but not the obligation, to sell the underlying commodity at a specified price (strike price) within a specific time period. Depending on market conditions, strike prices, and the value of the contracts, we may at times purchase put options, which require us to pay premiums at the time we purchase the contracts. These premiums represent the fair value of the purchased put as of the date of purchase.

A "call" option gives the owner the right, but not the obligation, to purchase the underlying commodity at a specified price (strike price) within a specific time period. Depending on market conditions, strike prices, and the value of the contracts, we may, at times, sell call options in conjunction with the purchase of put options to create "collars." We regularly utilize "no premium" (a.k.a. zero cost) collars where the cost of the put is offset by the proceeds of the call. At settlement, we receive the difference between the published index price and a floor price if the index price is below the floor. We pay the difference between the ceiling price and the index price if the index price is above the contracted ceiling price. No amounts are paid or received if the index price is between the floor and the ceiling price.

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

The Company’s commodity derivative contracts as of September 30, 2017 are summarized below:

Settlement Period	Derivative Instrument	Average Volumes (Bbls per month)	Floor Price	Ceiling Price
Crude Oil - NYMEX WTI
Oct 1, 2017 - Dec 31, 2017	Collar	30,667	$40.00	$60.00
Oct 1, 2017 - Dec 31, 2017	Collar	20,000	$45.00	$70.00
Oct 1, 2017 - Dec 31, 2017	Collar	30,667	$40.00	$65.00
Oct 1, 2017 - Dec 31, 2017	Collar	30,667	$40.00	$65.00
Oct 1, 2017 - Dec 31, 2017	Collar	15,333	$45.00	$65.00
Oct 1, 2017 - Dec 31, 2017	Collar	15,333	$45.00	$65.10
Jan 1, 2018 - Dec 31, 2018	Collar	76,042	$40.00	$57.60

Settlement Period	Derivative Instrument	Average Volumes (MMBtu per month)	Floor Price	Ceiling Price
Natural Gas - NYMEX Henry Hub
Oct 1, 2017 - Dec 31, 2017	Collar	100,000	$2.75	$4.00
Oct 1, 2017 - Dec 31, 2017	Collar	153,333	$2.75	$3.90
Oct 1, 2017 - Dec 31, 2017	Collar	92,000	$2.75	$4.10
Oct 1, 2017 - Dec 31, 2017	Collar	15,333	$3.00	$4.31
Oct 1, 2017 - Dec 31, 2017	Collar	110,400	$3.00	$4.30
Oct 1, 2017 - Dec 31, 2017	Collar	199,333	$3.00	$3.88
Oct 1, 2017 - Dec 31, 2017	Collar	199,333	$3.00	$3.91

Natural Gas - CIG Rocky Mountain
Oct 1, 2017 - Dec 31, 2017	Collar	200,000	$2.50	$3.27
Oct 1, 2017 - Dec 31, 2017	Collar	100,000	$2.60	$3.20
Jan 1, 2018 - Dec 31, 2018	Collar	456,250	$2.25	$2.81

Subsequent to September 30, 2017, the Company added the following positions:

Settlement Period	Derivative Instrument	Average Volumes (Bbls per month)	Floor Price	Ceiling Price
Crude Oil - NYMEX WTI
Jan 1, 2018 - Dec 31, 2018	Collar	76,042	$45.00	$58.00

Offsetting of Derivative Assets and Liabilities

As of September 30, 2017 and December 31, 2016, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its condensed consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying condensed consolidated balance sheets and the potential effect of master netting arrangements on the fair value of the Company’s derivative contracts (in thousands):

		As of September 30, 2017
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$1,214	$(1,214)	$—
Commodity derivative contracts	Noncurrent assets	$502	$(502)	$—
Commodity derivative contracts	Current liabilities	$2,000	$(1,214)	$786
Commodity derivative contracts	Noncurrent liabilities	$896	$(502)	$394

		As of December 31, 2016
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$2,045	$(1,748)	$297
Commodity derivative contracts	Noncurrent assets	$—	$—	$—
Commodity derivative contracts	Current liabilities	$4,622	$(1,748)	$2,874
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

The amount of gain (loss) recognized in the condensed consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized gain (loss) on commodity derivatives	$116	$(13)	$(26)	$2,868
Unrealized gain (loss) on commodity derivatives	(2,499)	420	2,350	(6,485)
Total gain (loss)	$(2,383)	$407	$2,324	$(3,617)

Realized gains and losses include cash received from the monthly settlement of derivative contracts at their scheduled maturity date and the previously incurred premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Monthly settlement	$376	$497	$927	$4,398
Previously incurred premiums attributable to settled commodity contracts	(260)	(510)	(953)	(1,530)
Total realized gain (loss)	$116	$(13)	$(26)	$2,868

Credit Related Contingent Features

As of September 30, 2017, three of the six counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the credit facility and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties. The agreement with the fourth counterparty, which is not a lender under the credit facility, is unsecured and does not require the posting of collateral. The agreement with the fifth counterparty, which is not a lender under the credit facility, may require the posting of collateral if in a liability position. The agreement with the sixth counterparty is subject to an inter-creditor agreement between the counterparty and the Company’s lenders under the credit facility.

9.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosure, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1: Quoted prices available in active markets for identical assets or liabilities;

•	Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; and

•	Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow or other valuation models.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company’s non-recurring fair value measurements include unproved properties, asset retirement obligations, and purchase price allocations for the fair value of assets and liabilities acquired through business combinations and certain asset acquisitions. Please refer to Notes 2, 3, and 5 for further discussion of unproved properties, business combinations and asset acquisitions, and asset retirement obligations, respectively.

The Company determines the estimated fair value of its unproved properties using market comparables, which are deemed to be a Level 3 input. See Note 2 for additional information.

The acquisition of a group of assets in a business combination transaction and certain asset acquisitions requires fair value estimates for assets acquired and liabilities assumed.  The fair value of assets and liabilities acquired is calculated using a net discounted cash flow approach for the producing properties. The discounted cash flows are developed using the income approach and are based on management’s expectations for the future.  Unobservable inputs include estimates of future oil and natural gas production from the Company’s reserve reports, commodity prices based on the NYMEX forward price curves as of the date of the estimate (adjusted for basis differentials), estimated operating and development costs, and a risk-adjusted discount rate (all of which are designated as Level 3 inputs within the fair value hierarchy). For unproved properties, the fair value is determined using market comparables.

The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities using Level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit-adjusted risk-free rate, inflation rates, and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period, and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method. See Notes 3 and 5 for additional information.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$—	$—	$—
Commodity derivative liability	$—	$1,180	$—	$1,180

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$297	$—	$297
Commodity derivative liability	$—	$2,874	$—	$2,874

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At September 30, 2017, derivative instruments utilized by the Company consist of puts and collars. The oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above), notes payable, and credit facility borrowings. The carrying values of cash and cash equivalents, cash held in escrow, accounts receivable, and accounts payable are representative of their fair values due to their short-term maturities. Due to the variable interest rate paid on credit facility borrowings, the carrying value is representative of its fair value.

The fair value of the Senior Notes is estimated to be $84.8 million at September 30, 2017. The Company determined the fair value of its notes payable at September 30, 2017 by using observable market based information for debt instruments of similar amounts and duration. The Company has classified the notes as Level 2.

10.	Interest Expense

The components of interest expense are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revolving bank credit facility	$1,016	$—	$1,286	$154
Notes payable	1,800	1,800	5,400	2,120
Amortization of issuance costs	1,090	467	2,267	1,076
Less, interest capitalized	(3,906)	(2,267)	(8,953)	(3,350)
Interest expense, net of amounts capitalized	$—	$—	$—	$—

11.	Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average shares outstanding - basic	200,881,447	200,515,555	200,807,436	164,771,544
Potentially dilutive common shares from:
Stock options	415,524	—	412,902	—
Restricted stock units and stock bonus shares	163,944	—	105,791	—
Weighted-average shares outstanding - diluted	201,460,915	200,515,555	201,326,129	164,771,544

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculation above as such securities had an anti-dilutive effect on earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Potentially dilutive common shares from:
Stock options	4,726,500	5,903,500	4,756,500	5,903,500
Performance-vested stock units [1]	951,884	478,510	951,884	478,510
Restricted stock units and stock bonus shares	308,094	1,003,879	497,806	1,003,879
Total	5,986,478	7,385,889	6,206,190	7,385,889
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

12.	Stock-Based Compensation

In addition to cash compensation, the Company may compensate employees and directors with equity-based compensation in the form of stock options, performance-vested stock units, restricted stock units, stock bonus shares, warrants, and other equity awards. The Company records its equity compensation by pro-rating the estimated grant date fair value of each grant over the period of time that the recipient is required to provide services to the Company (the "vesting phase").  The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company’s common stock.  Indirect valuations are calculated using the Black-Scholes-Merton option pricing model or a Monte Carlo Model. For the periods presented, all stock-based compensation was either classified as a component within general and administrative expense in the Company's condensed consolidated statements of operations or, for that portion which is directly attributable to individuals performing acquisition, exploration, and development activities, was capitalized to the full cost pool. As of September 30, 2017, there were 4,500,000 common shares authorized for grant under the 2015 Plan, of which 86,464 shares were available for future grants. The shares available for future grant exclude 951,884 shares which have been reserved for future vesting of performance-vested stock units under the assumption that these awards met the criterion to vest at their maximum multiplier.

The amount of stock-based compensation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1,277	$1,274	$3,825	$4,107
Performance-vested stock units	807	354	2,130	692
Restricted stock units and stock bonus shares	1,386	1,023	3,779	3,341
Total stock-based compensation	$3,470	$2,651	$9,734	$8,140
Less: stock-based compensation capitalized	(440)	(278)	(1,344)	(856)
Total stock-based compensation expensed	$3,030	$2,373	$8,390	$7,284

Stock options

No stock options were granted during the three and nine months ended September 30, 2017. During the periods presented, the Company granted the following stock options:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Number of options to purchase common shares	350,000	944,500
Weighted-average exercise price	$6.55	$7.20
Term (in years)	10 years	10 years
Vesting Period (in years)	5 years	3 - 5 years
Fair Value (in thousands)	$1,253	$3,381

The assumptions used in valuing stock options granted during each of the periods presented were as follows:

Nine Months Ended September 30, 2016
Expected term	6.4 years
Expected volatility	55%
Risk free rate	1.25 - 1.75%
Expected dividend yield	—%

The following table summarizes activity for stock options for the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2016	6,001,500	$9.27	8.0 years	$6,515
Granted	—	—
Exercised	(30,000)	3.79		140
Expired	(41,000)	11.98
Forfeited	(104,000)	11.60
Outstanding, September 30, 2017	5,826,500	$9.23	7.2 years	$8,076
Outstanding, Exercisable at September 30, 2017	3,146,361	$8.77	6.6 years	$5,660

The following table summarizes information about issued and outstanding stock options as of September 30, 2017:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
Under $5.00	600,000	$3.49	3.9 years	574,000	$3.46	3.8 years
$5.00 - $6.99	1,012,000	6.38	7.2 years	549,000	6.45	6.0 years
$7.00 - $10.99	1,592,500	9.34	7.7 years	658,661	9.50	7.3 years
$11.00 - $13.46	2,622,000	11.58	7.7 years	1,364,700	11.58	7.6 years
Total	5,826,500	$9.23	7.2 years	3,146,361	$8.77	6.6 years

The estimated unrecognized compensation cost from stock options not vested as of September 30, 2017, which will be recognized ratably over the remaining vesting phase, is as follows:

Unrecognized compensation cost (in thousands)	$11,101
Remaining vesting phase	2.5 years

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

The following table summarizes activity for restricted stock units and stock bonus awards for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2016	890,336	$9.54
Granted	669,323	8.27
Vested	(336,445)	9.17
Forfeited	(24,807)	9.85
Not vested, September 30, 2017	1,198,407	$8.93

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of September 30, 2017, which will be recognized ratably over the remaining vesting phase, is as follows:

Unrecognized compensation cost (in thousands)	$8,232
Remaining vesting phase	2.3 years

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

The fair value of the PSUs granted during the nine months ended September 30, 2017 and 2016 was $5.1 million and $4.0 million, respectively. As of September 30, 2017, unrecognized compensation cost for PSUs was $5.8 million and will be amortized through 2019. A summary of the status and activity of PSUs is presented in the following table:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2016	478,510	$8.09
Granted	473,374	10.79
Vested	—	—
Forfeited	—	—
Not vested, September 30, 2017	951,884	$9.44
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

The effective tax rates for the three and nine months ended September 30, 2017 and 2016 were nil. The effective tax rates for the three and nine months ended September 30, 2017 and 2016 were based upon a full year forecasted tax provision and differs from the statutory rate primarily due to the recognition of a valuation allowance recorded against deferred tax assets. There were no significant discrete items recorded during the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017, we had no liability for unrecognized tax benefits. The Company believes that there are no new items nor changes in facts or judgments that should impact the Company’s tax position.  Given the substantial NOL carryforwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carryforwards and would not result in significant interest expense or penalties.  Most of the Company's tax returns filed since August 31, 2011 are still subject to examination by tax authorities. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions, and we are not currently under any state income tax examinations.

No significant uncertain tax positions were identified as of any date on or before September 30, 2017.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of September 30, 2017, the Company has not recognized any interest or penalties related to uncertain tax benefits.

    Each period, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our cumulative losses through September 30, 2017, we have provided a full valuation allowance reducing the net realizable benefits.

14.	Other Commitments and Contingencies

Volume Commitments

The Company entered into firm sales agreements for its oil production with three counterparties during 2014 and entered into an additional firm sales agreement for its oil production in the third quarter 2017. Deliveries under two of the sales agreements commenced during 2015. Deliveries under the third agreement commenced in 2016. Deliveries under the fourth agreement are expected to commence in the second quarter of 2018. Pursuant to these agreements, we must deliver specific amounts of oil either from our own production or from oil that we acquire from third parties. If we are unable to fulfill all of our contractual obligations, we may be required to pay penalties or damages pursuant to these agreements. Our commitments over the next five years, excluding the contingent commitment described below, are as follows:

Year ending December 31,	Oil
(MBbls)
Remainder of 2017	1,072
2018	4,942
2019	5,167
2020	4,003
2021	1,672
Thereafter	—
Total	16,856

During the nine months ended September 30, 2017, the Company incurred deficiency charges of $0.7 million as we were unable to meet all of the obligations during the period. During the third quarter of 2017, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations, although this cannot be guaranteed.

In collaboration with several other producers and DCP Midstream, LP ("DCP Midstream"), we have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin.  The first agreement includes a new 200 MMcf per day processing plant as well as the expansion of a related gathering system. Both are currently expected to be completed by late 2018, although the start-up date is undetermined at this time. Our share of the commitment will require 46.4 MMcf per day to be delivered after the plant in-service date for a period of 7 years. The second agreement also includes a new 200 MMcf per day processing plant as well as the expansion of a related gathering system. Both are currently expected to be completed in 2019, although the start-up date is undetermined at this time. Our share of the commitment will require 43.8 MMcf per day to be delivered after the plant in-service date for a period of 7 years. These contractual obligations can be reduced by the collective volumes delivered to the plants by other producers in the D-J Basin that are in excess of such producers' total commitment. We expect that our development plan will support the utilization of this capacity.

Office leases

In September 2016, the Company entered into a new 65-month lease for the Company’s principal office space located in Denver, which commenced in the first quarter of 2017. Rent under the new lease is approximately $62,000 per month. In July 2016, the Company entered into a field office lease in Greeley which requires monthly payments of $7,500 through October 2021. A schedule of the minimum lease payments under non-cancelable operating leases as of September 30, 2017 follows (in thousands):

Year ending December 31,	Rent
Remainder of 2017	$208
2018	840
2019	859
2020	878
2021	875
Thereafter	477
Total	$4,137

Rent expense for offices leases was $0.2 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, rent expense for office leases was $0.9 million and $0.5 million, respectively.

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

15.	Supplemental Schedule of Information to the Condensed Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the condensed consolidated financial statements for the periods presented (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information:	2017	2016
Interest paid	$4,796	$159
Income taxes paid	—	106

Non-cash investing and financing activities:
Accrued well costs as of period end	$122,387	$32,299
Asset retirement obligations incurred with development activities	2,782	366
Asset retirement obligations assumed with acquisitions	23,521	2,046
Obligations discharged with asset retirements and divestitures	(7,023)	(3,997)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying condensed consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of September 30, 2017 and its results of operations for the three and nine months ended September 30, 2017 and 2016.  It should be read in conjunction with the “Selected Financial Data” and the accompanying audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017. Unless the context otherwise requires, references to "SRC Energy," "we," "us," "our," or the "Company" in this report refer to the registrant, SRC Energy Inc., and its subsidiaries.

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

Overview

SRC Energy is an independent oil and gas company engaged in the acquisition, development, and production of oil, natural gas, and NGLs in the D-J Basin, which we believe to be one of the premier, liquids-rich oil and natural gas resource plays in the United States. It contains hydrocarbon-bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, Sussex, J-Sand, and D-Sand. The area has produced oil and natural gas for over fifty years and benefits from established infrastructure including midstream and refining capacity, long reserve life, and multiple service providers.

Our drilling and completion activities are focused in the Wattenberg Field in Weld County, Colorado, an area that covers the western flank of the D-J Basin. Currently, we are focused on the horizontal development of the Codell and Niobrara formations, which are characterized by relatively high liquids content.

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 90% of our proved producing reserves and anticipate operating substantially all of our future net drilling locations. Additionally, our current development plan anticipates that all of our future activities will be concentrated in the Wattenberg Field.

Market Conditions

Market prices for our products significantly impact our revenues, net income, and cash flow.  The market prices for oil, natural gas, and NGLs are inherently volatile.  To provide historical perspective, the following table presents the average annual NYMEX prices for oil and natural gas for each of the last five fiscal years.

	Year Ended December 31,		Year Ended August 31,
	2016	2015	2015	2014	2013
Average NYMEX prices
Oil (per Bbl)	$43.20	$48.73	$60.65	$100.39	$94.58
Natural gas (per Mcf)	$2.52	$2.58	$3.12	$4.38	$3.55

For the periods presented in this report, the following table presents the Reference Price (derived from average NYMEX prices) as well as the differential between the Reference Price and the prices realized by us.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Oil (NYMEX WTI)
Average NYMEX Price	$48.18	$44.90	$49.44	$41.23
Realized Price	42.37	35.67	42.04	31.47
Differential	$(5.81)	$(9.23)	$(7.40)	$(9.76)

Gas (NYMEX Henry Hub)
Average NYMEX Price	$2.99	$2.88	$3.03	$2.34
Realized Price	2.35	2.73	2.39	2.18
Differential	$(0.64)	$(0.15)	$(0.64)	$(0.16)

NGL Realized Price	$17.32	$—	$15.49	$—

Market conditions in the Wattenberg Field require us to sell oil at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us at the wellhead and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. With regard to the sale of oil, substantially all of the Company's first quarter 2017 oil production was sold to the counterparties of its firm sales commitments. Beginning in the second quarter of 2017, the Company's oil production exceeded its firm sales commitments, and the surplus oil production was sold at a reduced differential as compared to our committed volumes. Relating to the sale of natural gas, prior to January 1, 2017, the price we received included payment for a percentage of the value attributable to the natural gas liquids produced with the natural gas. Beginning in the first quarter of 2017, natural gas liquids and dry natural gas volumes are disclosed separately, and NGL revenues will replace the premium to dry natural gas prices that the Company historically realized on its wet natural gas sales volumes.

There has been significant volatility in the price of oil and natural gas since mid-2014.  During the nine months ended September 30, 2017, the NYMEX-WTI oil price ranged from a high of $54.48 per Bbl on February 23, 2017 to a low of $42.48 per Bbl on June 21, 2017, and the NYMEX-Henry Hub natural gas price ranged from a low of $2.56 per MMBtu on February 21, 2017 to a high of $3.42 per MMBtu on May 12, 2017. As reflected in published data, the price for WTI oil settled at $53.75 per Bbl on Friday, December 30, 2016.  Comparably, the price of oil settled at $51.67 per Bbl on Friday, September 29, 2017, a decline of 4% from December 30, 2016. Our revenues, results of operations, profitability and future growth, and the carrying value of our oil and gas properties depend primarily on the prices that we receive for our oil, natural gas, and NGL production.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the “ceiling test” required under the accounting principles for companies following the “full cost” method of accounting.  At September 30, 2017, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.   However, if pricing conditions decline, we may incur a full cost ceiling impairment related to our oil and gas properties in future quarters.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of September 30, 2017:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
482	456	135	32	617	488

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
208	194	191	33	399	227

In addition to the producing wells summarized in the preceding table, as of September 30, 2017, we were the operator of 46 gross (36 net) horizontal wells in progress, which excludes 19 gross (14 net) wells for which we have only set surface casings. As of September 30, 2017, we are participating in 107 gross (22 net) non-operated horizontal wells in progress. The Company is actively conveying its interests in many of the underlying non-operated wells in progress through signed or anticipated agreements.

As we develop our acreage through horizontal drilling, we have an active program for plugging and abandoning the vast majority of the operated vertical wellbores. During the nine months ended September 30, 2017, we plugged 86 wells and returned the associated acreage to the property owners.

On May 2, 2017, the Colorado Oil and Gas Conservation Commission issued a Notice to Operators (NTO) to verify the location of all flowlines associated with operated wells and the integrity of those flowlines. The Company has completed all field work associated with the NTO and filed the required paperwork regarding its operations ahead of the June 30, 2017 deadline.

Production

For the three months ended September 30, 2017, our average daily production increased to 40,378 BOED as compared to 10,794 BOED for the three months ended September 30, 2016. During the first nine months of 2017, our average net daily production was 30,331 BOED. By comparison, during the nine months ended September 30, 2016, our average production rate was 11,133 BOED. As of September 30, 2017, approximately 99% of our daily production was from horizontal wells.

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

•
Use the latest technology to maximize returns.  Our development objective for individual well optimization is to drill and complete wells with lateral lengths of 7,000' to 10,000'. Utilizing petrophysical and seismic data, a 3-D model is developed for each leasehold section to assist in determining optimal wellbore placement, well spacing, and stimulation design. This process is augmented with formation-specific drilling and completion execution designs and coupled with localized production results to implement a continuous improvement philosophy in optimizing the value per acre of our leasehold throughout our development program.

Significant Developments

We continue to be opportunistic with respect to acquisition efforts to increase our working interests and drilling location inventory. Further, in an effort to extend the length of laterals and/or increase working interests in our wells, we will continue to enter into land and working interest swaps.

Acquisitions

In September, we completed the second closing of the GC Acquisition. At the second closing, we acquired 335 operated vertical wells and 7 operated horizontal wells. The effective date of the second closing was April 1, 2016 for the horizontal wells acquired and September 1, 2017 for the vertical wells acquired. The purchase and sale agreement for the GC Acquisition was signed in May 2016, and the first closing was completed in June 2016. At the second closing, the escrow balance of $18.2 million was released and $11.4 million of that amount was returned to the Company. The total purchase price for the second closing was $31.3 million, composed of cash of $6.8 million and assumed liabilities of $24.5 million. The assumed liabilities included $20.9 million for asset retirement obligations.

In August 2017, we executed a purchase and sale agreement with a private party for the acquisition of approximately 1,000 net acres of developed and undeveloped leasehold and mineral interests, along with the associated production, for a total purchase price of $22.6 million, composed of cash and assumed liabilities.

In March 2017, we acquired developed and undeveloped oil and gas leasehold interests for a total purchase price of $25.0 million, composed of cash and assumed liabilities.

Divestitures

In October 2017, we executed a purchase and sale agreement with a private party resulting in the divestiture of approximately 1,100 net acres and 22 gross (4 net) non-operated wells in progress for $11.6 million. The transaction is expected to close in the fourth quarter of 2017. Additionally, we completed an additional divestiture to a separate private party of 37 operated vertical wells for total consideration of approximately $0.7 million in cash and the assumption by the buyers of $2.3 million in liabilities.

During the nine months ended September 30, 2017, we completed divestitures of approximately 10,700 net undeveloped acres, along with associated production, outside of the Company's core development area for approximately $75.1 million in cash and the assumption by the buyers of $1.7 million in asset retirement obligations and $0.6 million in other liabilities.

Revolving Credit Facility

In September 2017, the lenders under our revolving credit facility (sometimes referred to as the "Revolver") completed their regular semi-annual redetermination of our borrowing base.  The borrowing base was increased from $225 million to $400 million. The next semi-annual redetermination is scheduled for April 2018. Due to the outstanding principal balance and letters of credit, approximately $249.5 million of the borrowing base was available to use for future borrowings as of September 30, 2017, subject to our covenant requirements.

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

During the nine months ended September 30, 2017, we drilled 87 operated horizontal wells and completed 87 operated horizontal wells. As of September 30, 2017, we are the operator of 46 gross (36 net) horizontal wells in progress, which excludes 19 gross (14 net) horizontal wells for which we have only set surface casings. For 2017 as a whole, we expect to drill 118 gross operated horizontal wells, primarily mid-length and long laterals targeting the Codell and Niobrara formations.

For the nine months ended September 30, 2017, we participated in the completion of 16 gross (1 net) non-operated horizontal wells. As of September 30, 2017, we are participating in 107 gross (22 net) non-operated horizontal wells in progress. The Company is actively conveying its interests in many of the underlying non-operated wells in progress through signed or anticipated agreements.

Trends and Outlook

Oil traded at $53.75 per Bbl on December 30, 2016, but has since declined approximately 4% as of September 29, 2017 to $51.67. Natural gas traded at $3.72 per Mcf on December 30, 2016, but declined approximately 19% as of September 29, 2017 to $3.01. Lower oil prices (i) reduce our cash flow which, in turn, could reduce the funds available for exploring and replacing oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) may cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and natural gas wells being abandoned as non-commercial, and (vi) may cause ceiling test impairments.

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

We have been able to reduce drilling and completion costs due to a combination of optimizing well designs, lower contract rates for drilling rigs, fewer average days to drill, and lower completion costs. This focus on cost reduction has supported well-level economics giving consideration to the current prices of oil and natural gas. We continue to strive to reduce drilling and completion costs going forward, but as commodity prices improve and industry activity increases, we may experience higher service costs, causing well-level rates of return to be lower.

From time to time, our production has been adversely impacted by high natural gas gathering line pressures. Where it is cost effective, we install wellhead compression to enhance our ability to inject natural gas into the gathering system and, in some instances, install larger gathering lines to help mitigate the impact of high line pressures. Additionally, midstream companies that operate the natural gas gathering pipelines in the area continue to make significant capital investments to increase the capacity of their systems. While these actions have helped to increase capacity for natural gas processing, we continue to experience line pressures exceeding system limits primarily due to further growth in field-wide production volumes.

To address natural gas production in the D-J Basin, DCP Midstream has announced plans for multiple projects including new processing plants, low pressure gathering systems, additional compression, and plant bypass infrastructure. Most notably, in collaboration with DCP Midstream, we and several other producers have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin.  The initial plan includes a new 200 MMcf per day processing plant as well as the expansion of a related gathering system, both expected to be completed by late 2018. Additionally, through the same framework, all of the parties agreed to a development plan to add another 200 MMcf/d plant in 2019. These agreements impose a baseline and incremental volume commitment which we are currently exceeding.

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

As of September 30, 2017, we have identified over 1,100 drilling locations across our acreage position. For 2017, we expect to drill 118 gross operated horizontal wells of mostly mid-length and long laterals targeting the Codell and Niobrara zones. We anticipate this drilling and completion program will cost approximately $360 million and will lead to a significant increase in production and associated proved developed producing reserves while allowing us to retain significant operational and financial flexibility to reduce or accelerate activity in response to changing economic conditions. Additionally, 2017 drilling and completion expenditures associated with non-operated properties are expected to be approximately $60 million, which is net of capital we expect to recover as described in "- Capital Expenditures" below. Full-year 2017 production is forecasted to be between 33,000 BOED and 35,000 BOED. Assuming a 2018 development program similar to what the Company has done in 2017, we expect to achieve year-over-year production growth of 25% or greater, while funding a majority of our expenditures through internally generated cash flow.

Other than the foregoing, we do not know of any trends, events, or uncertainties that have had or are reasonably expected to have a material impact on our sales, revenues, expenses, liquidity, or capital resources.

Results of Operations

Material changes to certain items in our condensed consolidated statements of operations included in our condensed consolidated financial statements for the periods presented are discussed below.

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

For the three months ended September 30, 2017, we reported net income of $43.8 million compared to net loss of $19.2 million during the three months ended September 30, 2016. Net income per basic and diluted share was $0.22 for the three months ended September 30, 2017 compared to net loss per basic and diluted share of $0.10 for the three months ended September 30, 2016. Net income per basic share for the three months ended September 30, 2017 increased by $0.32 primarily due to the ceiling test impairment of $25.5 million incurred during the three months ended September 30, 2016 (whereas no ceiling test impairment was recognized during the three months ended September 30, 2017) and the 295% increase in revenues period over period. Revenues increased during the three months ended September 30, 2017 compared with the three months ended September 30, 2016 due to a 274% increase in production and a 6% increase in realized prices. As of September 30, 2017, we had 1,016 gross producing wells, of which 399 were horizontal, compared with 635 gross producing wells, of which 245 were horizontal, as of September 30, 2016.

Oil, Natural Gas, and NGL Production and Revenues - For the three months ended September 30, 2017, we recorded total oil, natural gas, and NGL revenues of $103.6 million compared to $26.2 million for the three months ended September 30, 2016, an increase of $77.4 million or 295%. The following table summarizes key production and revenue statistics:

	Three Months Ended September 30,		Percentage
	2017	2016	Change
Production:
Oil (MBbls) [1]	1,726	517	234%
Natural Gas (MMcf) [2]	7,412	2,855	160%
NGLs (MBbls) [3]	753	—	nm
MBOE [4]	3,715	993	274%
BOED [5]	40,378	10,794	274%

Revenues (in thousands):
Oil	$73,144	$18,451	296%
Natural Gas	17,402	7,783	124%
NGLs [3]	13,047	—	nm
	$103,593	$26,234	295%
Average sales price:
Oil	$42.37	$35.67	19%
Natural Gas	2.35	2.73	(14)%
NGLs [3]	17.32	—	nm
BOE	$27.89	$26.42	6%
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

Net oil, natural gas, and NGL production for the three months ended September 30, 2017 averaged 40,378 BOED, an increase of 274% over average production of 10,794 BOED in the three months ended September 30, 2016. From September 30, 2016 to September 30, 2017, our well count increased by 91 net horizontal wells, growing our reserves and daily production totals. Additionally, our conversion to three stream accounting positively impacted reported production in the current period. The 274% increase in production and the 6% increase in average sales prices resulted in a significant increase in revenues.

Lease Operating Expenses ("LOE") - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Production costs	$4,223	$3,529
Workover	93	290
Transportation and gathering	838	—
Total LOE	$5,154	$3,819

Per BOE:
Production costs	$1.14	$3.55
Workover	0.03	0.29
Transportation and gathering	0.23	—
Total LOE	$1.40	$3.84

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and our overall production volumes and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the three months ended September 30, 2017, we experienced increased production expense compared to three months ended September 30, 2016 due to a 113% increase in horizontal operated wells and a 274% increase in production volumes. In addition, in the third quarter, we began delivering under new gathering agreements which resulted in transportation and gathering charges. Unit operating costs benefited from larger volumes of early production on the horizontal wells turned to sales during the quarter in addition to the production from wells turned to sales after the third quarter of 2016.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the three months ended September 30, 2017, production taxes were $10.1 million, or $2.71 per BOE, compared to $(1.5) million, or $(1.47) per BOE, during the prior year period. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 9.7% and (5.6)% for the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, the production tax rate reflects the significant increase in new production and its impact on severance tax. As discussed in Note 1, during the three months ended September 30, 2016, the Company reduced its estimate for ad valorem taxes, resulting in an approximate $3.6 million reduction to our production taxes.

DD&A - The following table summarizes the components of DD&A:

	Three Months Ended September 30,
(in thousands)	2017	2016
Depletion of oil and gas properties	$32,944	$9,273
Depreciation and accretion	796	362
Total DD&A	$33,740	$9,635

DD&A expense per BOE	$9.08	$9.70

For the three months ended September 30, 2017, DD&A was $9.08 per BOE compared to $9.70 per BOE for the three months ended September 30, 2016. The decrease in the DD&A rate was the result of a decrease in the ratio of total costs capitalized in the full cost pool to the estimated recoverable reserves. This ratio was significantly reduced due to the impairments of our full cost pool that primarily occurred during the first half of 2016 and the increase in our total proved reserves. These impacts were partially offset by recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determines the depletion rate.

Full cost ceiling impairment - During the three months ended September 30, 2017, we had no impairment as compared to an impairment of $25.5 million for the three months ended September 30, 2016, representing the amount by which the net capitalized costs of our oil and gas properties exceeded our full cost ceiling.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Three Months Ended September 30,
(in thousands)	2017	2016
G&A costs incurred	$11,002	$9,993
Capitalized costs	(2,518)	(1,757)
Total G&A	$8,484	$8,236

Non-Cash G&A	$3,030	$2,375
Cash G&A	5,454	5,861
Total G&A	$8,484	$8,236

Non-Cash G&A per BOE	$0.82	$2.39
Cash G&A per BOE	1.47	5.90
G&A Expense per BOE	$2.29	$8.29

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $8.5 million for the third quarter of 2017 were 3% higher than G&A for the same period of 2016. This increase is primarily due to a 32% increase in employee headcount from 89 at September 30, 2016 to 117 at September 30, 2017, which was offset by a reduction in professional fees incurred due to decreased deal activity and contract services during 2017.

Our G&A expense for the three months ended September 30, 2017 includes stock-based compensation of $3.0 million compared to $2.4 million for the three months ended September 30, 2016. Stock-based compensation is a non-cash charge that is based on the calculated fair value of stock options, performance-vested stock units, restricted share units, and stock bonus shares that we grant for compensatory purposes. For stock options, the fair value is estimated using the Black-Scholes-Merton option pricing model. For performance-vested stock units, the fair value is estimated using the Monte Carlo model. For restricted stock units and stock bonus shares, the fair value is estimated using the closing stock price on the grant date. Amounts are pro-rated over the vesting terms of the award agreements, which are generally three to five years.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the three months ended September 30, 2016 to the three months ended September 30, 2017 reflects our overall increase in G&A activity.

Commodity derivative gains (losses) - As more fully described in Item 1. Financial Statements – Note 8, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the three months ended September 30, 2017, we realized a cash settlement gain of $0.1 million, net of previously incurred premiums attributable to the settled commodity contracts. For the prior comparable period, we realized a cash settlement loss of $13.0 thousand, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the three months ended September 30, 2017, we recorded an unrealized loss of $2.5 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the three months ended September 30, 2016, we reported an unrealized gain of $0.4 million. Unrealized gains and losses are non-cash items.

Income taxes - We reported no income tax expense for the three months ended September 30, 2017 or the prior year period. During the three months ended September 30, 2017 and 2016, the effective tax rates were substantially reduced by recognition of a full valuation allowance on the net deferred tax assets. During the three months ended September 30, 2017 and 2016, the effective tax rate differed from the statutory rate primarily due to the recognition of the valuation allowance recorded against deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on the level of cumulative losses in the prior periods and the level of uncertainty with respect to future taxable income over the period in which the deferred tax assets are deductible, a valuation allowance has been provided as of September 30, 2017. During the 2016 comparable period, we reached the same conclusion; therefore, a valuation allowance has been provided as of September 30, 2016.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

For the nine months ended September 30, 2017, we reported net income of $91.7 million compared to net loss of $224.5 million during the nine months ended September 30, 2016. Net income per basic and diluted share was $0.46 for the nine months ended September 30, 2017 compared to net loss per basic and diluted share of $1.36 for the nine months ended September 30, 2016. Net income per basic share for the nine months ended September 30, 2017 increased by $1.82 primarily due to the ceiling test impairment of $215.2 million incurred during the nine months ended September 30, 2016 (whereas no ceiling test impairment was recognized during the nine months ended September 30, 2017) and the 225% increase in revenues period over period. Revenues increased during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 due to a 171% increase in production and a 20% increase in realized prices. As of September 30, 2017, we had 1,016 gross producing wells, of which 399 were horizontal, compared with 635 gross producing wells, of which 245 were horizontal, as of September 30, 2016.

Oil, Natural Gas, and NGL Production and Revenues - For the nine months ended September 30, 2017, we recorded total oil, natural gas, and NGL revenues of $222.4 million compared to $68.5 million for the nine months ended September 30, 2016, an increase of $154.0 million or 225%. The following table summarizes key production and revenue statistics:

	Nine Months Ended September 30,		Percentage
	2017	2016	Change
Production:
Oil (MBbls)	3,668	1,552	136%
Natural Gas (MMcf)	17,122	8,991	90%
NGLs (MBbls) [1]	1,758	—	nm
MBOE	8,280	3,050	171%
BOED	30,331	11,133	172%

Revenues (in thousands):
Oil	$154,232	$48,838	216%
Natural Gas	40,945	19,616	109%
NGLs [1]	27,242	—	nm
	$222,419	$68,454	225%
Average sales price:
Oil	$42.04	$31.47	34%
Natural Gas	2.39	2.18	10%
NGLs [1]	15.49	—	nm
BOE	$26.86	$22.44	20%
1 For periods prior to January 1, 2017, we did not separately report sales volumes, prices, and revenues for NGLs as we did not take title to these NGLs. Instead, the value attributable to these unrecognized NGL volumes was included within natural gas revenues as an increase to the overall price received. This change impacts the comparability of the two periods presented.

Net oil, natural gas, and NGL production for the nine months ended September 30, 2017 averaged 30,331 BOED, an increase of 172% over average production of 11,133 BOED in the nine months ended September 30, 2016. From September 30, 2016 to September 30, 2017, our well count increased by 91 net horizontal wells, growing our reserves and daily production totals. Additionally, our conversion to three stream accounting positively impacted reported production in the current period. The 171% increase in production and the 20% increase in average sales prices resulted in a significant increase in revenues.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Production costs	$12,511	$14,464
Workover	$497	$499
Transportation and gathering	$886	$—
Total LOE	$13,894	$14,963

Per BOE:
Production costs	$1.51	$4.74
Workover	0.06	0.16
Transportation and gathering	0.11	—
Total LOE	$1.68	$4.90

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and our overall production volumes and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the nine months ended September 30, 2017, we experienced decreased production expense compared to the nine months ended September 30, 2016 primarily due to significantly less expense related to environmental remediation and regulatory compliance projects during 2017 and the consolidation of our operations into a more central geographic operating area. This decrease was partially offset by transportation and gathering charges resulting from new gathering agreements. Unit operating costs benefited from larger volumes of early production on the 87 horizontal wells turned to sales during the nine months ended September 30, 2017 in addition to the production on wells turned to sales after the third quarter of 2016.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. Production taxes were $21.0 million, or $2.54 per BOE, for the nine months ended September 30, 2017, compared to $2.5 million, or $0.82 per BOE, for the nine months ended September 30, 2016. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 9.4% and 3.7% for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Company adjusted its estimates for production taxes to reflect a significant increase in new production. As discussed in Note 1, during the nine months ended September 30, 2016, the Company reduced its estimate for ad valorem taxes, resulting in an approximate $3.6 million reduction to our production taxes.

DD&A - The following table summarizes the components of DD&A:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Depletion of oil and gas properties	$71,389	$31,981
Depreciation and accretion	2,007	1,020
Total DD&A	$73,396	$33,001

DD&A expense per BOE	$8.86	$10.82

For the nine months ended September 30, 2017, DD&A was $8.86 per BOE compared to $10.82 per BOE for the nine months ended September 30, 2016. The decrease in the DD&A rate was the result of a decrease in the ratio of total costs capitalized in the full cost pool to the estimated recoverable reserves. This ratio was significantly reduced due to the impairments of our full cost pool that primarily occurred during the first half of 2016 and the increase in our total proved reserves. These impacts were partially offset by recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, wherein the ratio of production volumes for the quarter to beginning of quarter estimated total reserves determined the depletion rate.

Full cost ceiling impairment - During the nine months ended September 30, 2017, we had no impairment as compared to an impairment of $215.2 million for the nine months ended September 30, 2016, representing the amount by which the net capitalized costs of our oil and gas properties exceeded our full cost ceiling.

G&A - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2017	2016
G&A costs incurred	$32,018	$27,944
Capitalized costs	(7,729)	(4,745)
Total G&A	$24,289	$23,199

Non-Cash G&A	$8,390	$7,285
Cash G&A	15,899	15,914
Total G&A	$24,289	$23,199

Non-Cash G&A per BOE	$1.01	$2.39
Cash G&A per BOE	1.92	5.22
G&A Expense per BOE	$2.93	$7.61

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $24.3 million for the third quarter of 2017 were 5% higher than G&A for the same period of 2016. This increase is primarily due to a 32% increase in employee headcount from 89 at September 30, 2016 to 117 at September 30, 2017, which was offset by a reduction in professional fees incurred due to decreased deal activity and contract services during 2017.

Our G&A expense for the nine months ended September 30, 2017 includes stock-based compensation of $8.4 million compared to $7.3 million for the nine months ended September 30, 2016.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivatives - As more fully described in Item 1. Financial Statements – Note 8, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the nine months ended September 30, 2017, we realized a cash settlement loss of $26.0 thousand, net of previously incurred premiums attributable to the settled commodity contracts. For the prior comparable period, we realized a cash settlement gain of $2.9 million.

In addition, for the nine months ended September 30, 2017, we recorded an unrealized gain of $2.4 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the nine months ended September 30, 2016, we reported an unrealized loss of $6.5 million. Unrealized gains and losses are non-cash items.

Income taxes - We reported no income tax expense for the nine months ended September 30, 2017 or the prior year period. As explained in more detail in the "-Income taxes" section above, during the nine months ended September 30, 2017 and 2016, the effective tax rates were substantially reduced by recognition of a full valuation allowance on the net deferred tax assets. During the nine months ended September 30, 2017 and 2016, the effective tax rate differed from the statutory rate primarily due to the recognition of the valuation allowance recorded against deferred tax assets.

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

Sources and Uses

Our sources and uses of capital are heavily influenced by the prices that we receive for our production. During the nine months ended September 30, 2017, the NYMEX-WTI oil price ranged from a high of $54.48 per Bbl on February 23, 2017 to a low of $42.48 per Bbl on June 21, 2017, while the NYMEX-Henry Hub natural gas price ranged from a low of $2.56 per MMBtu on February 21, 2017 to a high of $3.42 per MMBtu on May 12, 2017. These markets will likely continue to be volatile in the future. To deal with the volatility in commodity prices, we maintain a flexible capital investment program and seek to maintain a high operating interest in our leaseholds with limited long-term capital commitments. This enables us to accelerate or decelerate our activities quickly in response to changing industry environments.

At September 30, 2017, we had cash and cash equivalents of $21.3 million, $80.0 million outstanding on our Senior Notes, and a $150.0 million outstanding balance under our revolving credit facility. Our sources and (uses) of funds for the nine months ended September 30, 2017 and 2016 are summarized below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operations	$142,817	$33,193
Capital expenditures	(383,483)	(582,149)
Net cash provided by other investing activities	95,265	5,979
Net cash (used in) provided by equity financing activities	(517)	542,901
Net cash provided by (used in) debt financing activities	148,628	(2,666)
Net increase (decrease) in cash and equivalents	$2,710	$(2,742)

Net cash provided by operating activities was $142.8 million and $33.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash from operating activities reflects the increase in realized commodity prices and production.

Net cash provided by other investing activities was $95.3 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, we received proceeds from the sale of oil and gas properties and other of $77.0 million, and $18.2 million was released from an escrow account relating to an acquisition. For the nine months ended September 30, 2016, we received proceeds from the sale of oil and gas properties of $24.2 million; these inflows were offset by net cash deposited in escrow of $18.2 million.

During the nine months ended September 30, 2017, we received cash proceeds from borrowing $170.0 million under the Revolver and used cash proceeds from a divestiture to repay $20.0 million of these borrowings.

Credit Facility

The Revolver has a maturity date of December 15, 2019.  The agreement was most recently amended in September 2017.  The Revolver has a maximum loan commitment of $500 million; however, the maximum amount that we can borrow at any one time is subject to a borrowing base limitation, which stipulates that we may borrow up to the lesser of the maximum loan commitment or the borrowing base.  The borrowing base can increase or decrease based upon the value of the collateral, which secures any amounts borrowed under the Revolver.  The value of the collateral will generally be derived with reference to the estimated discounted future net cash flows from our proved oil and natural gas reserves. The collateral includes substantially all of our producing wells and developed oil and gas leases.

As a result of the regular semi-annual redetermination of our borrowing base on September 27, 2017, the borrowing base was increased from $225 million to $400 million. As of September 30, 2017, there was a $150.0 million outstanding principal balance and $0.5 million in letters of credit outstanding, leaving $249.5 million available to us for future borrowings. The next semi-annual redetermination is scheduled for April 2018. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid contains a graduated escalation in applicable margin for increased utilization.

The Revolver requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the end of any fiscal quarter or (b) as of the last day of any fiscal quarter permit its current ratio, as defined in the agreement, to be less than 1.0 to 1.0.

Senior Notes

On June 14, 2016, the Company issued $80 million aggregate principal amount of the Senior Notes in a private placement to qualified institutional buyers. The maturity for the payment of principal is June 13, 2021. Interest on the Senior Notes accrues at 9% and began accruing on June 14, 2016. Interest is payable on June 15 and December 15 of each year. The Senior Notes were issued pursuant to an indenture dated as of June 14, 2016 (the "Indenture") and will be guaranteed on a senior unsecured basis by any future subsidiaries of the Company that incur or guarantee certain indebtedness, including indebtedness under the revolving credit facility. At any time prior to December 14, 2018, the Company may redeem all or a part of the Senior Notes at the Make-Whole Price (as defined in the Indenture) and accrued and unpaid interest.  On and after December 14, 2018, the Company may redeem all or a part of the Senior Notes at the redemption price at a specified percentage of the principal amount of the redeemed notes (104.50% for 2018, 102.25% for 2019, and 100.0% for 2020 and thereafter, during the twelve-month period beginning on December 14 of each applicable year), plus accrued and unpaid interest. Additionally, prior to December 14, 2018, the Company can, on one or more occasions, redeem up to 35% of the principal amount of the Senior Notes with all or a portion of the net cash proceeds of one or more Equity Offerings (as defined in the Indenture) at a redemption price equal to 109.00% of the principal amount of the redeemed notes, plus accrued and unpaid interest, subject to certain conditions.

The Indenture contains covenants that restrict the Company’s ability and the ability of any restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications.

Capital Expenditures

Capital expenditures for drilling and completion activities totaled $159.5 million and $383.0 million for the three and nine months ended September 30, 2017, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Capital expenditures for drilling and completion activities
Operated	$94,971	$290,717
Non-operated	64,561	92,311
Total	159,532	383,028

Acquisitions of oil and gas properties and leasehold*	56,835	89,677
Capitalized interest, capitalized G&A, and other	5,718	17,514
Accrual basis capital expenditures**	$222,085	$490,219
*Acquisitions of oil and gas properties and leasehold reflects the full purchase price of our various acquisitions which includes non-cash additions for liabilities assumed in the transaction such as asset retirement obligations.
**Capital expenditures reported in the condensed consolidated statement of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the capital expenditures.

The year-to-date non-operated capital expenditures are driven by the Company's decision to participate in several wells located within our core operating area. The Company is actively conveying its interests in many of the underlying non-operated wells in progress through signed or anticipated agreements. If successful, the Company anticipates recovering approximately 50% of the year-to-date non-operated capital expenditures.

During the nine months ended September 30, 2017, we drilled 87 operated horizontal wells and completed 87 operated horizontal wells. As of September 30, 2017, we are the operator of 46 gross (36 net) horizontal wells in progress.

For the nine months ended September 30, 2017, we have participated in 123 gross (23 net) non-operated horizontal wells.

Capital Requirements

Our level of exploration, development, and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows, development results, and downstream commitments, among other factors. Our primary need for capital will be to fund our anticipated drilling and completion activities and any other acquisitions that we may complete during the remainder of 2017.

We anticipate that our 2017 drilling and completion capital expenditures for operated wells will be approximately $360 million for the year. However, should commodity prices and/or economic conditions change, we can reduce or accelerate our drilling and completion activities, which could have a material impact on our anticipated capital requirements. Additionally, 2017 drilling and completion expenditures associated with non-operated properties are expected to be approximately $60 million, which is net of capital we expect to recover as described in "- Capital Expenditures" above. Assuming a 2018 development program similar to what the Company has done in 2017, we expect to achieve year-over-year production growth of 25% or greater, while funding a majority of our expenditures through internally generated cash flow.

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

Oil and Natural Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At September 30, 2017, we had open positions covering 1.3 million barrels of oil and 8,984 MMcf of natural gas. We do not use derivative instruments for speculative purposes.

During the nine months ended September 30, 2017, we reported an unrealized commodity activity gain of $2.4 million.  Unrealized gains are non-cash items.  We also reported a realized loss of $26.0 thousand, representing the cash settlement of commodity contracts settled during the period, net of previously incurred premiums attributable to the settled commodity contracts.

At September 30, 2017, we estimated that the fair value of our various commodity derivative contracts was a net liability of $1.2 million. See Item 1. Financial Statements – Note 9, Fair Value Measurements, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net income (loss)	$43,848	$(19,241)	$91,664	$(224,490)
Depreciation, depletion, and accretion	33,740	9,635	73,396	33,001
Full cost ceiling impairment	—	25,453	—	215,223
Income tax expense	—	5	—	106
Stock-based compensation	3,030	2,374	8,390	7,285
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivatives contracts	2,383	(407)	(2,324)	3,617
Cash settlements on commodity derivative contracts	544	486	778	5,137
Interest income, net of interest expense	(16)	(11)	(47)	(176)
Adjusted EBITDA	$83,529	$18,294	$171,857	$39,703

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

See "Risk Factors" in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017 for a discussion of risk factors that affect our business, financial condition, and results of operations. These risks include, among others, those associated with the following:

•	declines in oil and natural gas prices;

•	operating hazards that adversely affect our ability to conduct business;

•	uncertainties in the estimates of proved reserves;

•	the effect of seasonal weather conditions and wildlife and plant species restrictions on our operations;

•	our ability to fund, develop, produce, and acquire additional oil and natural gas reserves that are economically recoverable;

•	our ability to obtain adequate financing;

•	the effect of local and regional factors on oil and natural gas prices;

•	incurrence of ceiling test write-downs;

•	our inability to control operations on properties that we do not operate;

•	the availability and capacity of gathering systems, pipelines, and other midstream infrastructure for our production;

•	the strength and financial resources of our competitors;

•	our ability to complete, and the effect of, pending and planned transactions;

•	our ability to successfully identify, execute, and effectively integrate acquisitions;

•	the effect of federal, state, and local laws and regulations;

•	the effects of, including costs to comply with, environmental legislation or regulatory initiatives, including those related to hydraulic fracturing;

•	our ability to market our production;

•	the effects of local moratoria or bans on our business;

•	the effect of environmental liabilities;

•	the effect of the adoption and implementation of statutory and regulatory requirements for derivative transactions;

•	changes in U.S. tax laws;

•	our ability to satisfy our contractual obligations and commitments;

•	the amount of our indebtedness and our ability to maintain compliance with debt covenants;

•	the effectiveness of our disclosure controls and our internal controls over financial reporting;

•	the geographic concentration of our principal properties;

•	our ability to protect critical data and technology systems;

•	the availability of water for use in our operations; and

•	the risks and uncertainties described and referenced in "Risk Factors."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 71% and 69% of our revenue during the three and nine months ended September 30, 2017, respectively, was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in a $8.6 million and $18.3 million change in revenues during the three and nine months ended September 30, 2017, respectively, a $0.25 per Mcf change in our realized natural gas price would have resulted in a $1.9 million and $4.3 million change in our natural gas revenues for the three and nine months ended September 30, 2017, respectively, and a $5 per barrel change in our realized NGL price would have resulted in a $3.8 million and $8.8 million change in our NGL revenues for the three and nine months ended September 30, 2017, respectively.

During the three months ended September 30, 2017, the price of oil, natural gas, and NGLs increased relative to the third quarter of 2016.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the US dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes. As of September 30, 2017, we had open oil derivatives in a net liability position with a fair value of $1.2 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $1.4 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $1.2 million. A summary of our open positions as of September 30, 2017 is set forth in Item 1. Financial Statements - Note 8, Commodity Derivative Instruments.

Interest Rate Risk - At September 30, 2017, we had $150 million in debt outstanding under our revolving credit facility.  Interest on our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the nine months ended September 30, 2017, we incurred interest at an annualized rate of 3.3%. We are exposed to interest rate risk on the credit facility if the variable reference rates increase. If interest rates increase, our monthly interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1%, our interest payments in each of the three and nine months ended September 30, 2017 would have changed by $0.3 million and $0.4 million, respectively.

Under current market conditions, we do not anticipate significant changes in prevailing interest rates for the next year, and we have not undertaken any activities to mitigate potential interest rate risk due to restrictions imposed by the Revolver.

Counterparty Risk - As described in "- Commodity Price Risk" above, we enter into commodity derivative agreements to mitigate short-term price volatility.  These derivative financial instruments present certain counterparty risks.  We are exposed to potential loss if a counterparty fails to perform according to the terms of the agreement. The failure of any of the counterparties to fulfill their obligations to us could adversely affect our results of operations and cash flows.  We do not require collateral or other security to be furnished by counterparties.  We seek to manage the counterparty risk associated with these contracts by limiting transactions to well capitalized, well established, and well-known counterparties that have been approved by our senior officers.  There can be no assurance, however, that our practice effectively mitigates counterparty risk.

We believe that our exposure to counterparty risk increased slightly during the third quarter of 2017 as the amounts due to us from counterparties has increased.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2017 - July 31, 2017 (1)	—	$—
August 1, 2017 - August 31, 2017 (1)	5,167	$7.68
September 1, 2017 - September 30, 2017 (1)	3,235	$7.95
Total	8,402

(1) Pursuant to statutory minimum withholding requirements, certain of our employees exercised their right to "withhold to cover" as a tax payment method for the vesting and exercise of certain shares. These elections were outside of any publicly announced repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On August 18, 2017, the Company amended its bylaws to, among other things, include advance notice provisions pursuant to which a shareholder seeking to propose a candidate for election as director or other business at a meeting of the Company’s shareholders is required to provide advance notice of the proposal to the Company. This notice must contain specified information regarding the shareholder and the proposal and must generally be provided (i) in the case of an annual meeting, not earlier than the 120th day, and not later than the 90th day, prior to the first anniversary of the preceding year’s annual meeting and (ii) in the case of a special meeting, not earlier than the 90th day, and not later than the 80th day, prior to such meeting. Subject to certain possible exceptions set forth in the amended and restated bylaws, notice of proposals to be made at the Company’s 2018 annual meeting of shareholders must be provided no earlier than February 15, 2018 and no later than March 19, 2018.

Item 6.        Exhibits

Exhibit Number	Exhibit
3.2	Amended and Restated Bylaws of SRC Energy Inc., effective as of August 18, 2017
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
99.1
Eleventh Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2017, among SRC Energy Inc. (formerly known as Synergy Resources Corporation), SunTrust Bank as Administrative Agent and as an Issuing Bank, and the lenders party thereto *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November, 2017.

SRC Energy Inc.

/s/ Lynn A. Peterson
Lynn A. Peterson, President and Chief Executive Officer (Principal Executive Officer)

/s/ James P. Henderson
James P. Henderson, Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

/s/ Jared C. Grenzenbach
Jared C. Grenzenbach, Vice President and Chief Accounting Officer (Principal Accounting Officer)