Form 10-Q
period 2018-09-30
SRC Energy Inc.
filed 2018-10-31
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 242,600,829 outstanding shares of common stock as of October 29, 2018.

SRC ENERGY INC.

SRC ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share data)

ASSETS	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$19,236	$48,772
Accounts receivable:
Oil, natural gas, and NGL sales	110,912	86,013
Trade	29,559	18,134
Other current assets	11,996	7,116
Total current assets	171,703	160,035

Property and equipment:
Oil and gas properties, full cost method:
Proved properties, net of accumulated depletion	1,364,116	970,584
Wells in progress	244,206	106,269
Unproved properties and land, not subject to depletion	748,695	793,669
Oil and gas properties, net	2,357,017	1,870,522
Other property and equipment, net	5,902	6,054
Total property and equipment, net	2,362,919	1,876,576
Goodwill	40,711	40,711
Other assets	3,599	2,242
Total assets	$2,578,932	$2,079,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$171,951	$74,672
Revenue payable	82,670	64,111
Production taxes payable	77,115	52,413
Asset retirement obligations	2,771	3,246
Commodity derivative liabilities	18,570	7,865
Total current liabilities	353,077	202,307

Revolving credit facility	115,000	—
Notes payable, net of issuance costs	539,050	538,186
Commodity derivative liabilities	1,671	—
Asset retirement obligations	48,951	28,376
Deferred taxes	18,076	—
Other liabilities	2,308	2,261
Total liabilities	1,078,133	771,130

Commitments and contingencies (See Note 15)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 400,000,000 and 300,000,000 shares authorized: 242,572,199 and 241,365,522 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	243	241
Additional paid-in capital	1,488,588	1,474,273
Retained earnings (deficit)	11,968	(166,080)
Total shareholders' equity	1,500,799	1,308,434

Total liabilities and shareholders' equity	$2,578,932	$2,079,564

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil, natural gas, and NGL revenues	$160,978	$103,593	$455,298	$222,419

Expenses:
Lease operating expenses	10,360	4,316	29,868	13,008
Transportation and gathering	1,994	838	5,729	1,136
Production taxes	12,824	10,083	41,325	21,013
Depreciation, depletion, and accretion	45,188	33,740	124,146	73,396
Unused commitment charge	—	—	—	669
General and administrative	10,685	8,484	29,691	24,289
Total expenses	81,051	57,461	230,759	133,511

Operating income	79,927	46,132	224,539	88,908

Other income (expense):
Commodity derivatives gain (loss)	(8,529)	(2,383)	(28,604)	2,324
Interest expense, net of amounts capitalized	—	—	—	—
Interest income	23	16	37	47
Other income	125	83	152	385
Total other income (expense)	(8,381)	(2,284)	(28,415)	2,756

Income before income taxes	71,546	43,848	196,124	91,664

Income tax expense	8,918	—	18,076	—
Net income	$62,628	$43,848	$178,048	$91,664

Net income per common share:
Basic	$0.26	$0.22	$0.74	$0.46
Diluted	$0.26	$0.22	$0.73	$0.46

Weighted-average shares outstanding:
Basic	242,536,781	200,881,447	242,184,348	200,807,436
Diluted	243,560,046	201,460,915	243,207,058	201,326,129

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$178,048	$91,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	124,146	73,396
Settlement of asset retirement obligation	(5,234)	(4,077)
Provision for deferred taxes	18,076	—
Stock-based compensation expense	9,347	8,390
Mark-to-market of commodity derivative contracts:
Total loss (gain) on commodity derivatives contracts	28,604	(2,324)
Cash settlements on commodity derivative contracts	(13,263)	778
Changes in operating assets and liabilities	3,830	(25,010)
Net cash provided by operating activities	343,554	142,817

Cash flows from investing activities:
Acquisition of oil and gas properties and leaseholds	(129,069)	(62,562)
Capital expenditures for drilling and completion activities	(331,702)	(305,636)
Other capital expenditures	(26,439)	(11,198)
Acquisition of land and other property and equipment	(2,914)	(4,058)
Proceeds from sales of oil and gas properties and other	1,233	77,017
Net cash used in investing activities	(488,891)	(306,437)

Cash flows from financing activities:
Proceeds from the employee exercise of stock options	4,302	114
Payment of employee payroll taxes in connection with shares withheld	(1,106)	(631)
Proceeds from the revolving credit facility	115,000	170,000
Principal repayments on the revolving credit facility	—	(20,000)
Fees on debt and equity issuances and revolving credit facility amendments	(2,173)	(1,372)
Capital lease payments	(222)	—
Net cash provided by financing activities	115,801	148,111

Net decrease in cash, cash equivalents, and restricted cash	(29,536)	(15,509)

Cash, cash equivalents, and restricted cash at beginning of period	48,772	36,834

Cash, cash equivalents, and restricted cash at end of period	$19,236	$21,325
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

Major Customers: The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of our oil, natural gas, and NGL revenues (“major customers”) for each of the periods presented are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2018	2017	2018	2017
Company A	23%	30%	13%	27%
Company B	21%	27%	19%	26%
Company C	14%	13%	28%	15%
Company D	14%	*	11%	*
Company E	14%	*	16%	*
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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table (these companies do not necessarily correspond to those presented above):

	As of	As of
Major Customers	September 30, 2018	December 31, 2017
Company A	23%	26%
Company B	16%	16%
Company C	14%	23%
Company D	14%	*
Company E	*	11%
* less than 10%

The Company operates exclusively within the United States of America, and except for cash and cash equivalents, all of the Company’s assets are utilized in, and all of our revenues are derived from, the oil and gas industry.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard became effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period. The Company adopted the guidance using the modified retrospective method with the effective date of January 1, 2018. The Company did not record a cumulative-effect adjustment to the opening balance of retained earnings as no adjustment was necessary. The adoption of the Revenue ASUs did not impact net income or cash flows. See Note 14 for the new disclosures required by the Revenue ASUs.

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

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Oil and gas properties, full cost method:
Costs of proved properties:
Producing and non-producing	$2,148,278	$1,629,789
Less, accumulated depletion and full cost ceiling impairments	(784,162)	(659,205)
Subtotal, proved properties, net	1,364,116	970,584

Costs of wells in progress	244,206	106,269

Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	739,303	786,469
Land	9,392	7,200
Subtotal, unproved properties and land	748,695	793,669

Costs of other property and equipment:
Other property and equipment	9,462	8,134
Less, accumulated depreciation	(3,560)	(2,080)
Subtotal, other property and equipment, net	5,902	6,054

Total property and equipment, net	$2,362,919	$1,876,576

The Company periodically reviews its oil and gas properties to determine if the carrying value of such assets exceeds estimated fair value. For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At September 30, 2018 and 2017, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairments were necessary.

Capitalized Overhead: A portion of the Company’s overhead expenditures are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenditures, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capitalized overhead	$3,129	$2,518	$9,522	$7,729

3.    Acquisitions

September 2018 Acquisition and Swap

In September 2018, the Company completed the purchase of vertical and horizontal wells in the Greeley-Crescent development area in Weld County, Colorado for $64.1 million in cash and the assumption of certain liabilities for a total purchase price of $96.8 million. This purchase was contemplated as part of the GCII Acquisition discussed below in "‑December 2017 Acquisition." The effective date of this part of the transaction was September 1, 2018. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at cost on the acquisition date of September 27, 2018.

In September 2018, we completed a trade with another party of approximately 2,500 net acres. This transaction further enhances the contiguous nature of the Company's acreage position.

August 2018 Acquisition

In August 2018, the Company completed the purchase of leasehold acreage and associated non-operated production for $37.6 million in cash and the assumption of certain liabilities for a total purchase price of $38.0 million. The acreage increased our working interest in existing operations and planned wells. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at cost on the acquisition date of August 3, 2018.

December 2017 Acquisition

In December 2017, the Company completed the purchase of approximately 30,200 net acres and the associated non-operated production in the Greeley-Crescent development area in Weld County, Colorado for $576.4 million in cash and the assumption of certain liabilities for a total purchase price of $577.5 million ("GCII Acquisition"). The purchase price has been allocated as $60.8 million to proved oil and gas properties and $516.7 million to unproved oil and gas properties. The effective date of this part of the transaction was November 1, 2017. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, which requires the acquired assets and liabilities to be recorded at cost on the acquisition date of December 15, 2017.

4.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depletion of oil and gas properties	$44,230	$32,944	$121,259	$71,389
Depreciation and accretion	958	796	2,887	2,007
Total DD&A Expense	$45,188	$33,740	$124,146	$73,396

Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter.

5.	Asset Retirement Obligations

Upon completion or acquisition of a well, the Company recognizes obligations for its oil and natural gas operations for anticipated costs to remove and dispose of surface equipment, remediate the well, and reclaim the drilling site to its original use.  The estimated present value of such obligations is determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in regulations.  Changes in estimates are reflected in the obligations as they occur.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the capitalized asset retirement cost.  The following table summarizes the changes in asset retirement obligations associated with the Company's oil and gas properties (in thousands):

Nine Months Ended September 30, 2018
Asset retirement obligations, December 31, 2017	$31,622
Obligations incurred with development activities	1,488
Obligations assumed with acquisitions	26,150
Accretion expense	1,406
Obligations discharged with asset retirements and divestitures	(8,944)
Asset retirement obligation, September 30, 2018	$51,722
Less, current portion	(2,771)
Long-term portion	$48,951

6.	Revolving Credit Facility

On April 2, 2018, the Company entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with certain banks and other lenders. The Restated Credit Agreement provides a revolving credit facility (sometimes referred to as the "Revolver") and a $25 million swingline facility with a maturity date of April 2, 2023. The Revolver is available for working capital for exploration and production operations, acquisitions of oil and gas properties, and general corporate purposes and to support letters of credit. At September 30, 2018, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $450 million, and a borrowing base limitation of $550 million. As of September 30, 2018 and December 31, 2017, the outstanding principal balance was $115.0 million and nil, respectively. At September 30, 2018, the Company had no letters of credit issued.

In October 2018, the lenders under the Revolver completed their semi-annual redetermination of our borrowing base. The borrowing base was increased from $550 million to $650 million, and we increased our aggregate elected commitment from $450 million to $500 million.

Interest under the Revolver accrues monthly at a variable rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin or LIBOR plus a margin. The interest rate margin, as well as other bank fees, varies with utilization of the Revolver. The average annual interest rate for borrowings during the nine months ended September 30, 2018 and 2017 was 4.0% and 3.3%, respectively.

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

The Restated Credit Agreement contains covenants that, among other things, restrict the payment of dividends and limit our overall commodity derivative position to a maximum position that varies over 5 years as a percentage of the projected production from proved developed producing or total proved reserves as reflected in the most recently completed reserve report.

Furthermore, the Restated Credit Agreement requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the last day of any fiscal quarter or (b) permit its ratio of current assets to current liabilities, each as defined in the agreement, to be less than 1.0 to 1.0 as of the last day of any fiscal quarter. As of September 30, 2018, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

7.	Notes Payable

2025 Senior Notes

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "2025 Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25% and began accruing on November 29, 2017. Interest is payable on June 1 and December 1 of each year, beginning on June 1, 2018. The 2025 Senior Notes were issued pursuant to an indenture dated as of November 29, 2017. The net proceeds from the sale of the 2025 Senior Notes were $538.1 million after deductions of $11.9 million for expenses and underwriting discounts and commissions. The associated expenses and underwriting discounts and commissions are amortized using the interest method at an effective interest rate of 6.6%. The net proceeds were used to fund the GCII Acquisition as discussed further in Note 3, to repay our previously outstanding senior notes due 2021, and to pay off the outstanding Revolver balance.

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

As of September 30, 2018, the most recent compliance date, the Company was in compliance with these covenants and expects to remain in compliance throughout the next 12-month period.

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

The Company’s commodity derivative contracts as of September 30, 2018 are summarized below:

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Crude Oil - NYMEX WTI
Oct 1, 2018 - Dec 31, 2018	Collar	10,000	$43.63	$61.29
Jan 1, 2019 - Dec 31, 2019	Collar	6,000	$55.00	$74.31

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Natural Gas - CIG Rocky Mountain
Oct 1, 2018 - Dec 31, 2018	Collar	15,000	$2.25	$2.82

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Fixed Basis Difference
Natural Gas - CIG Rocky Mountain
Jan 1, 2019 - Dec 31, 2019	Swap	10,000	$(0.79)

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Fixed Price
Propane - Mont Belvieu
Oct 1, 2018 - Dec 31, 2018	Swap	1,000	$33.60
Jan 1, 2019 - Dec 31, 2019	Swap	2,000	$37.52

Subsequent to September 30, 2018, the Company added the following positions:

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted-Average Fixed Basis Difference
Natural Gas - CIG Rocky Mountain
Nov 1, 2018 - Dec 31, 2018	Swap	50,000	$(0.21)
Jan 1, 2019 - Dec 31, 2019	Swap	20,000	$(0.74)

Offsetting of Derivative Assets and Liabilities

As of September 30, 2018 and December 31, 2017, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its condensed consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying condensed consolidated balance sheets and the potential effect of master netting arrangements on the fair value of the Company’s derivative contracts (in thousands):

		As of September 30, 2018
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$1,740	$(1,740)	$—
Commodity derivative contracts	Noncurrent assets	1,078	(1,078)	—
Commodity derivative contracts	Current liabilities	20,310	(1,740)	18,570
Commodity derivative contracts	Noncurrent liabilities	$2,749	$(1,078)	$1,671

		As of December 31, 2017
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$1,960	$(1,960)	$—
Commodity derivative contracts	Noncurrent assets	—	—	—
Commodity derivative contracts	Current liabilities	9,825	(1,960)	7,865
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

The amount of gain (loss) recognized in the condensed consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gain (loss) on commodity derivatives	$(8,273)	$116	$(16,228)	$(26)
Unrealized gain (loss) on commodity derivatives	(256)	(2,499)	(12,376)	2,350
Total gain (loss)	$(8,529)	$(2,383)	$(28,604)	$2,324

Realized gains and losses represent the monthly settlement of derivative contracts at their scheduled maturity date, net of the previously incurred premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Monthly settlement	$(8,273)	$376	$(16,228)	$927
Previously incurred premiums attributable to settled commodity contracts	—	(260)	—	(953)
Total realized loss	$(8,273)	$116	$(16,228)	$(26)

Credit Related Contingent Features

As of September 30, 2018, five of the seven counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the credit facility and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties. The agreement with the sixth and seventh counterparties, which are not lenders under the credit facility, is unsecured and does not require the posting of collateral.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$—	$—	$—
Commodity derivative liability	$—	$20,241	$—	$20,241

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$—	$—	$—
Commodity derivative liability	$—	$7,865	$—	$7,865

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At September 30, 2018, derivative instruments utilized by the Company consist of swaps and collars. The oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are valued based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above), notes payable, and credit facility borrowings. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable are representative of their fair values due to their short-

term maturities. Due to the variable interest rate paid on the credit facility borrowings, the carrying value is representative of its fair value.

The fair value of the notes payable is estimated to be $514.3 million at September 30, 2018. The Company determined the fair value of its notes payable at September 30, 2018 by using observable market-based information for these debt instruments. The Company has classified the notes payable as Level 1.

10.	Interest Expense

The components of interest expense are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revolving bank credit facility	$376	$1,016	$461	$1,286
Notes payable	8,593	1,800	25,781	5,400
Amortization of issuance costs and other	905	1,090	2,905	2,267
Less: interest capitalized	(9,874)	(3,906)	(29,147)	(8,953)
Interest expense, net of amounts capitalized	$—	$—	$—	$—

11.	Equity and Stock-Based Compensation

Equity

At the 2018 annual meeting of shareholders of the Company held on May 18, 2018, the shareholders approved the Third Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 300,000,000 to 400,000,000.

Stock-Based Compensation

In addition to cash compensation, the Company may compensate employees and directors with equity-based compensation in the form of stock options, performance-vested stock units, restricted stock units, stock bonus shares, and other equity awards. The Company records its equity compensation by pro-rating the estimated grant-date fair value of each grant over the period of time that the recipient is required to provide services to the Company (the "vesting period").  The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company’s common stock.  Indirect valuations are calculated using the Black-Scholes-Merton option pricing model or a Monte Carlo model. For the periods presented, all stock-based compensation was either classified as a component within general and administrative expense in the Company's condensed consolidated statements of operations or, for that portion which is directly attributable to individuals performing acquisition, exploration, and development activities, was capitalized to the full cost pool. As of September 30, 2018, there were 10,500,000 common shares authorized for grant under the 2015 Equity Incentive Plan, of which 4,251,410 shares were available for future grant. The shares available for future grant exclude 1,555,263 shares which have been reserved for future vesting of performance-vested stock units in the event that these awards meet the criteria to vest at their maximum multiplier.

The amount of stock-based compensation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,072	$1,277	$3,470	$3,825
Performance-vested stock units	1,187	807	3,216	2,130
Restricted stock units and stock bonus shares	1,771	1,386	4,507	3,779
Total stock-based compensation	$4,030	$3,470	$11,193	$9,734
Less: stock-based compensation capitalized	(625)	(440)	(1,846)	(1,344)
Total stock-based compensation expensed	$3,405	$3,030	$9,347	$8,390

Stock options

No stock options were granted during the three and nine months ended September 30, 2018 or 2017. The following table summarizes activity for stock options for the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2017	5,636,834	$9.38	7.0 years	$4,806
Granted	—	—
Exercised	(823,883)	5.36		4,611
Expired	(23,400)	11.27
Forfeited	(104,917)	9.57
Outstanding, September 30, 2018	4,684,634	$10.07	6.6 years	$2,505
Outstanding, Exercisable at September 30, 2018	3,142,430	$10.25	6.4 years	$1,452

The following table summarizes information about issued and outstanding stock options as of September 30, 2018:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
Under $5.00	35,000	$3.31	3.8 years	35,000	$3.31	3.8 years
$5.00 - $6.99	723,800	6.30	6.7 years	389,200	6.27	5.9 years
$7.00 - $10.99	1,362,334	9.42	6.7 years	864,830	9.49	6.4 years
$11.00 - $13.46	2,563,500	11.58	6.7 years	1,853,400	11.57	6.6 years
Total	4,684,634	$10.07	6.6 years	3,142,430	$10.25	6.4 years

The estimated unrecognized compensation cost from stock options not vested as of September 30, 2018, which will be recognized ratably over the remaining vesting phase, is as follows:

Unrecognized compensation cost (in thousands)	$5,685
Remaining vesting phase	1.8 years

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

The following table summarizes activity for restricted stock units and stock bonus awards for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2017	1,087,386	$8.89
Granted	747,168	9.35
Vested	(439,945)	8.77
Forfeited	(54,111)	9.56
Not vested, September 30, 2018	1,340,498	$9.16

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of September 30, 2018, which will be recognized ratably over the remaining vesting phase, is as follows:

Unrecognized compensation cost (in thousands)	$9,075
Remaining vesting phase	2.0 years

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

Goal-Based PSUs - These PSUs are earned and vested after 2020 based on a discretionary assessment by the Compensation Committee. This assessment is anticipated to measure the performance of the Company and the executives over the defined vesting period. As vesting is based on the discretion of the Compensation Committee, we have not yet met the requirements of establishing an accounting grant date for them.  This will occur when the Compensation Committee determines and communicates the vesting percentage to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period.  As of September 30, 2018, 281,872 Goal-Based PSUs had been awarded to certain executives.

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

The assumptions used in valuing the TSR PSUs granted were as follows:

	Nine Months Ended September 30,
	2018	2017
Weighted-average expected term	2.8 years	2.9 years
Weighted-average expected volatility	52%	59%
Weighted-average risk-free rate	2.41%	1.34%

The fair value of the TSR PSUs granted during the nine months ended September 30, 2018 and 2017 was $4.2 million and $5.1 million, respectively. As of September 30, 2018, unrecognized compensation cost for TSR PSUs was $6.0 million and will be amortized through 2020. A summary of the status and activity of TSR PSUs is presented in the following table:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2017	951,884	$9.44
Granted	321,507	13.11
Vested	—	—
Forfeited	—	—
Not vested, September 30, 2018	1,273,391	$10.36
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

12.	Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average shares outstanding — basic	242,536,781	200,881,447	242,184,348	200,807,436
Potentially dilutive common shares from:
Stock options	230,067	415,524	332,953	412,902
TSR PSUs [1]	411,738	—	336,882	—
Restricted stock units and stock bonus shares	381,460	163,944	352,875	105,791
Weighted-average shares outstanding — diluted	243,560,046	201,460,915	243,207,058	201,326,129
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

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculation above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Potentially dilutive common shares from:
Stock options [1]	3,456,300	4,726,500	3,438,167	4,756,500
TSR PSUs [1,2]	160,754	951,884	160,754	951,884
Goal-Based PSUs [2,3]	281,872	—	281,872	—
Restricted stock units and stock bonus shares [1]	13,907	308,094	13,907	497,806
Total	3,912,833	5,986,478	3,894,700	6,206,190
1 Potential common shares excluded from the weighted-average shares outstanding-diluted calculation as the securities had an anti-dilutive effect on earnings per share.
2 The number of awards reflects the target amount of shares granted. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.
3 Potential common shares excluded from the weighted-average shares outstanding-diluted calculation as the securities are considered contingently issuable, and the performance criteria are not considered met as of period end.

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

The effective tax rates for the three and nine months ended September 30, 2018 were 12% and 9%, respectively. For the three and nine months ended September 30, 2017, the effective tax rates were nil. The effective tax rates for the three and nine months ended September 30, 2018 and 2017 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

As of September 30, 2018, we had no liability for unrecognized tax benefits. The Company believes that there are no new items or changes in facts or judgments that should impact the Company’s tax position.  Given the substantial NOL carryforwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carryforwards and would not result in significant interest expense or penalties.  Most of the Company's tax returns filed since August 31, 2011 are still subject to examination by tax authorities. As of the date of this report, we are current with our income tax filings in all applicable state jurisdictions, and we are not currently under any state income tax examinations.

No significant uncertain tax positions were identified as of any date on or before September 30, 2018.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of September 30, 2018, the Company has not recognized any interest or penalties related to uncertain tax benefits.

    Each period, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2018, the Company believes it will be able to generate sufficient future taxable income within the carryforward periods and, accordingly, believes that it is more likely than not that its net deferred income tax assets will be fully realized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands):	2018	2017	2018	2017
Oil	$123,540	$73,144	$354,601	$154,232
Natural Gas and NGLs	37,438	30,449	100,697	68,187
	$160,978	$103,593	$455,298	$222,419

Natural Gas and NGLs Sales

Under our natural gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds to us for the resulting sales of NGLs and residue gas. For these contracts, we have concluded that the midstream processing entity is our customer. We recognize natural gas and NGL revenues based on the net amount of the proceeds received from the midstream processing.

Oil Sales

Our oil sales contracts are generally structured in one of the following ways:

•
We sell oil production at the wellhead and collect an agreed-upon index price, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead at the net price received.

•
We deliver oil to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. Under this arrangement, we pay a third party to transport the product and receive a specified index price from the purchaser, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The third party costs are recorded as transportation and gathering in our condensed consolidated statements of operations.

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

Contract Balances

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not typically give rise to contract assets or liabilities under ASC 606. As of September 30, 2018, we had contract assets recorded within other current assets of $1.6 million representing cash advances to customers which are expected to be realized within a year.

Prior-Period Performance Obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales when that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

15.	Other Commitments and Contingencies

Oil Commitments

The Company entered into firm sales agreements for its oil production with four counterparties. Deliveries under three of the sales agreements have commenced. Deliveries under the fourth agreement are expected to commence in the first quarter of 2019. Pursuant to these agreements, we must deliver specific amounts of oil either from our own production or from oil that we acquire from third parties. If we are unable to fulfill all of our contractual obligations, we may be required to pay penalties or damages pursuant to these agreements. Our commitments over the next five years, excluding the contingent commitment described below, are as follows:

Year ending December 31,	Oil
(MBbls)
Remainder of 2018	1,072
2019	5,167
2020	4,003
2021	1,672
2022	—
Thereafter	—
Total	11,914

During the third quarter of 2018, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations; although, this cannot be guaranteed.

Natural Gas Commitments

In collaboration with several other producers and DCP Midstream, LP ("DCP Midstream"), we have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin.

•
The first agreement includes a new 200 MMcf per day processing plant ("Mewbourn 3") as well as the expansion of a related gathering system. Starting in August 2018, Mewbourn 3 was complete and in service. Our share of the commitment requires 46.4 MMcf per day to be delivered after the plant in-service date for a period of 7 years.

•
The second agreement includes an additional 300 MMcf per day processing plant ("O'Connor 2"), including up to 100 MMcf per day of bypass, as well as the expansion of a related gathering system. Construction of the plant is underway and is expected to be placed into service in the second quarter of 2019. Our share of the commitment will require an additional 43.8 MMcf per day to be delivered after the plant in-service date for a period of 7 years.

These contractual obligations can be reduced by the collective volumes delivered to the plants by other producers in the D-J Basin that are in excess of such producers' total commitment. If we are unable to fulfill all of our contractual obligations and our obligations are not sufficiently reduced by the collective volumes delivered by other producers, we may be required to pay penalties or damages pursuant to these agreements. During the third quarter of 2018, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations; although, this cannot be guaranteed.

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

Rent expense for offices leases was $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, rent expense for office leases was $0.7 million and $0.9 million, respectively.

Vehicle Leases

The Company has entered into a leasing arrangement for its vehicles used in our operations. These leases terminate after four years and are classified as capital leases. The assets associated with these capital leases are recorded within "Other property and equipment, net."

A schedule of the minimum lease payments under non-cancellable capital and operating leases as of September 30, 2018 follows (in thousands):

Year ending December 31:	Vehicles Leases	Office Leases
Remainder of 2018	$41	$222
2019	163	896
2020	163	916
2021	189	913
2022	136	500
Thereafter	—	—
Total minimum lease payments	$692	$3,447
Less: Amount representing estimated executory cost	(57)
Net minimum lease payments	635
Less: Amount representing interest	(92)
Present value of net minimum lease payments *	$543
* Reflected in the balance sheet as current and non-current obligations of $111 thousand and $432 thousand, respectively, within "Accounts payable and accrued expenses" and "Other liabilities," respectively.

16.	Supplemental Schedule of Information to the Condensed Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the condensed consolidated financial statements for the periods presented (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information:	2018	2017
Interest paid	$17,701	$4,796

Non-cash investing and financing activities:
Accrued well costs as of period end	$143,015	$122,387
Asset retirement obligations incurred with development activities	1,488	2,782
Asset retirement obligations assumed with acquisitions	26,150	23,521
Obligations discharged with asset retirements and divestitures	$(8,944)	$(7,023)

Net changes in operating assets and liabilities:
Accounts receivable	$(31,170)	$(85,027)
Accounts payable and accrued expenses	(842)	1,413
Revenue payable	15,858	41,997
Production taxes payable	20,504	17,548
Other	(520)	(941)
Changes in operating assets and liabilities	$3,830	$(25,010)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying condensed consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of September 30, 2018 and its results of operations for the three and nine months ended September 30, 2018 and 2017.  It should be read in conjunction with the “Selected Financial Data” and the accompanying audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018. Unless the context otherwise requires, references to "SRC Energy," "we," "us," "our," or the "Company" in this report refer to the registrant, SRC Energy Inc., and its subsidiaries.

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

Proposition 112

As discussed in the "Risk Factors" section of this report, certain groups opposed to oil and natural gas hydraulic fracturing operations have proposed Proposition 112, which is included on Colorado’s November 6, 2018 ballot. Proposition 112 would impose a minimum setback distance of 2,500 feet between any new oil and gas development and any occupied structures or defined "vulnerable areas." If this proposition is enacted, it would apply prospectively to oil and gas development permitted on or after the effective date of the law, which is expected to be December 2018. Although there is significant uncertainty about how this law would be interpreted and implemented, if approved by the voters, it could have significant adverse effects on the Company’s long-term operations, reserves, and financial condition.  See “Risk Factors - Proposition 112, if approved, would have a material adverse effect on our future drilling inventory and other aspects of our business.” If Proposition 112 is enacted, we will consider all available courses of action, including potential legal challenges, legislative reformation, and regulatory modifications, but the outcome of any such efforts and the effect that they might have on the Company is unknown. We do not believe that Proposition 112 would impact existing wells, current drilling or completion activities, or future wells that have been approved by the state. We currently have state-approved and permitted drilling locations that we believe would be grandfathered under Proposition 112 and would provide approximately two years of drilling inventory.

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

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 85% of our proved developed reserves and anticipate operating a majority of our future net drilling locations. Additionally, our current development plan anticipates that all of our future activities will be concentrated in the Wattenberg Field.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (NYMEX-WTI)
Average NYMEX Price	$69.76	$48.18	$66.89	$49.44
Realized Price *	63.48	41.89	60.13	41.73
Differential *	$(6.28)	$(6.29)	$(6.76)	$(7.71)

Natural Gas (NYMEX-Henry Hub)
Average NYMEX Price	$2.90	$2.99	$2.90	$3.03
Realized Price	1.79	2.35	1.84	2.39
Differential	$(1.11)	$(0.64)	$(1.06)	$(0.64)

NGL Realized Price	$19.93	$17.32	$18.91	$15.49
* Adjusted to include the effect of transportation and gathering expenses.

Market conditions in the Wattenberg Field require us to sell oil at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us at the wellhead and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. With regard to the sale of oil, substantially all of the Company's first quarter 2017 oil production was sold to the counterparties of its firm sales commitments. Beginning in the second quarter of 2017 and continuing through the current period, the Company's oil production exceeded its firm sales commitments, and the surplus oil production was sold at a reduced differential as compared to our committed volumes.

Our revenues, results of operations, profitability, future growth, and carrying value of our oil and gas properties depend primarily on the prices that we receive for our oil, natural gas, and NGL production. There has been significant volatility in the price of oil and natural gas since mid-2014.  During the nine months ended September 30, 2018, the NYMEX-WTI oil price ranged from a high of $77.41 per Bbl on June 27, 2018 to a low of $59.20 per Bbl on February 9, 2018, and the NYMEX-Henry Hub natural gas price ranged from a low of $2.55 per MMBtu on February 12, 2018 to a high of $3.63 per MMBtu on January 29, 2018. As reflected in published data, the price for WTI oil settled at $60.46 per Bbl on December 29, 2017.  Comparably, the price of oil settled at $73.16 per Bbl on Friday, September 28, 2018, an increase of 21% from December 29, 2017. NYMEX-Henry Hub natural gas traded at $2.95 per Mcf on December 29, 2017, but increased approximately 2% as of September 28, 2018 to $3.01. While we use NYMEX-Henry Hub to calculate our natural gas differentials, our natural gas sales tend to trend more closely with Colorado Interstate Gas – Rocky Mountains as published in Inside FERC’s Gas Market Report, published by Platts ("CIG"). Average CIG prices for the third quarter of 2018 increased to $2.18 from $1.83 in the second quarter of 2018, and the basis difference for CIG to NYMEX-Henry Hub decreased from $0.97 to $0.72.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the “ceiling test” required under the accounting principles for companies following the “full cost” method of accounting.  At September 30, 2018, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of September 30, 2018:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
628	602	146	44	774	646

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
364	338	310	59	674	397

In addition to the producing wells summarized in the preceding table, as of September 30, 2018, we were the operator of 77 gross (66 net) horizontal wells in progress, which excludes 30 gross (23 net) wells for which we have only set surface casings. As of September 30, 2018, we are participating in 29 gross (9 net) non-operated horizontal wells in progress.

As we develop our acreage through horizontal drilling, we have an active program for the remediation and reclamation of the vast majority of the operated vertical wellbores. During the nine months ended September 30, 2018, we plugged 146 wells and returned the associated acreage to the property owners.

Production

For the three months ended September 30, 2018, our average daily production increased to 49,165 BOED as compared to 40,378 BOED for the three months ended September 30, 2017. During the first nine months of 2018, our average net daily production was 47,416 BOED. By comparison, during the nine months ended September 30, 2017, our average production rate was 30,331 BOED. As of September 30, 2018, over 99% of our daily production was from horizontal wells.

Strategy

Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves, and cash flow through development, exploitation, and acquisitions of oil and gas properties. We intend to follow a balanced risk strategy by allocating capital expenditures to lower risk development and exploitation activities. Key elements of our business strategy include the following:

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

•
Develop and exploit existing oil and gas properties.  Our principal growth strategy has been to develop and exploit our properties to add reserves.  In the Wattenberg Field, we target three benches of the Niobrara formation as well as the Codell formation for horizontal drilling and production. We believe horizontal drilling is the most efficient and safest way to recover the potential hydrocarbons and consider the Wattenberg Field to be relatively low-risk because information gained from the large number of existing wells can be applied to potential future wells.  There is enough similarity between wells in the Wattenberg Field that the exploitation process is generally repeatable.

•
Use the latest technology to maximize returns and improve hydrocarbon recovery.  Our development objective for individual well optimization is to drill and complete wells with lateral lengths of mostly 7,000' to 10,000'. Utilizing petrophysical and seismic data, a 3-D model is developed for each leasehold section to assist in determining optimal wellbore placement, well spacing, and stimulation design. This process is augmented with formation-specific drilling and completion execution designs and coupled with localized production results to implement a continuous improvement philosophy in optimizing the value per acre of our leasehold throughout our development program.

•
Operate in a safe manner and work in partnership with our surrounding stakeholders.  While our scale of operations has increased significantly, we continue to focus on maintaining a safe workplace for our employees and contractors. Further, as technology for resource development has advanced, we seek to utilize best industry practices to meet or exceed regulatory requirements while reducing our impacts on neighboring communities. Such practices include building our infrastructure out ahead of operations to minimize traffic, working with our service providers to minimize dust and lighting issues, and constructing sound walls to minimize noise.  We value our positive relationship with local governing entities and the communities in which we operate and seek to continually achieve a status of operator of choice.

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

•
Control and reduce emissions from our production facilities. We place high importance on achieving compliance with all applicable air quality rules and regulations and reducing emissions continues to be a top environmental priority. To minimize these emissions, we employ best management practices such as using available direct pipeline take-away access and pneumatic actuated instrument devices and working with suppliers to deploy diesel engines that meet the U.S. Environmental Protection Agency Tier 4 standand. We also control emissions and minimize flaring of gas by recovering natural gas and actively pursuing sufficient take-away capacity for associated produced gas and the use of vapor recovery equipment. We continue to evolve the design of our production facilities to produce oil and natural gas with fewer air emissions, including those emissions for which there are public health standards (e.g. ozone and particulate matter).

Significant Developments

Acquisitions and Trade

In September 2018, the Company completed the purchase of vertical and horizontal wells in the Greeley-Crescent development area in Weld County, Colorado for $64.1 million in cash and the assumption of certain liabilities for a total purchase price of $96.8 million. The effective date of this purchase was September 1, 2018.

In September 2018, we completed a trade with another party of approximately 2,500 net acres. This transaction further enhances the contiguous nature of the Company's acreage position.

In August 2018, the Company completed the purchase of leasehold acreage and associated non-operated production for $37.6 million in cash and the assumption of certain liabilities for a total purchase price of $38.0 million. The acreage increased our working interest in existing operations and planned wells.

Revolving Credit Facility

In October 2018, the lenders under the Revolver completed their semi-annual redetermination of our borrowing base. The borrowing base was increased from $550 million to $650 million, and we increased our aggregate elected commitment from $450 million to $500 million.

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

During the nine months ended September 30, 2018, we drilled 89 operated horizontal wells and turned 54 operated horizontal wells to sales. As of September 30, 2018, the Company had 9 gross (8 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the fourth quarter. As of September 30, 2018, we are the operator of 77 gross (66 net) horizontal wells in progress, which excludes 30 gross (23 net) horizontal wells for which we have only set surface casings. The majority of this activity was funded through cash flows from operations. For 2018 as a whole, we expect to drill 118 gross (101 net) operated horizontal wells and complete approximately 127 gross (112 net) operated horizontal wells with mid-length and long laterals targeting the Codell and Niobrara formations.

For the nine months ended September 30, 2018, we participated in the completion of 32 gross (6 net) non-operated horizontal wells. As of September 30, 2018, we are participating in 29 gross (9 net) non-operated horizontal wells in progress.

Trends and Outlook

NYMEX-WTI oil traded at $60.46 per Bbl on December 29, 2017, but has since increased approximately 21% as of September 28, 2018 to $73.16. NYMEX-Henry Hub natural gas traded at $2.95 per Mcf on December 29, 2017, but increased approximately 2% as of September 28, 2018 to $3.01. Although NYMEX-WTI oil prices have increased in 2018, they continue to be volatile and are out of our control. If oil prices decrease, this could (i) reduce our cash flow which could, in turn, reduce the funds available for exploring and replacing oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) result in marginally productive oil and natural gas wells being abandoned as non-commercial, and (vi) cause ceiling test impairments.

We continually focus on managing drilling and completion costs through a combination of well design optimization, reductions in the average days to drill, and employment of current technological advancements. This focus on cost management helps support well-level economics under varying oil and natural gas pricing environments.

Midstream companies that operate the natural gas processing facilities and gathering pipelines in the Wattenberg Field continue to make significant capital investments to increase the capacity of their systems. From time to time, our production has been and may continue to be adversely impacted by the lack of processing capacity, resulting in high natural gas gathering line pressures. Second and third quarter 2018 results were impacted by this lack of spare gas processing capacity, which resulted in persistently high line pressures and the inability to maintain consistent production flows. Further exacerbating the midstream constraints were above average temperatures in Colorado in June and continuing into July as well as unplanned shutdowns of natural gas processing facilities. As a result, many of the Company's wells could not be produced consistently, and the Company was unable to turn recently completed wells to sales as desired.

To address the growing volumes of natural gas production in the D-J Basin, DCP Midstream is developing multiple projects including new processing plants, low pressure gathering systems, additional compression, and plant bypass infrastructure. Most notably, in collaboration with DCP Midstream, we and several other producers have agreed to support the expansion of natural gas gathering and processing capacity through agreements that impose baseline and incremental volume commitments, which we are currently exceeding.  The initial plans included a new 200 MMcf per day processing plant ("Mewbourn 3"), and the expansion of a related gathering system, which became operational in August 2018. Through the same framework, all of the parties agreed to a development plan to add another 300 MMcf per day plant ("O'Connor 2"), including up to 100 MMcf per day of bypass, that is expected to be in service in the second quarter of 2019. In addition, DCP Midstream has announced the development of a third plant ("Bighorn"), which could have capacity up to 1 Bcf per day, including bypass, with an in-service date after 2019.

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

For 2018, we expect to drill 118 gross operated horizontal wells (89 of which were drilled through September 30, 2018) with mostly mid-length and long laterals targeting the Codell and Niobrara zones. We anticipate this drilling and completion program will cost approximately $580 million ($408.3 million of which was incurred through September 30, 2018) and that it should lead to a significant increase in production and associated proved developed producing reserves. We currently estimate that full-year 2018 production will average approximately 50,000 BOED with the oil mix being approximately 45% of production.

Other than the foregoing and the aforementioned Proposition 112, we do not know of any trends, events, or uncertainties that have had, during the periods covered by this report, or are reasonably expected to have, a material impact on our sales, revenues, expenses, liquidity, or capital resources.

Results of Operations

Material changes to certain items in our condensed consolidated statements of operations included in our condensed consolidated financial statements for the periods presented are discussed below.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

For the three months ended September 30, 2018, we reported net income of $62.6 million compared to net income of $43.8 million during the three months ended September 30, 2017. Net income per basic and diluted share was $0.26 for the three months ended September 30, 2018 compared to net income per basic and diluted share of $0.22 for the three months ended September 30, 2017.

Oil, Natural Gas, and NGL Production and Revenues - For the three months ended September 30, 2018, we recorded total oil, natural gas, and NGL revenues of $161.0 million compared to $103.6 million for the three months ended September 30, 2017, an increase of $57.4 million or 55%. The following table summarizes key production and revenue statistics:

	Three Months Ended September 30,		Percentage
	2018	2017	Change
Production:
Oil (MBbls) [1]	1,915	1,726	11%
Natural Gas (MMcf) [2]	9,471	7,412	28%
NGLs (MBbls) [1]	1,030	753	37%
MBOE [3]	4,523	3,714	22%
BOED [4]	49,165	40,378	22%

Revenues (in thousands):
Oil	$123,540	$73,144	69%
Natural Gas	16,908	17,402	(3)%
NGLs	20,530	13,047	57%
	$160,978	$103,593	55%
Average sales price:
Oil [5]	$63.48	$41.89	52%
Natural Gas	1.79	2.35	(24)%
NGLs	19.93	17.32	15%
BOE [5]	$35.15	$27.66	27%
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

Net oil, natural gas, and NGL production for the three months ended September 30, 2018 averaged 49,165 BOED, an increase of 22% over average production of 40,378 BOED in the three months ended September 30, 2017. From September 30, 2017 to September 30, 2018, our well count increased by 170 net horizontal wells, growing our reserves and daily production totals. The 22% increase in production and the 27% increase in average sales prices resulted in a significant increase in revenues.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Production costs	$10,181	$4,223
Workover	179	93
Total LOE	$10,360	$4,316

Per BOE:
Production costs	$2.25	$1.14
Workover	0.04	0.03
Total LOE	$2.29	$1.17

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the three months ended September 30, 2018, we experienced increased production expense compared to the three months ended September 30, 2017 due to a 45% increase in net operated wells. In addition, elevated line pressures temporarily drove operating costs on a per unit basis higher in the third quarter of 2018 as the Company incurred incremental costs without the typical benefit of flush production from its new wells.

Transportation and gathering - Transportation and gathering was $2.0 million, or $0.44 per BOE, for the three months ended September 30, 2018, compared to $0.8 million, or $0.23 per BOE, for the three months ended September 30, 2017. Coinciding with the increasing production in 2018, the Company has increased the volume of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. Production taxes were $12.8 million, or $2.83 per BOE, for the three months ended September 30, 2018, compared to $10.1 million, or $2.71 per BOE, during the three months ended September 30, 2017. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 8.0% and 9.7% for the three months ended September 30, 2018 and 2017, respectively.

DD&A - The following table summarizes the components of DD&A:

	Three Months Ended September 30,
(in thousands)	2018	2017
Depletion of oil and gas properties	$44,230	$32,944
Depreciation and accretion	958	796
Total DD&A	$45,188	$33,740

DD&A expense per BOE	$9.99	$9.08

For the three months ended September 30, 2018, DD&A was $9.99 per BOE compared to $9.08 per BOE for the three months ended September 30, 2017. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of quarter estimated total reserves determines the depletion rate.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Three Months Ended September 30,
(in thousands)	2018	2017
G&A costs incurred	$13,836	$11,002
Capitalized costs	(3,151)	(2,518)
Total G&A	$10,685	$8,484

Non-Cash G&A	$3,405	$3,030
Cash G&A	7,280	5,454
Total G&A	$10,685	$8,484

Non-Cash G&A per BOE	$0.75	$0.82
Cash G&A per BOE	1.61	1.47
G&A Expense per BOE	$2.36	$2.29

G&A includes overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $10.7 million for the third quarter of 2018 were 26% higher than G&A for the same period of 2017. This increase is primarily due to a 25% increase in employee headcount from 117 at September 30, 2017 to 146 at September 30, 2018. Additionally, G&A for the three months ended September 30, 2018 was elevated by expenses incurred in support of Colorado oil and gas legislative activities.

Our G&A expense for the three months ended September 30, 2018 includes stock-based compensation of $3.4 million compared to $3.0 million for the three months ended September 30, 2017.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the three months ended September 30, 2017 to the three months ended September 30, 2018 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivative gains (losses) - As more fully described in Item 1. Financial Statements – Note 8, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the three months ended September 30, 2018, we realized a settlement loss of $8.3 million. For the prior comparable period, we realized a settlement gain of $0.1 million, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the three months ended September 30, 2018, we recorded an unrealized loss of $0.3 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the three months ended September 30, 2017, we reported an unrealized loss of $2.5 million. Unrealized losses are non-cash items.

Income taxes - As more fully described in Item 1. Financial Statements – Note 13, Income Taxes, we reported income tax expense of $8.9 million for the three months ended September 30, 2018 as compared to no income tax expense for the comparable prior year period. The effective tax rates for the three and nine months ended September 30, 2018 and 2017 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

For the nine months ended September 30, 2018, we reported net income of $178.0 million compared to net income of $91.7 million during the nine months ended September 30, 2017. Net income per basic and diluted share was $0.74 and $0.73, respectively, for the nine months ended September 30, 2018 compared to net income per basic and diluted share of $0.46 for the nine months ended September 30, 2017.

Oil, Natural Gas, and NGL Production and Revenues - For the nine months ended September 30, 2018, we recorded total oil, natural gas, and NGL revenues of $455.3 million compared to $222.4 million for the nine months ended September 30, 2017, an increase of $232.9 million or 105%. The following table summarizes key production and revenue statistics:

	Nine Months Ended September 30,		Percentage
	2018	2017	Change
Production:
Oil (MBbls)	5,802	3,668	58%
Natural Gas (MMcf)	26,177	17,122	53%
NGLs (MBbls)	2,780	1,758	58%
MBOE	12,945	8,280	56%
BOED	47,416	30,331	56%

Revenues (in thousands):
Oil	$354,601	$154,232	130%
Natural Gas	48,139	40,945	18%
NGLs	52,558	27,242	93%
	$455,298	$222,419	105%
Average sales price:
Oil	$60.13	$41.73	44%
Natural Gas	1.84	2.39	(23)%
NGLs	18.91	15.49	22%
BOE	$34.73	$26.72	30%

Net oil, natural gas, and NGL production for the nine months ended September 30, 2018 averaged 47,416 BOED, an increase of 56% over average production of 30,331 BOED in the nine months ended September 30, 2017. From September 30, 2017 to September 30, 2018, our well count increased by 170 net horizontal wells, growing our reserves and daily production totals. The 56% increase in production and 30% increase in average sales prices resulted in a significant increase in revenues.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Production costs	$29,328	$12,511
Workover	540	497
Total LOE	$29,868	$13,008

Per BOE:
Production costs	$2.27	$1.51
Workover	0.04	0.06
Total LOE	$2.31	$1.57

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the nine months ended September 30, 2018, we experienced increased production expense compared to the nine months ended September 30, 2017 primarily due to a 45% increase in net operated wells. In addition, elevated line pressures temporarily drove operating costs on a unit basis higher in the second and third quarter of 2018 as the Company incurred incremental costs without the typical benefit of flush production from its new wells.

Transportation and gathering - Transportation and gathering was $5.7 million, or $0.44 per BOE, for the nine months ended September 30, 2018, compared to $1.1 million, or $0.14 per BOE, for the nine months ended September 30, 2017. In the first half of 2017, a majority of the Company's production was delivered to the purchaser at the wellhead whereas, in 2018, the

Company has increased the proportion of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. Production taxes were $41.3 million, or $3.19 per BOE, for the nine months ended September 30, 2018, compared to $21.0 million, or $2.54 per BOE, for the nine months ended September 30, 2017. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 9.1% and 9.4% for the nine months ended September 30, 2018 and 2017, respectively.

DD&A - The following table summarizes the components of DD&A:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Depletion of oil and gas properties	$121,259	$71,389
Depreciation and accretion	2,887	2,007
Total DD&A	$124,146	$73,396

DD&A expense per BOE	$9.59	$8.86

For the nine months ended September 30, 2018, DD&A was $9.59 per BOE compared to $8.86 per BOE for the nine months ended September 30, 2017. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

G&A - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2018	2017
G&A costs incurred	$39,298	$32,018
Capitalized costs	(9,607)	(7,729)
Total G&A	$29,691	$24,289

Non-Cash G&A	$9,347	$8,390
Cash G&A	20,344	15,899
Total G&A	$29,691	$24,289

Non-Cash G&A per BOE	$0.72	$1.01
Cash G&A per BOE	1.57	1.92
G&A Expense per BOE	$2.29	$2.93

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees and regulatory costs, among others. Total G&A costs of $29.7 million for the nine months ended September 30, 2018 were 22% higher than G&A for the same period of 2017. This increase is primarily due to a 25% increase in employee headcount from 117 at September 30, 2017 to 146 at September 30, 2018. Additionally, G&A for the nine months ended September 30, 2018 was elevated by expenses incurred in support of Colorado oil and gas legislative activities during the third quarter of 2018.

Our G&A expense for the nine months ended September 30, 2018 includes stock-based compensation of $9.3 million compared to $8.4 million for the nine months ended September 30, 2017.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivatives - As more fully described in Item 1. Financial Statements – Note 8, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the nine months ended September 30, 2018, we realized a settlement loss of $16.2 million. For the prior comparable period, we realized a settlement loss of $26.0 thousand, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the nine months ended September 30, 2018, we recorded an unrealized loss of $12.4 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the nine months ended September 30, 2017, we reported an unrealized gain of $2.4 million. Unrealized gains and losses are non-cash items.

Income taxes - We reported income tax expense of $18.1 million for the nine months ended September 30, 2018 as compared to no income tax expense for the comparable prior year period. During the nine months ended September 30, 2018 and 2017, the effective tax rate differed from the statutory rate due primarily to the release of valuation allowances previously recorded against deferred tax assets.

Liquidity and Capital Resources

Historically, our primary sources of capital have been net cash provided by cash flow from operations, the sale of equity and debt securities, borrowings under bank credit facilities, and proceeds from the sale of properties.  Our primary use of capital has been for the exploration, development, and acquisition of oil and gas properties.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

We believe that our current capital resources, including cash flows from operating activities, cash on hand, and amounts available under our revolving credit facility will be sufficient to fund our planned capital expenditures and operating expenses for the next twelve months. During the nine months ended September 30, 2018, our drilling and completions expenditures were primarily covered by cash flows from operating activities. To the extent actual operating results differ from our anticipated results, available borrowings under our credit facility are reduced, or we experience other unfavorable events, our liquidity could be adversely impacted.  Our liquidity would also be affected if we increase our capital expenditures or complete one or more additional acquisitions. Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

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

At September 30, 2018, we had cash, cash equivalents, and restricted cash of $19.2 million, $550.0 million outstanding on our Senior 2025 Notes, and a $115.0 million balance outstanding under our revolving credit facility. Our sources and (uses) of funds for the nine months ended September 30, 2018 and 2017 are summarized below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operations	$343,554	$142,817
Capital expenditures	(490,124)	(383,454)
Net cash provided by other investing activities	1,233	77,017
Net cash provided by (used in) equity financing activities	3,039	(517)
Net cash provided by debt financing activities	112,762	148,628
Net increase in cash, cash equivalents, and restricted cash	$(29,536)	$(15,509)

Net cash provided by operating activities was $343.6 million and $142.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash from operating activities reflects the increase in realized commodity prices and production.

Net cash provided by other investing activities was $1.2 million and $77.0 million for the nine months ended September 30, 2018 and 2017, respectively, which were primarily comprised of proceeds from the sale of oil and gas properties and other.

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

In October 2018, the borrowing base was increased from $550 million to $650 million; however, our elected commitment amount was $500 million. As of October 31, 2018, there was a $145.0 million principal balance outstanding and no letters of credit outstanding, leaving $355.0 million available to us for future borrowings. The next semi-annual redetermination is scheduled for April 2019. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid provides for an escalation in applicable margin based on increased utilization of the Revolver.

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

2025 Senior Notes

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes due 2025 (the 2025 Senior Notes) in a private placement to qualified institutional buyers. The maturity for the payment of principal is December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25% and began accruing on November 29, 2017. Interest is payable on June 1 and December 1 of each year, beginning on June 1, 2018.

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

Capital Expenditures

Capital expenditures for drilling and completion activities totaled $408.3 million and $383.0 million for the nine months ended September 30, 2018 and 2017, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Nine Months Ended September 30,
	2018	2017
Capital expenditures for drilling and completion activities	$408,334	$383,028
Acquisitions of oil and gas properties and leasehold*	162,081	89,677
Capitalized interest, capitalized G&A, and other	40,037	17,514
Accrual basis capital expenditures**	$610,452	$490,219
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

During the nine months ended September 30, 2018, we drilled 89 operated horizontal wells and turned 54 operated horizontal wells to sales. As of September 30, 2018, the Company had 9 gross (8 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the fourth quarter. As of September 30, 2018, we are the operator of 77 gross (66 net) horizontal wells in progress, which excludes 30 gross (23 net) wells for which we have only set surface casings. All of the wells in progress at September 30, 2018 are scheduled to commence production before December 31, 2019. The majority of this activity was funded through cash flows from operations.

For the nine months ended September 30, 2018, we participated in 61 gross (14 net) non-operated horizontal wells.

Capital Requirements

Our level of exploration, development, and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows, development results, acquisitions and divestitures, and downstream infrastructure and commitments, among other factors. Our primary need for capital will be to fund our anticipated drilling and completion activities and any other acquisitions that we may complete during 2018.

We anticipate that our full-year 2018 drilling and completion capital expenditures for operated wells will be approximately $580 million ($408.3 million of which was incurred through September 30, 2018). However, should commodity prices and/or economic conditions change, we can reduce or accelerate our drilling and completion activities, which could have a material impact on our anticipated capital requirements.

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

Oil and Natural Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At October 23, 2018, we had open positions covering 3.1 million barrels of oil and 15,380 MMcf of natural gas. We do not use derivative instruments for speculative purposes.

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

During the nine months ended September 30, 2018, we reported an unrealized commodity activity loss of $12.4 million.  Unrealized losses are non-cash items.  We also reported a realized loss of $16.2 million, representing the settlement of commodity contracts settled during the period.

At September 30, 2018, we estimated that the fair value of our various commodity derivative contracts was a net liability of $20.2 million. See Item 1. Financial Statements – Note 9, Fair Value Measurements, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("US GAAP"), we present certain financial measures which are not prescribed by US GAAP ("non-GAAP"). The following is a summary of the measure that we currently report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net income	$62,628	$43,848	$178,048	$91,664
Depreciation, depletion, and accretion	45,188	33,740	124,146	73,396
Stock-based compensation expense	3,405	3,030	9,347	8,390
Mark-to-market of commodity derivative contracts:
Total loss (gain) on commodity derivatives contracts	8,529	2,383	28,604	(2,324)
Cash settlements on commodity derivative contracts	(7,142)	544	(13,263)	778
Interest income	(23)	(16)	(37)	(47)
Income tax expense	8,918	—	18,076	—
Adjusted EBITDA	$121,503	$83,529	$344,921	$171,857

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions indicate forward-looking statements. Forward-looking statements included in this report include statements relating to future production, future capital expenditures and projects, the adequacy and nature of future sources of financing, possible future impairment charges, midstream capacity issues and the construction and effect of additional midstream infrastructure, future differentials, future production relative to volume commitments, and the potential implementation and effects of Proposition 112 and our responses thereto.

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

See "Risk Factors" in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018 for a discussion of risk factors that affect our business, financial condition, and results of operations. These risks include, among others, those associated with the following:

•	declines in oil and natural gas prices;

•	operating hazards that adversely affect our ability to conduct business;

•	uncertainties in the estimates of proved reserves;

•	the effect of seasonal weather conditions and wildlife and plant species restrictions on our operations;

•	our ability to fund, develop, produce, and acquire additional oil and natural gas reserves that are economically recoverable;

•	our ability to obtain adequate financing;

•	the effect of local and regional factors on oil and natural gas prices;

•	incurrence of ceiling test write-downs;

•	our inability to control operations on properties that we do not operate;

•	the availability and capacity of gathering systems, pipelines, and other midstream infrastructure for our production;

•	the strength and financial resources of our competitors;

•	our ability to successfully identify, execute, and effectively integrate acquisitions;

•	the effect of federal, state, and local laws and regulations;

•	the effects of, including costs to comply with, environmental legislation or regulatory initiatives, including those related to hydraulic fracturing and Proposition 112;

•	our ability to market our production;

•	the effects of local moratoria or bans on our business;

•	the effect of environmental liabilities;

•	the effect of the adoption and implementation of statutory and regulatory requirements for derivative transactions;

•	changes in U.S. tax laws;

•	our ability to satisfy our contractual obligations and commitments;

•	the amount of our indebtedness and our ability to maintain compliance with debt covenants;

•	the effectiveness of our disclosure controls and our internal controls over financial reporting;

•	the geographic concentration of our principal properties;

•	our ability to protect critical data and technology systems;

•	the availability of water for use in our operations; and

•	the risks and uncertainties described and referenced in "Risk Factors."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 77% of our revenue during the three and nine months ended September 30, 2018 was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in a $9.6 million and $29.0 million change in revenues during the three and nine months ended September 30, 2018, respectively; a $0.25 per Mcf change in our realized natural gas price would have resulted in a $2.4 million and $6.5 million change in our natural gas revenues for the three and nine months ended September 30, 2018, respectively; and a $5 per barrel change in our realized NGL price would have resulted in a $5.2 million and $13.9 million change in our NGL revenues for the three and nine months ended September 30, 2018, respectively.

During the three months ended September 30, 2018, the price of oil, natural gas, and NGLs increased relative to the second quarter of 2018.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the US dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes. As of September 30, 2018, we had open oil and natural gas derivatives in a net liability position with a fair value of $20.2 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $16.1 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $7.8 million.

Interest Rate Risk - At September 30, 2018, we had $115.0 million outstanding under our revolving credit facility.  Interest on amounts borrowed under our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the three and nine months ended September 30, 2018, we incurred interest expense of $0.4 million and $0.5 million on our revolving credit facility, respectively. When we have balances outstanding under the revolving credit facility, we are exposed to interest rate risk if the variable reference rates increase. If interest rates increase, our interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1%, our interest expense in the three and nine months ended September 30, 2018 would have changed by approximately $0.1 million.

Under current market conditions, we do not anticipate significant changes in prevailing interest rates for the next year, and we have not undertaken any activities to mitigate potential interest rate risk due to restrictions imposed by the Revolver.

Counterparty Risk - As described in "Commodity Price Risk" above, we enter into commodity derivative agreements to mitigate short-term price volatility.  These derivative financial instruments present certain counterparty risks.  We are exposed to potential loss if a counterparty fails to perform according to the terms of the agreement. The failure of any of the counterparties to fulfill their obligations to us could adversely affect our results of operations and cash flows.  We do not require collateral or other security to be furnished by counterparties.  We seek to manage the counterparty risk associated with these contracts by limiting transactions to well-capitalized, well-established, and well-known counterparties that have been approved by our senior officers.  There can be no assurance, however, that our practice effectively mitigates counterparty risk.

We believe that our exposure to counterparty risk increased slightly during the third quarter of 2018 as the amounts due to us from counterparties have increased.

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

During the quarter ended September 30, 2018, there were no material developments regarding the legal matters, previously described under Item 3, Legal Proceedings, of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2018. This information should be considered carefully together with other information in this report and other reports and materials we file with the SEC. We are subject to various legal proceedings from time to time in the ordinary course of our business, but there are currently no pending legal proceedings to which we are subject that we believe to be material.

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

Proposition 112, if approved, would have a material adverse effect on our future drilling inventory and other aspects of our business.

Proposition 112 is a proposed statutory amendment that will be voted on in Colorado in November 2018. Proposition 112 would require all new oil and gas development facilities to be located at least 2,500 feet away from any occupied structure or “vulnerable areas,” a term defined to include playgrounds, permanent sports fields, amphitheaters, public parks, public open space, public and community drinking water sources, irrigation canals, reservoirs, lakes, rivers, perennial or intermittent streams and creeks and any additional areas designated by the state or a local government. Proposition 112 would not apply to federal lands. If implemented, Proposition 112 would have a variety of adverse effects on our business. In particular, the expanded setback requirement (current law generally requires a setback between oil and gas wells and occupied structures of 500 feet) would make it unlawful to drill many of our currently planned locations, and would limit our ability to add drilling locations to our inventory in the future. The Colorado Oil and Gas Conservation Commission has estimated that Proposition 112 would make drilling unlawful on approximately 85 percent of the non-federal surface area of the state of Colorado, including approximately 85 percent of the non-federal surface area of Weld County. The remaining land available for drilling would likely be reduced over time as additional occupied structures are built and additional areas are designated as vulnerable. Proposition 112’s limitation on our existing and potential future locations would significantly restrict our opportunities for growth and, over time, would likely have a materially adverse effect on our results of operations, financial condition and ability to attract capital.

The implementation of Proposition 112 could have other potential adverse effects on our business, including, but not limited to:

•	additional constraints on midstream capacity if midstream infrastructure and services are not expanded as currently expected,

•	increased operating costs,

•	greater difficulties in maintaining leases through production,

•	increased expenses related to legal, regulatory, or legislative actions that we may pursue in response to the implementation of the proposition, and

•	inability to meet commitments related to our future production.

Finally, even if Proposition 112 is not approved, we expect that some political leaders will propose new regulations to restrict oil and natural gas development activities by other means in an attempt to address concerns underlying the proposition. We cannot predict the outcome of any such proposals, but they could have material and adverse effects on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2018 - July 31, 2018 (1)	—	$—
August 1, 2018 - August 31, 2018 (1)	7,077	9.85
September 1, 2018 - September 30, 2018 (1)	2,899	$9.31
Total	9,976

(1) Pursuant to statutory minimum withholding requirements, certain of our employees exercised their right to "withhold to cover" as a tax payment method for the vesting and exercise of certain shares. These elections were outside of any publicly announced repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.        Exhibits

Exhibit Number	Exhibit
10.1	Form of Goal Based Performance-Vested Stock Unit Agreement *
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October, 2018.

SRC Energy Inc.

/s/ Lynn A. Peterson
Lynn A. Peterson, President and Chief Executive Officer (Principal Executive Officer)

/s/ James P. Henderson
James P. Henderson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jared C. Grenzenbach
Jared C. Grenzenbach, Vice President and Chief Accounting Officer (Principal Accounting Officer)