Form 10-K
period 2018-12-31
SRC Energy Inc.
filed 2019-02-20
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2018, was approximately $2.0 billion.  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 14, 2019, the Registrant had 243,256,234 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
We hereby incorporate by reference into this document the information required by Part III of this Form, which will appear in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders.

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

Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	declines in oil and natural gas prices;

•	the effects of, changes in and the costs of compliance with federal, state, and local regulations applicable to our business;

•	operating hazards that adversely affect our ability to conduct business;

•	uncertainties in the estimates of proved reserves;

•	the availability and capacity of gathering and processing systems, pipelines, and other midstream infrastructure for our production;

•	the effect of seasonal weather conditions and wildlife and plant species restrictions on our operations;

•	our ability to fund, develop, produce, and acquire additional oil and natural gas reserves that are economically recoverable;

•	our ability to obtain adequate financing;

•	the effect of local and regional factors on oil and natural gas prices;

•	incurrence of ceiling test write-downs;

•	our inability to control operations on properties that we do not operate;

•	the strength and financial resources of our competitors;

•	our ability to successfully identify, execute, and integrate acquisitions;

•	our ability to market our production;

•	the effect of environmental liabilities;

•	changes in U.S. tax laws;

•	our ability to satisfy our contractual obligations and commitments;

•	the amount of our indebtedness and our ability to maintain compliance with debt covenants;

•	the effectiveness of our disclosure controls and our internal controls over financial reporting;

•	the geographic concentration of our principal properties;

•	our ability to protect critical data and technology systems;

•	the availability of water for use in our operations; and

•	the risks and uncertainties described and referenced in "Risk Factors."

Note Regarding Change in Reserves and Production Volumes

As of January 1, 2017, our natural gas processing agreements with DCP Midstream, L.P. ("DCP Midstream") had been modified to allow us to take title to the NGLs resulting from the processing of our natural gas. Based on this, we began reporting reserves, sales volumes, prices, and revenues for natural gas and NGLs separately for periods after January 1, 2017. For periods prior to January 1, 2017, we did not separately report reserves, sales volumes, prices, and revenues for NGLs as we did not take title to these NGLs. Instead, the value attributable to these unrecognized NGL volumes was included within natural gas revenues as an increase to the overall price received. This change impacts the comparability of 2017 and 2018 with prior periods.

Note Regarding Change in Fiscal Year

In February 2016, the Company changed its fiscal year-end to December 31 from August 31. Certain information in this report is presented as of and for the fiscal years ended August 31, 2015 and 2014.

ITEM 1.	BUSINESS

Overview

SRC Energy Inc. ("we," "us," "our," "SRC," or the "Company"), a Colorado corporation formed in 2005, is an independent oil and gas company engaged in the acquisition, development, and production of oil, natural gas, and NGLs in the D-J Basin, which we believe to be one of the premier, liquids-rich oil and natural gas resource plays in the United States. It contains hydrocarbon-bearing deposits in several formations, including the Niobrara, Codell, Greenhorn, Shannon, Sussex, J-Sand, and D-Sand. The area has produced oil and natural gas for over fifty years and benefits from established infrastructure, long reserve life, and multiple service providers.

Our oil and natural gas activities are focused in the Wattenberg Field, in Weld County, Colorado, an area that covers the western flank of the D-J Basin. Currently, we are focused on the horizontal development of the Codell formation as well as the three benches of the Niobrara formation, which are all characterized by relatively high liquids content.

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 82% of our proved developed reserves and anticipate operating a majority of our future net drilling locations. Additionally, our current development plan anticipates that all of our future activities will be concentrated in the Wattenberg Field.

During the year ended December 31, 2018, we continued to execute our plans for growth through development of our existing oil and gas properties and strategic acquisitions of leasehold and producing properties. The Company's consolidated core position in the Wattenberg Field is approximately 86,200 net acres.   This contiguous footprint creates further opportunities to drive operational efficiencies with over 1,600 identified gross well locations with predominantly mid- and long-lateral design.

As of December 31, 2018, we are the operator of 1,030 gross (985 net) producing wells, of which 406 gross (384 net) are Codell or Niobrara horizontal wells. The Company has also participated as a non-operator in 497 gross (115 net) producing wells. As we develop our acreage through horizontal drilling, we have an active program for plugging and reclaiming the vast majority of the operated vertical wellbores. During the year ended December 31, 2018, we reclaimed 203 wells and returned the associated surface acreage to the property owners.

For the year ended December 31, 2018, 2017 and 2016, our average net daily production was 50,543 BOED, 34,194 BOED, and 11,670 BOED, respectively. As of December 31, 2018, over 92% of our daily operated production was from horizontal wells.

Strategy

Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves, and cash flow through development, exploitation, and acquisitions of oil and gas properties. We intend to follow a balanced risk strategy by allocating capital expenditures to lower risk development and exploitation activities. Key elements of our business strategy include the following:

•
Concentrate on our existing core area in the D-J Basin, where we have significant operating experience.  All of our current wells and our proved undeveloped acreage are located in the Wattenberg Field, and we seek to acquire developed and undeveloped oil and gas properties in the same contiguous area. Focusing our operations in this area leverages our management, technical, and operational experience in the basin.

•
Maximize shareholder value and maintain financial flexibility by limiting the need for external capital.  We seek to align our capital expenditures with our cash flows by adjusting our operating activities depending on commodity prices and infrastructure capacity. We strive to be a cost-efficient operator and to maintain a relatively low utilization of debt, which allows sufficient financial capacity to pursue strategic acquisitions.

•
Develop and exploit existing oil and gas properties.  A principal growth strategy has been to develop and exploit our properties to add reserves.  In the Wattenberg Field, we target three benches of the Niobrara formation as well as the Codell formation for horizontal drilling and production. We believe horizontal drilling is the safest and most efficient and economical way to recover the potential hydrocarbons and consider the Wattenberg Field to be relatively low-risk because information gained from the large number of existing wells can be applied to potential future wells.  There is enough similarity between wells in the Wattenberg Field that the exploitation process is generally repeatable.

•
Use the latest technology to maximize returns and improve hydrocarbon recovery.  Our development objective for individual well optimization is to primarily drill and complete wells with lateral lengths of 7,000' to 10,000'. Utilizing petrophysical and seismic data, a 3-D model is developed for each leasehold section to assist in determining optimal wellbore placement, well spacing, and stimulation design. This process is augmented with formation-specific drilling and completion execution designs, coupled with production results, to implement a continuous improvement philosophy in optimizing the value per acre of our leasehold throughout our development program.

•
Control and reduce emissions from our production facilities. We place high importance on achieving compliance with all applicable air quality rules and regulations and further reducing emissions continues to be a top priority. To minimize emissions, we employ best management practices such as using available direct pipeline take-away access and pneumatic actuated instrument devices and by working with suppliers to deploy diesel engines that meet the U.S. Environmental Protection Agency Tier 4 standard. We control emissions and minimize flaring of gas during the drilling and completion process. We use additional vapor recovery equipment during production for further emissions reduction. We continue to evolve the design of our production facilities to produce oil and natural gas with fewer air emissions, including those emissions for which there are public health standards (e.g. ozone and particulate matter).

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

•
Retain control over the operation of a substantial portion of our production. As operator of a majority of our wells and undeveloped acreage, we control the timing and selection of new wells to be drilled.  This allows us to modify our capital spending as our financial resources and underlying lease terms allow and market conditions permit. Our high degree of operational control, as well as our focus on operating efficiencies that provide short return on investment cycle times, is central to our operating strategy.

•
Acquire and develop assets near established infrastructure. We target acquisitions of contiguous acreage to focus our development plans on areas where technically-capable, financially-stable midstream companies have existing assets and plans for additional investment. We work collaboratively with these companies to proactively identify expansion opportunities that complement our development plans enabling the use of gathering pipelines which reduces truck traffic.

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

•
Financial flexibility. Our capital structure, along with our high degree of operational control, continues to provide us with significant financial flexibility. Our modest debt level has enabled us to make capital decisions with limited restrictions imposed by debt covenants, lender oversight, and/or mandatory repayment schedules. Additionally, as the operator of substantially all of our anticipated future drilling locations per our December 31, 2018 reserve report, we control the timing and selection of drilling locations as well as completion schedules. This allows us to modify our capital spending program depending on financial resources, leasehold requirements, infrastructure capacity, and market conditions.

•	Management experience. Members of our key management team possess multiple years of experience in oil and gas exploration and production in multiple resource plays including the Wattenberg Field.

•
Balanced oil and natural gas reserves and production.  At December 31, 2018, approximately 77% of our total gross revenues were oil and condensate, 12% were natural gas, and 11% were natural gas liquids. We believe that this balanced commodity mix will provide diversification of sources of cash flow.

•
Focus on efficiency and cost control. We have continued to demonstrate our ability to drill wells in a safe and cost-efficient way and to successfully integrate acquired assets without incurring significant increases in overhead.

•
Safe workplace and reduced impact on surrounding areas. Our employees and contractors are important to us, so we strive to maintain a safety-first approach in our operations. Likewise, we seek to incorporate current technologies to meet regulatory requirements while reducing our impact on the environment and neighboring communities. Toward this effort, modern drilling and completion techniques allow us to concentrate our operations on a reduced number of surface locations. As the new locations are developed, we have decreased the overall number of wells by plugging and reclaiming older vertical wells, allowing us to return those sites to surface owners.

Properties

As of December 31, 2018, our estimated net proved oil and natural gas reserves, as prepared by Ryder Scott Company, L.P. ("Ryder Scott"), an independent reserve engineering firm, were 88.0 MMBbls of oil and condensate, 771.9 Bcf of natural gas, and 89.1 MMBbls of natural gas liquids. As of December 31, 2018, we had approximately 95,200 gross and 86,200 net acres under lease in the Wattenberg Field.

We currently operate over 82% of our proved producing reserves, and all of our drilling and completion expenditures during the year ended December 31, 2018 were focused on the Wattenberg Field. All of our drilling and completion expenditures for the 2019 calendar year are anticipated to be focused on the Wattenberg Field. A high degree of operational and capital control gives us both operational focus and development flexibility to maximize returns on our leasehold position.

2018 Significant Developments

Acquisitions and Trades

In September 2018, the Company completed the second closing contemplated by the purchase and sale agreement (the "GCII Agreement") relating to our 2017 acquisition of approximately 30,200 net acres in the Greeley-Crescent development area in Weld County, Colorado (the "GCII Acquisition"). At the second closing, we acquired the operated vertical and horizontal wells. The effective date for this second closing was September 1, 2018. The purchase and sale agreement for the GCII Acquisition was signed in November 2017, and the first closing was completed in December 2017.The total purchase price for the second closing was $96.9 million, composed of cash of $64.2 million and assumed liabilities of $32.7 million. The assumed liabilities included $25.8 million for asset retirement obligations.

In August 2018, the Company completed the purchase of leasehold acreage and associated non-operated production for $37.2 million in cash and the assumption of certain liabilities, for a total purchase price of $37.5 million. The acreage increased our working interest in existing operations and planned wells.

In September and November 2018, we completed two trades with other parties totaling approximately 4,700 net acres. These transactions further enhance the contiguous nature of the Company's acreage position.

Revolving Credit Facility

We continue to maintain a borrowing arrangement with our bank syndicate (sometimes referred to as the "Revolver") to provide us with liquidity that can be used to develop oil and gas properties, acquire new oil and gas properties, and for working capital and other general corporate purposes. As of December 31, 2018, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $500 million, and a borrowing base limitation of $650 million. The borrowing base is subject to adjustments based upon a borrowing base calculation, which is re-determined semi-annually using updated reserve reports. The Revolver is collateralized by certain of our assets, including substantially all of our producing wells and developed oil and gas leases, and bears a variable interest rate on borrowings with the effective rate varying with utilization.

Drilling and Completion Operations

During the periods presented below, we drilled or participated in the drilling of wells that reached productive status in each respective period.  During the year ended December 31, 2018, we turned 95 gross operated wells to sales.  None of the wells are classified as exploratory, and all of the gross operated wells are classified as development.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive:
Oil	152*	102	172**	112	21***	18
Gas	—	—	—	—	—	—
Nonproductive	—	—	—	—	—	—

Exploratory Wells:
Productive:
Oil	—	—	—	—	6	5
Gas	—	—	—	—	—	—
Nonproductive	—	—	—	—	—	—
*    Includes 57 gross (13 net) productive wells which we participated in on a non-operated basis.
**    Includes 63 gross (11 net) productive wells which we participated in on a non-operated basis.
***    Includes 3 gross (0.42 net) productive wells which we participated in on a non-operated basis.

All of the wells in the table above are located in the Wattenberg Field of the D-J Basin. As of December 31, 2018, we were the operator of 50 gross (44 net) wells in progress that were not included in the above well counts.

Production Data

The following table shows our net production of oil and natural gas, average sales prices, and average production costs for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Production:
Oil (MBbls)	8,392	5,824	2,257
Natural Gas (MMcf)	37,123	24,834	8,472
NGLs (MBbls)	3,869	2,518	—
MBOE	18,448	12,481	4,271
BOED	50,543	34,194	11,670

Average sales price:
Oil ($/Bbl) *	$57.79	$44.35	$34.43
Natural Gas ($/Mcf) *	$2.09	$2.33	$2.44
NGLs ($/MBbls)	$19.12	$17.10	$—
BOE *	$34.50	$28.79	$25.09

Average lease operating expenses ("LOE") per BOE	$2.35	$1.56	$4.67
* Adjusted to include the effect of transportation and gathering expenses.

Major Customers

We sell our crude oil, natural gas, and NGLs to various purchasers under multiple contractual arrangements. For crude oil, we have several arrangements, ranging from month-to-month to long-term commitments. Notably, we have secured contracts with oil purchasers who transport oil via pipelines. Under these contracts, we entered into delivery commitments covering a portion of our anticipated future production over the next two to three years. Our natural gas is sold under contracts with two midstream gas gathering and processing companies. We are working with our midstream providers in an effort to expand available gas gathering and processing and oil takeaway capacity. See further discussion in Note 16 to our consolidated financial statements. For the year ended December 31, 2018, five of our customers account for more than 10% of our revenues. Given the liquidity in the market, we believe that the loss of any purchaser or the aggregate loss of several customers could be managed by selling to alternative purchasers.

Oil and Gas Properties, Wells, Operations, and Acreage

We believe that the title to our oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in our opinion, are not so material as to detract substantially from the use or value of such properties. Our properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens and obligations, expressed or implied, under oil and gas leases;

•	overriding royalties and other burdens created by us or our predecessors in title;

•	a variety of contractual obligations arising under operating agreements, joint use agreements, production sales contracts, and other agreements that may affect the properties or title thereto;

•	back-ins and reversionary interests existing as a result of pooling under state orders;

•
liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors, and contractual liens under operating agreements and the Revolver;

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

The following table shows, as of December 31, 2018, our producing wells, developed acreage, and undeveloped acreage:

	Productive Wells		Developed Acreage [2]		Undeveloped Acreage [1,2]
Field	Gross	Net	Gross	Net	Gross	Net
Wattenberg	1,523	1,098	23,900	21,700	71,300	64,500

        1    Undeveloped acreage includes leasehold interests on which wells have not been horizontally drilled or completed to the point that would permit the production of commercial quantities of oil and natural gas regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

        2    In addition to our acreage in the Wattenberg Field, we also have non-core leasehold in other areas of Colorado, Kansas, and southwest Nebraska approximating 181,200 gross and 159,500 net acres. As of December 31, 2018, this leasehold has no unproved carrying value, and all associated costs are subject to depletion within the full cost pool.

The following table shows, as of December 31, 2018, the status of our gross undeveloped acreage within the Wattenberg Field:

Field	Held by Production	Not Held by Production
Wattenberg	68,200	3,100

Leases that are held by production generally remain in force so long as oil or natural gas is produced from the well on the particular lease.  Leased acres which are not held by production will expire pursuant to the terms of the lease, provided that the lease may permit us to extend it by making annual rental payments until production is established, at which time the lease will generally be considered to be held by production.

The following table shows the calendar years during which our leases in the Wattenberg Field not currently held by production will expire unless a productive oil or natural gas well is drilled on the lease or the lease is renewed.

Leased Acres (Gross)	Expiration of Lease
900	2019
1,200	2020
700	2021
200	2022
100	After 2022

Oil and Natural Gas Reserves

Our estimated proved reserve quantities increased by 35% from December 31, 2017 to December 31, 2018.  At December 31, 2018, we had estimated proved reserves of 88.0 MMBbls of oil and condensate, 771.9 Bcf of natural gas, and 89.1 MMBbls of natural gas liquids. The estimated standardized measure of future net cash flow from our reserves at December 31, 2018 was $2.7 billion, and the estimated PV-10 value of our reserves at that date was $3.2 billion. PV-10 is a non-GAAP measure that reflects the present value, discounted at 10%, of estimated future net revenues from our proved reserves. We present a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows in Item 7 under "Non-GAAP Financial Measures." The PV-10 value as of December 31, 2018 increased compared to December 31, 2017 by $1.4 billion. The increase in estimated proved reserve quantities and PV-10 value is primarily due to extensions resulting in new proved reserves, increased pricing for oil and NGLs during 2018, and revisions resulting in probable reserves being recognized as proved reserves.

Ryder Scott prepared the estimates of our proved reserves, future production, and income attributable to our leasehold interests as of December 31, 2018.  Ryder Scott is an independent petroleum engineering firm that has been providing petroleum consulting services worldwide for over seventy years.  The estimates of proved reserves, future production, and income attributable to certain leasehold and royalty interests are based on technical analyses conducted by teams of geoscientists and engineers employed at Ryder Scott.  The office of Ryder Scott that prepared our reserves estimates is registered in the State of Texas (License #F-1580).  Ryder Scott prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses, price differentials, authorizations for expenditure, and geological and geophysical data.

The report of Ryder Scott dated January 23, 2019, which contains further discussions of the reserve estimates and evaluations prepared by Ryder Scott, as well as the qualifications of Ryder Scott’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Our reserves technical team, which consists of our Reservoir Engineering Manager, VP of Exploration, Chief Operations Officer, and Chief Development Officer, oversaw the preparation of the reserve estimates by Ryder Scott to ensure accuracy and completeness of the data prior to and after submission.  Our technical team has multiple years of experience in oil and gas exploration and development.

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

The proved reserves attributable to producing wells and/or reservoirs were estimated by performance methods.  These performance methods include decline curve analysis, which incorporate extrapolations of historical production and pressure data available through December 31, 2018 in those cases where this data was considered to be definitive.  The data used in this analysis was obtained from public sources and was considered sufficient for calculating producing reserves. The undeveloped reserves were estimated by the analogy method.  The analogy method uses pertinent well data obtained from public sources that was available through December 31, 2018.

Below are estimates of our net proved reserves at December 31, 2018, all of which are located in Colorado:

	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbl)	MBOE
Proved:
Developed	37,102	324,169	36,427	127,557
Undeveloped	50,910	447,698	52,666	178,192
Total	88,012	771,867	89,093	305,749

The following tabulations present the PV-10 value of our estimated reserves as of December 31, 2018, 2017, and 2016 (in thousands):

	Proved - December 31, 2018
	Developed			Total
	Producing	Non-producing	Undeveloped	Proved
Future cash inflow	$2,684,787	$990,373	$5,156,159	$8,831,319
Future production costs	(761,205)	(235,139)	(1,085,692)	(2,082,036)
Future development costs	(64,205)	(34,394)	(1,273,912)	(1,372,511)
Future pre-tax net cash flows	$1,859,377	$720,840	$2,796,555	$5,376,772
PV-10 (Non-U.S. GAAP)	$1,268,305	$492,183	$1,400,663	$3,161,151

	Proved - December 31, 2017
	Developed			Total
	Producing	Non-producing	Undeveloped	Proved
Future cash inflow	$1,804,029	$291,678	$3,397,800	$5,493,507
Future production costs	(492,270)	(63,278)	(735,821)	(1,291,369)
Future development costs	(47,562)	(18,384)	(982,910)	(1,048,856)
Future pre-tax net cash flows	$1,264,197	$210,016	$1,679,069	$3,153,282
PV-10 (Non-U.S. GAAP)	$861,685	$142,996	$751,603	$1,756,284

	Proved - December 31, 2016
	Developed			Total
	Producing	Non-producing	Undeveloped	Proved
Future cash inflow	$414,230	$—	$1,766,443	$2,180,673
Future production costs	(177,138)	—	(466,955)	(644,093)
Future development costs	(29,634)	—	(554,903)	(584,537)
Future pre-tax net cash flows	$207,458	$—	$744,585	$952,043
PV-10 (Non-U.S. GAAP)	$154,261	$—	$322,087	$476,348

The following table presents the prices used to prepare the reserve estimates, which are based on the unweighted arithmetic average of the first day of the month price for each month within the twelve-month period prior to the end of the respective reporting period presented as adjusted for our differentials:

	Oil (Bbl)	Natural Gas (Mcf)	NGL (Bbl)
December 31, 2018 (Average)	$61.23	$2.07	$20.74
December 31, 2017 (Average)	$46.57	$2.21	$16.06
December 31, 2016 (Average)	$36.07	$2.44	$—

During the year ended December 31, 2018, the combined effect of our drilling, acquisition, and participation activities and increased commodity prices generated an increase in projected future cash inflow from proved reserves of $3.3 billion and an increase in future pre-tax net cash flow of $2.2 billion from December 31, 2017 to December 31, 2018.  During the same period, our PV-10 from proved reserves increased by $1.4 billion.  During the year ended December 31, 2018, we incurred capital expenditures of approximately $720.3 million related to the acquisition and development of proved reserves.

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

During the year ended December 31, 2016, the combined effect of our drilling, acquisition, and participation activities, partially offset by declining commodity prices generated an increase in projected future cash inflow from proved reserves of $470.1 million and an increase in future pre-tax net cash flow of $44.0 million from December 31, 2015 to December 31, 2016.  During the same period, our PV-10 from proved reserves increased by $38.2 million.  During the year ended December 31, 2016, we incurred capital expenditures of approximately $283.3 million related to the acquisition and development of proved reserves.

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

Proved Undeveloped Reserves	Net Reserves (MBOE)
Ending December 31, 2015	48,289
Converted to proved developed	(806)
Extensions	3,110
Acquisitions	50,530
Divestitures	(6,479)
Revisions	(19,155)
Ending December 31, 2016	75,489
Converted to proved developed	(23,781)
Extensions	46,913
Acquisitions	34,867
Divestitures	(235)
Revisions	6,062
Ending December 31, 2017	139,315
Converted to proved developed	(27,627)
Extensions	31,486
Acquisitions	12,207
Divestitures	—
Revisions	22,811
Ending December 31, 2018	178,192

At December 31, 2018, our proved undeveloped reserves were 178,192 MBOE. During 2018, our acquisitions led to an increase of 12,207 MBOE in proved undeveloped reserves.  Offsetting the 27,627 MBOE of prior year proved undeveloped reserves that were converted to proved developed reserves, we added 31,486 MBOE of proved undeveloped reserves, primarily as a result of extending our development plan by a year due to the passage of time. Consistent with prior years, we limited our undeveloped locations related to horizontal wells to be drilled within this three-year horizon.

During the year end December 31, 2018, we converted 27,627 MBOE, or 20%, of our proved undeveloped reserves as of December 31, 2017 into proved developed reserves, requiring $268.8 million of drilling and completion capital expenditures. All proved undeveloped reserves as of December 31, 2018 are expected to be converted to proved producing within three years and within five years of their initial booking. Based on our current drilling plans for the next three years, we expect to allocate all funds to developmental drilling in areas of established production where ongoing and planned midstream infrastructure buildout continues. None of our proved undeveloped reserves as of December 31, 2018 have been in this category for more than five years.

At December 31, 2017, our proved undeveloped reserves were 139,315 MBOE. During 2017, the GCII Acquisition, along with other minor acquisitions, led to an increase of 34,867 MBOE in proved undeveloped reserves.  This increase was partially offset by a decrease of 235 MBOE as a result of divestitures. Offsetting the 23,781 MBOE of prior year proved undeveloped reserves that were converted to proved developed reserves, we added 46,913 MBOE of proved undeveloped reserves, primarily as a result of extending our development plan by a year due to the passage of time and the addition of a third rig for the second and third years of our development plan. Further, due to a better commodity market environment, our increase in expected drilling activity positively affected our proved undeveloped reserves.  During the year end December 31, 2017, we converted 23,781 MBOE, or 32%, of our proved undeveloped reserves as of December 31, 2016 into proved developed reserves, requiring $185.2 million of drilling and completion capital expenditures.

At December 31, 2016, our proved undeveloped reserves were 75,489 MBOE. During 2016, the Company's acquisition of approximately 33,100 net acres in the Greeley-Crescent development area in Weld County, Colorado ("GC Acquisition"), along with other minor acquisitions, led to an increase of 50,530 MBOE in proved undeveloped reserves.  These acquisitions allowed for the creation of spacing units with higher working interests, opportunities to drill longer laterals, and increased focus on our development program in the core Wattenberg area. This increase was partially offset by a decrease of 12,144 MBOE as a result of the GC Acquisition and related changes to our development plan that resulted in the removal of certain legacy PUD locations from the three-year drilling plan. This significant change to our development plan resulted in many of the legacy proved undeveloped locations being removed from the development plan. Consequently, only 806 MBOE, or 2%, of prior year proved undeveloped reserves were converted to proved developed reserves during 2016. We also developed 3,217 MBOE of acquired proved undeveloped reserves during the year, and we drilled 5.4 net exploratory wells. Further, due to a better commodity market environment, our increase in expected drilling activity positively affected our proved undeveloped reserves.  While our 2015 reserves estimate assumed no rig initially then an increase to two rigs during the first year of the then-applicable development plan, our 2016 reserves estimate assumed two rigs working continually throughout the three-year plan period.

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

Exploration for and production of oil and natural gas are affected by the availability of pipe, casing and other tubular goods, and certain other oil field equipment including drilling rigs and tools.  We depend upon independent contractors to furnish rigs, pressure pumping equipment, and tools to drill and complete our wells.  Higher prices for oil and natural gas may result in increased competition among operators for drilling and completion equipment, tubular goods, and drilling and completion crews, which may affect our ability to drill, complete, and work over wells in a timely and cost-effective manner.

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

The market price for oil is significantly affected by policies adopted by the member nations of the Organization of the Petroleum Exporting Countries, or OPEC.  Members of OPEC establish production quotas among themselves for petroleum products from time to time with the intent of influencing the global supply of oil and consequently price levels.  We are unable to predict the effect, if any, that OPEC, its members, or other countries will have on the amount of, or the prices received for, oil and natural gas.

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

General

Our offices are located at 1675 Broadway Suite 2600, Denver, Colorado 80202. Our office telephone number is (720) 616-4300, and our fax number is (720) 616-4301.

Our Greeley, Colorado offices include field offices and an equipment yard.

As of December 31, 2018, we had 147 full-time employees.

Available Information

We make available on our website, www.srcenergy.com, under "Investor Relations, SEC Filings," free of charge, our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and other documents such as proxy statements and registration statements, as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC"). You may also obtain copies of such documents at the SEC's website at www.sec.gov.

Governmental Regulation

Our operations are subject to various federal, state, and local laws and regulations that change from time to time. Many of these regulations are intended to prevent pollution and protect environmental quality, including regulations related to permit requirements for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling, completing and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process, groundwater testing, air emissions, noise, lighting and traffic abatement, and the plugging and reclamation of wells. Other regulations are intended to prevent the waste of oil and natural gas and to protect the rights of owners in a common reservoir. These include regulation of the size of drilling and spacing units or proration units, the number or density of wells that may be drilled in an area, the unitization or pooling of oil and natural gas wells, and regulations that generally prohibit the venting or flaring of natural gas and that impose requirements regarding the ratability or fair apportionment of production from fields and individual wells. In addition, our operations are subject to regulations governing the pipeline gathering and transportation of oil and natural gas as well as various federal, state, and local tax laws and regulations.

Failure to comply with applicable laws and regulations can result in substantial penalties. Our competitors in the oil and gas industry are generally subject to similar regulatory requirements and restrictions. The regulatory burden on the industry increases the cost of doing business and affects profitability. We are unable to predict the future costs or impact of compliance with applicable laws and regulations.

Regulation of production

Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and gas exploration, production, and related operations.  Most states require drilling permits, drilling and operating bonds, the filing of various reports, and the satisfaction of other requirements relating to the exploration and production of oil and natural gas.  Many states also have statutes or regulations addressing conservation matters including provisions governing the size of drilling and spacing units or proration units, the density of wells, and the unitization or pooling of oil and gas properties. The number of drilling locations available to us will depend in part on the spacing of wells in our operating areas. An increase in well density in an area could result in additional locations in that area, but a reduced production performance from the area on a per-well basis. In addition, certain of the horizontal wells we intend to drill may require pooling of our lease interests with the interests of third parties.  Some states like Colorado allow the statutory pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on the voluntary pooling of lands and leases. In areas with voluntary pooling, it may be more difficult to develop a project if the operator owns less than 100% of the leasehold, or one or more of the leases do not provide the necessary pooling authority. Further, the statutes and regulations of some states limit the rate at which oil and natural gas is produced from properties, prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. This may limit the amount of oil and natural gas that we can produce from our wells and may limit the number of wells or locations at which we can drill.

The Colorado Oil and Gas Conservation Commission ("COGCC") is the primary regulator of exploration and production of oil and gas resources in the principal area in which we operate.  The COGCC regulates oil and gas operators through rules, policies, written guidance, orders, permits, and inspections. Among other things, the COGCC enforces specifications regarding drilling, development, production, reclamation, enhanced recovery, safety, aesthetics, noise, waste, flowlines, and wildlife.  In recent years, the COGCC has amended its existing regulatory requirements and adopted new requirements with increased frequency. For example, in January 2016, the COGCC approved new rules that require local government consultation and certain best management practices for large-scale oil and natural gas facilities in certain urban mitigation areas. These rules also require operator registration and/or notifications to local governments with respect to future oil and natural gas drilling and production facility locations. In February 2018, the COGCC comprehensively amended its regulations for oil, gas, and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection, and other matters. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection, and spill reporting. In December 2018, the COGCC approved new rules that require new oil and gas sites to be situated at least 1,000 feet away from school properties such as playgrounds and athletic fields.

Regulation of sales and transportation of natural gas

Historically, transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978, and Federal Energy Regulatory Commission ("FERC") regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all "first sales" of natural gas. As a result, our sales of natural gas may be made at market prices, subject to applicable contract provisions. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters, but we do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers, and marketers with which we compete.

In August 2005, the Energy Policy Act of 2005 (the "2005 EPA") was signed into law. The 2005 EPA directs the FERC and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for "any entity," including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. FERC rules implementing this provision make it unlawful in connection with the purchase or sale of natural gas or transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme, or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. This anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" natural gas sales, purchases, or transportation subject to FERC jurisdiction.

In 2007, the FERC issued a final rule on annual natural gas transaction reporting requirements (as amended by subsequent orders on rehearing, "Order 704"). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, and natural gas marketers, are now required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704.

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

Transportation and safety of natural gas is also subject to other federal and state laws and regulations, including regulation by the U.S. Department of Transportation, through its Pipeline and Hazardous Materials Safety Administration ("PHMSA"), under the Natural Gas Pipeline Safety Act of 1968, as amended, which imposes safety requirements on the design, construction, operation, and maintenance of interstate natural gas transmission facilities, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (the "PIPES Act 2006") and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the "PIPES Act 2011"). The failure to comply with these rules and regulations can result in substantial penalties.

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

Regulation of sales and transportation of oil

Our sales of oil are affected by the availability, terms, and cost of transportation. Interstate transportation of oil by pipeline is regulated by the FERC pursuant to the Interstate Commerce Act ("ICA"), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate transportation of oil, natural gas liquids, and refined products (collectively referred to as "petroleum pipelines") be just and reasonable and non-discriminatory and that such rates and terms and conditions of service are subject to FERC regulation.

Intrastate petroleum pipeline transportation rates and certain terms of service are subject to regulation by state regulatory commissions in some jurisdictions. The basis for intrastate petroleum pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate petroleum pipeline rates, varies from state to state.

Insofar as effective, interstate and intrastate rates and certain terms of service are equally applicable to all comparable shippers, and accordingly, we do not believe that the regulation of petroleum pipeline transportation rates or such terms of service will affect our operations in any way that is materially different than those of our competitors who are similarly situated.

Transportation and safety of petroleum products by pipeline is subject to regulation by PHMSA pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as well as the PIPES Act of 2006 and the PIPES Act of 2011, which govern the design, installation, testing, construction, operation, replacement, and management of liquids pipeline facilities. Petroleum products that are transported by rail may also be subject to additional regulation by PHMSA.

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

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict and joint and several liability on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites.  Persons responsible for the release or threatened release of hazardous substances under CERCLA may be subject to liability for the costs of cleaning up those substances and for damages to natural resources. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.   Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum-related products.  The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance.  Although RCRA classifies certain oil field wastes as non-hazardous "solid wastes," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements. A proposed consent decree filed in December 2016 between the Environmental Protection Agency ("EPA") and certain environmental groups commits the EPA to deciding whether to revise its RCRA Subtitle D criteria regulations and state plan guidelines for the oil and natural gas sector by March 2019.

Certain of our operations are subject to the federal Clean Air Act ("CAA") and similar state and local requirements. The CAA may require certain pollution control requirements with respect to air emissions from our operations. The EPA and states continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air-emission-related issues. Greenhouse gas recordkeeping and reporting requirements under the CAA took effect in 2011 and impose increased administrative and control costs. Federal New Source Performance Standards regarding oil and gas operations ("NSPS OOOO") took effect in 2012, with more subsequent amendments, all of which have likewise added administrative and operational costs. In June 2016, EPA finalized new regulations under the CAA to reduce methane emissions from new and modified sources in the oil and natural gas sector (the "NSPS OOOOa"). These new regulations impose, among other things, new requirements for leak detection and repair, control requirements at oil well completions, and additional control requirements for gathering, boosting, and compressor stations. In September 2018, EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. Concurrent with the proposed methane rules, the EPA also finalized a new rule regarding source determinations and permitting requirements for the onshore oil and gas industry under the CAA. Colorado adopted new regulations to meet the requirements of NSPS OOOO and promulgated significant new rules in February 2014 relating specifically to oil and natural gas operations that are more stringent than NSPS OOOO and directly regulate methane emissions from affected facilities.

In October 2015, the EPA lowered the national ambient air quality standard ("NAAQS") for ozone under the CAA from 75 parts per billion to 70 parts per billion. Any resulting expansion of the ozone nonattainment areas in Colorado could cause oil and natural gas operations in such areas to become subject to more stringent emissions controls, emission offset requirements, and increased permitting delays and costs. In addition, the ozone nonattainment status for the Denver Metro North Front Range Ozone 8-Hour Non-Attainment area was bumped up by the EPA from "marginal" to "moderate" as a result of the area failing to attain the 2008 ozone NAAQS by the applicable attainment date of July 20, 2015. In 2016, the state of Colorado undertook a rulemaking to address the new "moderate" status, culminating in, among others, the incorporation of two existing state-only requirements for oil and natural gas operations into the federally-enforceable State Implementation Plan ("SIP"). During the fall of 2016, EPA also issued final Control Techniques Guidelines ("CTGs") for reducing volatile organic compound emissions from existing oil and natural gas equipment and processes in ozone non-attainment areas, including the Denver Metro North Front Range Ozone 8-hour Non-Attainment area. In 2017, Colorado adopted new and more stringent air quality control requirements. The Denver Metro/North Front Range NAA is at risk of being reclassified again to "serious" if it does not meet the 2008 NAAQS. While the Colorado Department of Public Health and Environment ("CDPHE") may request an exception or other relief from the reclassification, it is possible that the Denver Metro/North Front Range NAA will be reclassified as "serious" by early 2020. A "serious" classification would trigger significant additional obligations for the state under the CAA and could result in new and more stringent air quality control requirements becoming applicable to our operations and significant costs and delays in obtaining necessary permits. This process could result in new or more stringent air quality control requirements applicable to our operations.

The federal Clean Water Act ("CWA") and analogous state laws impose requirements regarding the discharge of pollutants into waters of the U.S. and the state, including spills and leaks of hydrocarbons and produced water. The CWA also requires approval for the construction of facilities in wetlands and other waters of the U.S., and it imposes requirements on storm water run-off. In June 2016, the EPA finalized new CWA pretreatment standards that would prevent onshore unconventional oil and natural gas wells from discharging wastewater pollutants to public treatment facilities. In June 2015, the EPA and the U.S. Army Corps of Engineers adopted a new regulatory definition of "waters of the U.S.," which governs which waters and wetlands are subject to the CWA. In February 2018, the EPA issued a rule that delays the applicability of the new definition of the "waters of the U.S." until 2020. In August 2018, the U.S. District Court for South Carolina found that the EPA and the Corps failed to comply with the Administrative Procedure Act and struck the 2018 rule that attempted to delay the applicability date of the 2015 Clean Water Rule. Other district courts, however, have issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule itself. Taken together, the 2015 Clean Water Rule is currently in effect in 23 states, and temporarily stayed in the remaining states, including Colorado. In those remaining states, the 1986 rule and guidance remain in effect. In December 2018, EPA and the Corps issued a proposed new rule that would differently revise the definition of "waters of the U.S." and essentially replace both the 1986 rule and the 2015 Clean Water Rule. According to the agencies, the proposed new rule is "intended to increase CWA program predictability and consistency by increasing clarity as to the scope of ‘waters of the United States’ federally regulated under the Act." If finalized, this new definition of "waters of the U.S." will likely be challenged and sought to be enjoined in federal court.

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

Federal laws including the CWA require certain owners or operators of facilities that store or otherwise handle oil and produced water to prepare and implement spill prevention, control, countermeasure, and response plans addressing the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") subjects owners and operators of facilities to strict and joint and several liability for all containment and cleanup costs and certain other damages arising from oil spills, including the government’s response costs. Spills subject to the OPA may result in varying civil and criminal penalties and liabilities.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic conditions. Based on these findings, the EPA adopted regulations under the CAA that, among other things, established Prevention of Significant Deterioration ("PSD"), construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already major sources of emissions of regulated pollutants. In a subsequent ruling, the U.S. Supreme Court upheld a portion of EPA’s GHG stationary source program, but invalidated a portion of it. The Court held that stationary sources already subject to the PSD or Title V program for non-GHG criteria pollutants remained subject to GHG best available control technology ("BACT") requirements, but ruled that sources subject to the PSD or Title V program only for GHGs could not be forced to comply with GHG BACT requirements. Upon remand, the D.C. Circuit issued an amended judgment, which, among other things, vacated the PSD and Title V regulations under review in that case to the extent they require a stationary source to obtain a PSD or Title V permit solely because the source emits or has the potential to emit GHGs above the applicable major source thresholds. In October 2016, EPA issued a proposed rule to revise its PSD and Title V regulations applicable to GHGs in accordance with these court rulings, including proposing a de minimis level of GHG emissions below which BACT is not required. Depending on what EPA does in a final rule, it is possible that any regulatory or permitting obligation that limits emissions of GHGs could extend to smaller stationary sources and require us to incur costs to reduce and monitor emissions of GHGs associated with our operations and also adversely affect demand for the oil and natural gas that we produce.

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

The adoption of new laws, regulations, or other requirements limiting or imposing other obligations on GHG emissions from our equipment and operations, and the implementation of requirements that have already been adopted, could require us to incur costs to reduce emissions of GHGs associated with our operations. In March 2017, President Trump signed the Executive Order on Energy Independence which, among other things, called for a review of EPA's August 2015 Clean Power Plan.  The EPA subsequently published a proposed rule to repeal the Clean Power Plan in October 2017. The comment period on the proposed rule closed in April 2018. In August 2018, EPA proposed the Affordable Clean Energy ("ACE") rule, which would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE would replace the Clean Power Plan.

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

Hydraulic Stimulation

We operate primarily in the Wattenberg Field of the D-J Basin where the rock formations are typically tight, and it is a common practice to use hydraulic stimulation to allow for or increase hydrocarbon production.  Hydraulic stimulation involves the process of injecting substances such as water, sand, and additives (some proprietary) under pressure into a targeted subsurface formation to create fractures, thus creating a passageway for the release of oil and gas.  Hydraulic stimulation is a technique that we commonly employ and expect to employ extensively in future wells that we drill and complete.

We outsource all hydraulic stimulation services to service providers with significant experience, and which we deem to be competent and responsible.  Our service providers supply all personnel, equipment, and materials needed to perform each stimulation, including the chemical mixtures that are injected into our wells.  We require our service companies to carry insurance covering various losses and liabilities that could arise in connection with their activities; however, insurance may not be available or adequate to cover losses and liabilities incurred, or may be prohibitively expensive relative to the perceived risk.  In addition to the drilling permit that we are required to obtain and the notice of intent that we provide the appropriate regulatory authorities, our service providers are responsible for obtaining any regulatory permits necessary for them to perform their services in the relevant geographic location.

In recent years, environmental opposition to hydraulic stimulation has increased, and various governmental and regulatory authorities have adopted or are considering new requirements for this process. To the extent that these requirements increase our costs or restrict our development activities, our business and prospects may be adversely affected.

The EPA has asserted that the Safe Drinking Water Act ("SDWA") applies to hydraulic stimulation involving diesel fuel, and in February 2014, it issued final guidance on this subject. The guidance defines the term "diesel fuel," describes the permitting requirements that apply under SDWA for the underground injection of diesel fuel in hydraulic stimulation, and makes recommendations for permit writers. Although the guidance applies only in those states, excluding Colorado, where the EPA directly implements the Underground Injection Control Class II program, it could encourage state regulatory authorities to adopt permitting and other requirements for hydraulic stimulation. In addition, from time to time, Congress has considered legislation that would provide for broader federal regulation of hydraulic stimulation under the SDWA. If such legislation were enacted, operators engaged in hydraulic stimulation could be required to meet additional federal permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and provide additional public disclosure of the chemicals used in the stimulation process.

The EPA has also conducted a nationwide study into the effects of hydraulic stimulation on drinking water. In June 2015, the EPA released a draft study report for peer review and comment. The draft report did not find evidence of widespread systemic impacts to drinking water, but did find a relatively small number of site-specific impacts. The EPA noted that these results could indicate that such effects are rare or that other limiting factors exist. In December 2016, EPA released the final report on impacts from hydraulic stimulation activities on drinking water, concluding that hydraulic stimulation activities can impact drinking water resources under some circumstances and identifying some factors that could influence these impacts.

Federal agencies have also adopted or are considering additional regulation of hydraulic stimulation. In March 2016, the U.S. Occupational Safety and Health Administration ("OSHA") issued a final rule, with effective dates of 2018 and 2021 for the hydraulic stimulation industry, which imposes stricter standards for worker exposure to silica, including worker exposure to sand in hydraulic stimulation. In May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act ("TSCA") to obtain data on chemical substances and mixtures used in hydraulic stimulation. In March 2015, the Bureau of Land Management ("BLM") issued a new rule regulating hydraulic stimulation activities involving federal and tribal lands and minerals, including requirements for chemical disclosure, wellbore integrity and handling of flowback and produced water. The BLM rescinded the rule in December 2017; however, the BLM’s rescission has been challenged by several states in the United States District Court of the District of Northern California.

In November 2016, the BLM finalized rules to further regulate venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. In September 2018, the BLM published a final rule that revises the 2016 rules. The new rule, among other things, rescinds the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detection and repair. The new rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico have filed challenges to the 2018 rule in the United States District Court for the Northern District of California.

In Colorado, the primary regulator is the COGCC, which has adopted regulations regarding chemical disclosure, pressure monitoring, prior agency notice, emission reduction practices, and offset well setbacks with respect to hydraulic stimulation operations. As part of these requirements, operators must report all chemicals used in hydraulically stimulation a well to a publicly searchable registry website developed and maintained by the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission.

Apart from these ongoing federal and state initiatives, local governments are adopting new requirements and restrictions on hydraulic stimulation and other oil and gas operations. Some local governments in Colorado, for instance, have amended their land use regulations to impose new requirements on oil and gas development, while other local governments have entered into memoranda of agreement with oil and gas producers to accomplish the same objective. In addition, during the past few years, five Colorado cities have passed voter initiatives temporarily or permanently prohibiting hydraulic stimulation. Local district courts have struck down the ordinances for certain of those Colorado cities, and these decisions were upheld by the Colorado Supreme Court in May 2016. Nevertheless, there is a continued risk that cities will adopt local ordinances that seek to regulate the time, place, and manner of hydraulic stimulation activities, and oil and gas operations generally, within their respective jurisdictions.

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

The prices we receive for our oil and natural gas significantly affect many aspects of our business, including our revenue, profitability, access to capital, quantity and present value of proved reserves, and future rate of growth. Oil and natural gas are commodities, and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. In 2018, benchmark oil prices ranged from over $70 per Bbl to below $50 per Bbl, and swings from highs of over $100 per Bbl to lows below $30 per Bbl have occurred in recent years. Natural gas prices have also experienced significant declines in some recent periods. Oil and natural gas prices will likely continue to be volatile in the future and will depend on numerous factors beyond our control. These factors include the following:

•	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

•	prevailing prices on local oil and natural gas price indexes in the areas in which we operate;

•	localized supply and demand fundamentals and gathering, processing, and transportation availability;

•	the actions, or inaction, of OPEC, its members and other oil-producing countries;

•	the price and quantity of imports of foreign oil;

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

Lower oil and natural gas prices may also reduce our borrowing ability. Our borrowing capacity is based substantially on the value of our oil and natural gas reserves which are, in turn, impacted by prevailing oil and natural gas prices. Our actual borrowings may not exceed the borrowing base, which is currently $650 million. The next semi-annual redetermination of the borrowing base is scheduled to occur in May 2019. If our borrowing base were to decline significantly, we could have to either raise additional capital or adjust our drilling plan. In addition, if the lenders reduce the borrowing base below the then-outstanding balance, we will be required to repay the difference between the outstanding balance and the reduced borrowing base, and we may not have or be able to obtain the funds necessary to do so.

We have historically relied on the availability of additional capital, including proceeds from the sale of equity, debt, and convertible securities, to execute our business strategy. Future acquisitions may require substantial additional capital, the availability of which will depend in significant part on current and expected commodity prices. If we are unable to raise capital on acceptable terms in the future, we may be unable to pursue future acquisitions.

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

Accordingly, any substantial or extended decline in the prices that we receive for our production would have a material adverse effect on our financial condition, liquidity, ability to meet our financial obligations, and results of operations.

We are dependent on third-party pipeline, trucking, and rail systems to transport our production and gathering and processing systems to prepare our production. These systems have limited capacity, and we are currently experiencing curtailments. Curtailments, disruptions, or lack of availability in these systems interfere with our ability to produce and/or market the oil and natural gas we produce and could materially and adversely affect our cash flow and results of operations.

Market conditions or the unavailability of satisfactory oil and gas transportation and processing arrangements may hinder our access to oil and natural gas markets or delay our production. The marketability of our oil and natural gas production depends in part on the availability, proximity, and capacity of gathering, processing, pipeline, trucking, and rail systems. The amount of oil and natural gas that can be produced and sold is subject to limitation in certain circumstances, such as when pipeline interruptions occur due to scheduled or unscheduled maintenance, accidents, excessive pressure, physical damage to the gathering or transportation system, lack of contracted capacity on such systems, inclement weather, labor or regulatory issues, or other reasons. A portion of our production may be interrupted, or shut in, from time to time as a result of these factors. For example, the gas gathering systems serving the Wattenberg Field have in recent years experienced a shortage of gas processing and high line pressures from time to time, and this has on occasion reduced capacity and caused production to be shut in. Curtailments and disruptions in the systems we use may last from a few days to several months or longer. Any significant curtailment in gathering, processing or pipeline system capacity, significant delay in the construction of necessary facilities, or lack of availability of transport would interfere with our ability to market the oil and natural gas that we produce and could materially and adversely affect our cash flow and results of operations and the expected results of our drilling program.

We may incur substantial costs to comply with the various federal, state, and local laws and regulations that affect our oil and natural gas operations, including as a result of the actions of third parties.

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in "Business and Properties-Governmental Regulation-Environmental Regulations." Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

The environmental laws and regulations to which we are subject may, among other things:

•	require us to apply for and receive a permit before drilling commences or certain associated facilities are developed;

•	restrict the types, quantities, and concentrations of substances that can be released into the environment in connection with drilling, hydraulic stimulation, and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other "waters of the United States," threatened and endangered species habitat, and other protected areas;

•	require remedial measures to mitigate pollution from former operations, such as plugging non-producing wells;

•	require us to add procedures and/or staff in order to comply with applicable laws and regulations; and

•	impose substantial liabilities for pollution resulting from our operations.

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

The environmental laws and regulations to which we are subject change frequently, often to become more burdensome and/or to increase the risk that we will be subject to significant liabilities. New or amended federal, state, or local laws or implementing regulations or orders imposing new environmental obligations on, or otherwise limiting, our operations could make it more difficult and more expensive to complete oil and natural gas wells, increase our costs of compliance and doing business, delay or prevent the development of resources (especially from shale formations that are not commercial without the use of hydraulic stimulation), or alter the demand for and consumption of our products. Any such outcome could have a material and adverse impact on our cash flows and results of operations.

For example, in 2014, 2016, and 2018, opponents of hydraulic stimulation sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. The 2018 proposal, which qualified for the November 2018 ballot but was not approved by voters, would have made the vast majority of the surface area of the state, including substantially all of our planned future drilling locations, ineligible for drilling. Although none of the proposed initiatives were implemented, future initiatives are likely, including in 2020. Similarly, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic stimulation or climate change concerns through further regulation of exploration and development activities. The "Business and Properties-Governmental Regulation-Environmental Matters" section of this report includes a discussion of some recent environmental regulatory changes that have affected us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

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

Our environmental protection, safety, training, maintenance, and similar programs may not be effective in preventing all accidents and hazards associated with our operations. The occurrence of an accident or hazard, such as an equipment failure or loss of well control, could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We do not maintain insurance for all of these risks, nor in amounts that cover all of the losses to which we may be subject, and the insurance that we have may not continue to be available on acceptable terms. Moreover, some risks that we face are not insurable. For example, a leak or other pollution event may occur without our knowledge, making it impossible for us to notify the insurer within the time period required by the policy. Also, we could in some circumstances have liability for actions taken by third parties over which we have no or limited control, including operators of properties in which we have an interest. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition and liquidity. In addition, we incur substantial costs in designing and implementing our environmental protection, safety, training, and maintenance in order to prevent operating hazards from occurring.

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

Reserve engineering is a complex and subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from similar producing wells;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil and natural gas prices;

•	assumptions concerning future operating costs, severance and excise taxes, development costs, and workover and remedial costs; and

•	assumptions concerning future midstream availability.

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

Approximately 58% of our estimated proved reserves at December 31, 2018 are undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our estimates of proved undeveloped reserves reflect our plans to make significant capital expenditures to convert those reserves into proved developed reserves, including approximately $1,273.9 million in estimated capital expenditures during the five years ending December 31, 2023. The estimated development costs may not be accurate, development may not occur as scheduled, and results may not be as estimated. If we choose not to develop proved undeveloped reserves, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, proved undeveloped reserves generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of initial booking, and we may therefore be required to downgrade to probable or possible any proved undeveloped reserves that are not developed or expected to be developed within this five-year time frame.

You should not assume that the standardized measure of discounted cash flows is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the standardized measure of discounted cash flows from proved reserves at December 31, 2018 is based on twelve-month average prices and costs as of the date of the estimate. These prices and costs will change and may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and natural gas purchasers or in governmental regulations or taxation may also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor we use when calculating standardized measure of discounted cash flows for reporting requirements in compliance with accounting requirements is not necessarily the most appropriate discount factor. Each of the foregoing considerations also impacts the PV-10 values of our reserves.

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

Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient quantities to cover drilling, operating, and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing, and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Our estimates of per-well performance may prove to be incorrect if the data we use to generate the estimates is not representative of typical wells in the relevant area, well performance in the area is more variable than we anticipated or for other reasons. There can be no assurance that proved or unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive, or that we will recover all or any portion of our investment in such proved or unproved property or wells.

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

The availability of these sources of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices, our credit ratings, interest rates, market perceptions of us or the oil and gas industry, our market value, and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises, and this would adversely affect our production, cash flows, and capital expenditure plans.

Oil and natural gas prices may be affected by local and regional factors.

The prices to be received for our production will be determined to a significant extent by factors affecting the local and regional supply of and demand for oil and natural gas, including the adequacy of the pipeline and processing infrastructure in the region to process and transport our production and that of other producers. Those factors result in basis differentials between the published indices generally used to establish the price received for regional natural gas production and the actual (frequently lower) price that we receive for our production. Our average differential for the year ended December 31, 2018 was $(7.15) per barrel for oil and $(1.00) per Mcf for natural gas. These differentials are difficult to predict and may widen or narrow in the future based on market forces. The unpredictability of future differentials makes it more difficult for us to effectively hedge our production. Our hedging arrangements are generally based on benchmark prices and therefore do not protect us from adverse changes in the differential applicable to our production.

Lower oil and natural gas prices and other adverse market conditions may cause us to record ceiling test write-downs or other impairments, which could negatively impact our results of operations.

We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "full cost ceiling" which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If, at the end of any fiscal period, we determine that the net capitalized costs of oil and gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. Once incurred, a ceiling test write-down is not reversible at a later date.

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

We may experience further ceiling test write-downs in the future. Any future ceiling test cushion, and the risk we may incur further write-downs or impairments, will be subject to fluctuation as a result of acquisition or divestiture activity. In addition, declining commodity prices or other adverse market conditions could result in reductions in proved reserve estimates that would adversely affect our results of operations.

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

We have entered into agreements that require us to deliver minimum amounts of oil to four counterparties that transport oil via pipelines. Pursuant to these agreements, we must deliver specific amounts, either from our own production or from oil we acquire, over the next three years. Since 2016, we have been obligated to deliver a combined volume of 11,157 Bbls of oil per day to three of these counterparties. We also committed to deliver 2,500 Bbls of oil per day to the fourth counterparty for approximately one and a quarter years beginning in the first quarter of 2019. If we are unable to fulfill all of our contractual obligations from our own production or from oil and natural gas that we acquire from third parties, we may be required to pay penalties or damages pursuant to these agreements.

Furthermore, in collaboration with several other producers and DCP Midstream, we have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin.  The first agreement includes a new 200 MMcf per day processing plant and the expansion of a related gathering system, both of which were completed during the third quarter of 2018. Our share of the commitment requires 46.4 MMcf per day to be delivered for a period of seven years starting in the third quarter of 2018. The second agreement also includes a new 200 MMcf per day processing plant and the expansion of a related gathering system. Both are currently expected to be completed in mid-2019, although the start-up date is undetermined at this time. Our share of the commitment will require 43.8 MMcf per day to be delivered after the plant in-service date for a period of seven years. These contractual obligations can be reduced by the collective volumes delivered to the plants by other producers in the D-J Basin that are in excess of such producers' total commitment. Subject to this potential limitation, we will incur penalties under these agreements if we fail to provide at least the minimum required quantities of natural gas.

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

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

Any failure to meet our debt obligations could harm our business, financial condition, and results of operations.

As of December 31, 2018, the net aggregate amount of our outstanding indebtedness was $695 million. Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate sufficient cash flow from operations in the future. To a significant extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions, and other factors that are beyond our control, including the prices that we receive for our oil and natural gas production.

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

Our credit facility also requires us to satisfy certain financial tests on an ongoing basis. A breach of any of these covenants could result in a default under the agreement. As with a failure to pay interest and principal when due, a default, if not cured or waived, could result in all indebtedness outstanding under the agreement and other debt agreements becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.

In addition, the amount of our interest expense may increase because amounts borrowed under our credit facility bear interest at variable rates; if interest rates increase, this could result in higher interest expense.

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

We frequently own less than 100% of the working interest in the oil and gas leases on which we conduct operations. Financial risks are inherent in any operation where the cost of drilling, equipping, completing, and operating wells is shared by more than one person. We could be held liable for joint activity obligations of other working interest owners, including unpaid costs and liabilities arising from the actions of those working interest owners. Declines in commodity prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established, will not be able to fulfill their joint activity obligations. A partner may be unable or unwilling to pay its share of project costs, and in some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover them from other parties. This could materially adversely affect our financial position.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Substantially all of our accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the energy industry. We sell production to a small number of customers, as is customary in the industry. For the year ended December 31, 2018, we had five major customers, which represented 13%, 13%, 17%, 20%, and 22%, respectively, of our revenue during the period. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil and natural gas hedging arrangements expose us to credit risk in the event of nonperformance by counterparties.

Failure to adequately protect critical data and technology systems could materially affect our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third-party partners. As dependence on digital technologies has increased in our industry, cyber incidents, including deliberate attacks and unintentional events, have also increased. A cyber-attack could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. "Phishing" and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

Our business partners, including vendors, service providers, operating partners, purchasers of our production, and financial institutions, are also dependent on digital technology. A vulnerability in the cybersecurity of one or more of our vendors could facilitate an attack on our systems.

Our technologies, systems and networks, and those of our business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, theft of property or other disruption of our business operations. Although we have not suffered material losses related to cyber-attacks to date, if we were successfully attacked, we could incur substantial remediation and other costs or suffer other negative consequences, such as a loss of competitive information, critical infrastructure, personnel or capabilities essential to our operations. A system failure, data security breach, cyber-attack or similar event could have a material adverse effect on our financial condition, results of operations, or cash flows.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain or dispose of water at a reasonable cost and in compliance with applicable regulations may have a material adverse effect on our financial condition, results of operations, and cash flows.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic stimulation processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic stimulation to protect local water supplies. Colorado has a relatively arid climate and experiences drought conditions from time to time. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. As of December 31, 2018, we operated 406 gross horizontal producing wells, with an additional 50 horizontal wells in progress, and therefore are subject to increased risks associated with horizontal drilling as compared to companies that have greater experience in horizontal drilling activities. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore, and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to hydraulically stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations, and not successfully cleaning out the wellbore after completion of the final hydraulic stimulation stage. Also, we generally use multi-well pads instead of single-well sites. The use of multi-well pad drilling increases some operational risks because problems affecting the pad or a single well could adversely affect production from all of the wells on the pad. Pad drilling can also make our overall production, and therefore our revenue and cash flows, more volatile, because production from multiple wells on a pad will typically commence simultaneously. Ultimately, the success of new drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less successful than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems, unfavorable commodity prices, or other factors, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments, we could incur material write-downs of our oil and gas properties, and the value of our undeveloped acreage could decline.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. Adverse events, including, among others:

•	the identification of and severity of environmental events and governmental and other third-party responses to the events;

•	changes in production volumes, worldwide demand and prices for oil and natural gas;

•	changes in market prices of oil and natural gas;

•	changes in securities analysts’ estimates of our financial performance;

•	fluctuations in stock market prices and volumes, particularly among securities of energy companies;

•	changes in market valuations of similar companies;

•	changes in interest rates;

•	announcements regarding adverse timing or lack of success in discovering, acquiring, developing, and producing oil and natural gas resources;

•	announcements by us or our competitors of significant contracts, new acquisitions, discoveries, commercial relationships, joint ventures, or capital commitments;

•	decreases in the amount of capital available to us;

•	operating results that fall below market expectations or variations in our quarterly operating results;

•	loss of a relationship with a partner;

•	other regulatory developments; or

•	additions or departures of key personnel,

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

As of December 31, 2018, there were 12,849,308 shares reserved for issuance under our equity compensation plans, of which 1,639,918 restricted shares have been granted and are subject to vesting in the future based on the satisfaction of certain criteria established pursuant to the respective awards, 780,028 performance-vested restricted shares have been granted and are subject to future issuance based on the Company's total shareholder return relative to a selected peer group of companies over the performance period, 274,898 performance-vested restricted shares have been granted and are subject to future issuance based on a discretionary assessment by the Compensation Committee, which is anticipated to measure the performance of the Company and the executives over the defined vesting period, and 4,652,634 of which are issuable upon the exercise of outstanding options to purchase common stock. Our outstanding options have a weighted average exercise price of $10.06 per share as of December 31, 2018.

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

Our common stock is listed on the NYSE American under the symbol "SRCI."

As of February 14, 2019, we had 243,256,234 outstanding shares of common stock and 59 shareholders of record.

Since inception, we have not paid any cash dividends on common stock.  Cash dividends are restricted under the terms of our debt agreements, and we presently intend to continue the policy of using retained earnings for expansion of our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)
October 1, 2018 - October 31, 2018 (1)	—	$—	—	—
November 1, 2018 - November 30, 2018 (1)	2,487	$5.88	—	—
December 1, 2018 - December 31, 2018 (1)	—	$—	—	—

(1) Pursuant to statutory minimum withholding requirements, certain of our employees and executives exercised their right to "withhold to cover" as a tax payment method for the vesting and exercise of certain shares. These elections were outside of a publicly announced repurchase plan.

Comparison of Cumulative Return

The performance graph below compares the cumulative total return of our common stock over the 64-month period ended December 31, 2018, with the cumulative total returns for the same period for the Standard and Poor's ("S&P") 500 Index and the companies with a Standard Industrial Code ("SIC") of 1311. The SIC Code 1311 consists of a weighted average composite of publicly traded oil and gas companies. The cumulative total shareholder return assumes that $100 was invested, including reinvestment of dividends, if any, in our common stock on August 31, 2013 and in the S&P 500 Index and all companies with the SIC Code 1311 on the same date. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR** CUMULATIVE TOTAL RETURN*

Among SRC Energy Inc., the S&P 500 Index, and SIC Code 1311

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
8/31/13
8/31/14
8/31/15
12/31/15
12/31/16
12/31/17
12/31/18
SRC Energy Inc
S&P 500
SIC Code 1311

*$100 invested on 8/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

** 64 months due to the Fiscal Year end change at 12/31/15

	As of August 31,			As of December 31,
	2013	2014	2015	2015	2016	2017	2018
SRC Energy Inc.	100.00	143.80	114.74	91.03	95.19	91.13	50.21
S&P 500	100.00	125.25	125.84	131.37	147.09	179.20	171.34
SIC Code 1311	100.00	127.92	71.73	60.12	79.21	86.10	78.43

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented in this item has been derived from our audited consolidated financial statements that are either included in this report or in reports previously filed with the SEC.  The information in this item should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included in this report.

	Year Ended December 31,			Four Months Ended December 31, 2015	Year Ended August 31,
	2018	2017	2016		2015	2014
Results of Operations (in thousands):
Revenues	$645,641	$362,516	$107,149	$34,138	$124,843	$104,219
Net income (loss)	260,022	142,482	(219,189)	(122,932)	18,042	28,853

Net income (loss) per common share:
Basic	$1.07	$0.69	($1.26)	($1.14)	$0.19	$0.38
Diluted	$1.07	$0.69	($1.26)	($1.14)	$0.19	$0.37

Certain Balance Sheet Information (in thousands):
Total Assets	$2,754,714	$2,079,564	$1,024,113	$672,616	$746,449	$448,542
Working (Deficit) Capital	(121,393)	(42,272)	(38,056)	24,992	93,129	(35,338)
Long-term Obligations	734,941	538,359	75,614	78,000	78,000	37,000
Total Liabilities	1,168,422	771,130	183,374	166,106	174,052	167,052
Equity	1,586,292	1,308,434	840,739	506,510	572,397	281,490

Certain Operating Statistics:
Production:
Oil (MBbls)	8,392	5,824	2,257	742	1,970	941
Natural Gas (MMcf)	37,123	24,834	12,086	3,468	7,344	3,747
NGLs (MBbls)	3,869	2,518	—	—	—	—
MBOE	18,448	12,481	4,271	1,320	3,194	1,566
BOED	50,543	34,194	11,670	10,822	8,750	4,290
Average sales price per BOE [1]	$34.50	$28.79	$25.09	$25.86	$39.09	$66.56
LOE per BOE	$2.35	$1.56	$4.67	$4.41	$4.70	$5.10
DD&A2 per BOE	$9.74	$9.00	$10.93	$14.22	$20.62	$21.05
1 Adjusted to include the effect of transportation and gathering expenses
2 Depletion, Depreciation, & Accretion

As of January 1, 2017, our natural gas processing agreements with DCP Midstream have been modified to allow us to take title to the NGLs resulting from the processing of our natural gas. Based on this, we began reporting reserves, sales volumes, prices, and revenues for natural gas and NGLs separately for periods after January 1, 2017. For periods prior to January 1, 2017, we did not separately report reserves, sales volumes, prices, and revenues for NGLs as we did not take title to these NGLs. Instead, the value attributable to these unrecognized NGL volumes was included within natural gas revenues as an increase to the overall price received. This change impacts the comparability of 2018 and 2017 with prior periods.

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

Introduction

On February 25, 2016, the Company's board of directors approved a change in fiscal year end from August 31 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 or August 31 of each year. The following discussion and analysis was prepared to supplement information contained in the accompanying consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of December 31, 2018, and its results of operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.  It should be read in conjunction with the "Selected Financial Data" and the accompanying audited consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K. The unaudited results of operations for the year ended December 31, 2015 were derived from data previously reported in the Company's Transition Report on Form 10-K as filed with the SEC on April 22, 2016.

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  See the "Cautionary Statement Concerning Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.  Forward-looking statements are not guarantees of future performance, and our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in "Risk Factors."  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

As of January 1, 2017, our natural gas processing agreements with DCP Midstream were modified to allow us to take title to the NGLs resulting from the processing of our natural gas. Based on this, we began reporting reserves, sales volumes, prices, and revenues for natural gas and NGLs separately for periods after January 1, 2017. For periods prior to January 1, 2017, we did not separately report reserves, sales volumes, prices, and revenues for NGLs as we did not take title to these NGLs. Instead, the value attributable to these unrecognized NGL volumes was included within natural gas revenues as an increase to the overall price received. This change impacts the comparability of 2018 and 2017 with prior periods.

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

Our oil and natural gas activities are focused in the Wattenberg Field, in Weld County, Colorado, an area that covers the western flank of the D-J Basin. Currently, we are focused on the horizontal development of the Codell formation as well as the three benches of the Niobrara formation, which are all characterized by relatively high liquids content.

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 82% of our proved developed reserves and anticipate operating a majority of our future net drilling locations. Additionally, our current development plan anticipates that all of our future activities will be concentrated in the Wattenberg Field.

Market Conditions

Market prices for our products significantly impact our revenues, net income, and cash flow. The market prices for oil, natural gas, and NGLs are inherently volatile.  To provide historical perspective, the following table presents the average annual NYMEX prices for oil and natural gas for each of the last five fiscal years.

	Year Ended December 31,				Year Ended August 31,
	2018	2017	2016	2015	2015	2014
Average NYMEX prices				(unaudited)
Oil (per Bbl)	$64.94	$50.93	$43.20	$48.73	$60.65	$100.39
Natural gas (per Mcf)	$3.09	$3.00	$2.52	$2.58	$3.12	$4.38

For the periods presented in this report, the following table presents the Reference Price (derived from average NYMEX prices) as well as the differential between the Reference Price and the prices realized by us.

	Year Ended December 31,
	2018	2017	2016
Oil (NYMEX WTI)
Average NYMEX Price	$64.94	$50.93	$43.20
Realized Price *	$57.79	$44.35	$34.43
Differential *	$(7.15)	$(6.58)	$(8.77)

Gas (NYMEX Henry Hub)
Average NYMEX Price	$3.09	$3.00	$2.52
Realized Price *	$2.09	$2.33	$2.44
Differential *	$(1.00)	$(0.67)	$(0.08)

NGL Realized Price	$19.12	$17.10	$—
* Adjusted to include the effect of transportation and gathering expenses.

Market conditions in the Wattenberg Field require us to sell oil and natural gas at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us at the wellhead and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. With regard to the sale of oil, substantially all of the Company's first quarter 2017 oil production was sold to the counterparties of its firm sales commitments. Beginning in the second quarter of 2017 and continuing through the current period, the Company's oil production exceeded its firm sales commitments, and the surplus oil production was sold at a reduced differential as compared to our committed volumes.

Our revenues, results of operations, profitability, future growth, and carrying value of our oil and gas properties depend primarily on the prices that we receive for our oil, natural gas, and NGL production. There has been significant volatility in the price of oil and natural gas since mid-2014.  During the year ended December 31, 2018, the NYMEX-WTI oil price ranged from a high of $77.41 per Bbl on June 27, 2018 to a low of $44.48 per Bbl on December 27, 2018, and the NYMEX-Henry Hub natural gas price ranged from a low of $2.55 per MMBtu on February 12, 2018 to a high of $4.84 per MMBtu on November 14, 2018. As reflected in published data, the price for NYMEX-WTI oil settled at $60.46 per Bbl on Friday, December 29, 2017.  Comparably, the price of oil settled at $45.15 per Bbl on Friday, December 28, 2018, a decline of 25% from December 31, 2017. NYMEX-Henry Hub natural gas traded at $2.95 per Mcf on December 29, 2017, but increased approximately 12% as of December 28, 2018 to $3.30. While we use NYMEX-Henry Hub to calculate our natural gas differentials, our natural gas sales tend to trend more closely with Colorado Interstate Gas – Rocky Mountains as published in Inside FERC’s Gas Market Report, published by Platts ("CIG"). Average CIG prices for the fourth quarter of 2018 increased to $3.06 from $2.42 in the first quarter of 2018, and the basis difference for CIG to NYMEX-Henry Hub remained flat.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the "ceiling test" required under the accounting principles for companies following the "full cost" method of accounting.  At December 31, 2018, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.   However, if pricing conditions decline, we may incur a full cost ceiling impairment related to our oil and gas properties in future quarters.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of December 31, 2018:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
624	601	183	56	807	657

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
406	384	314	59	720	443

In addition to the producing wells summarized in the preceding table, as of December 31, 2018, we were the operator of 50 gross (44 net) wells in progress. As of December 31, 2018, we are participating in 12 gross (1.6 net) non-operated horizontal wells in progress.

As we develop our acreage through horizontal drilling, we have an active program for plugging and reclaiming the vast majority of the operated vertical wellbores. During the year ended December 31, 2018, we reclaimed 203 wells and returned the associated surface acreage to the property owners.

Properties

As of December 31, 2018, our estimated net proved oil and natural gas reserves, as prepared by Ryder Scott, were 88.0 MMBbls of oil and condensate, 771.9 Bcf of natural gas, and 89.1 MMBbls of natural gas liquids. As of December 31, 2018, we had approximately 95,200 gross and 86,200 net acres under lease in the Wattenberg Field. We also have non-core leasehold in other areas of Colorado and southwest Nebraska approximating 181,200 gross and 159,500 net acres, respectively.

Production

For the year ended December 31, 2018, our average net daily production increased to 50,543 BOED as compared to 34,194 BOED for the year ended December 31, 2017. By comparison, our production increased from 11,670 BOED for the year ended December 31, 2016 to 34,194 BOED for the year ended December 31, 2017. As of December 31, 2018, approximately 92% of our daily operated production was from horizontal wells.

Significant Developments

Acquisitions and Trades

In September 2018, the Company completed the second closing contemplated by the purchase and sale agreement relating to our 2017 acquisition of approximately 30,200 net acres in the Greeley-Crescent development area in Weld County, Colorado. At the second closing, we acquired the operated vertical and horizontal wells. The effective date for this second closing was September 1, 2018. The purchase and sale agreement for the GCII Acquisition was signed in November 2017, and the first closing was completed in December 2017.The total purchase price for the second closing was $96.9 million, composed of cash of $64.2 million and assumed liabilities of $32.7 million. The assumed liabilities included $25.8 million for asset retirement obligations.

In August 2018, the Company completed the purchase of leasehold acreage and associated non-operated production for $37.2 million in cash and the assumption of certain liabilities for a total purchase price of $37.5 million. The acreage increased our working interest in existing operations and planned wells.

In September and November 2018, the Company completed two trades with other parties totaling approximately 4,700 net acres. These transactions further enhance the contiguous nature of the Company's acreage position.

Revolving Credit Facility

We continue to maintain a borrowing arrangement with our bank syndicate (sometimes referred to as the "Revolver") to provide us with liquidity that can be used to develop oil and gas properties, acquire new oil and gas properties, and for working capital and other general corporate purposes. As of December 31, 2018, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $500 million, and a borrowing base limitation of $650 million. The borrowing base is subject to adjustments based upon a borrowing base calculation, which is re-determined semi-annually using updated reserve reports. The Revolver is collateralized by certain of our assets, including substantially all of our producing wells and developed oil and gas leases, and bears a variable interest rate on borrowings with the effective rate varying with utilization.

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

During the year ended December 31, 2018, we drilled 117 operated horizontal wells and turned 95 operated horizontal wells to sales. As of December 31, 2018, the Company had 23 gross (22 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the first quarter of 2019. As of December 31, 2018, we are the operator of 50 gross (44 net) horizontal wells in progress. For 2019, we expect to drill 99 gross (90 net) operated horizontal wells and complete approximately 68 gross (62 net) operated horizontal wells with mostly mid-length and long laterals targeting the Codell and Niobrara zones.

For the year ended December 31, 2018, we participated in completion activities on 57 gross (13 net) non-operated horizontal wells. As of December 31, 2018, we are participating in 12 gross (1.6 net) non-operated horizontal wells in progress.

Trends and Outlook

NYMEX-WTI oil traded at $60.46 per Bbl on December 29, 2017, but has since declined approximately 25% as of December 28, 2018 to $45.15. NYMEX-Henry Hub natural gas traded at $2.95 per Mcf on December 29, 2017, but increased approximately 12% as of December 28, 2018 to $3.30. NYMEX-WTI oil prices increased during the first nine months of 2018, but fell significantly during the fourth quarter. If oil prices decrease, this could (i) reduce our cash flow which could, in turn, reduce the funds available for exploring and replacing oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) result in marginally productive oil and natural gas wells being shut-in as non-commercial, and (vi) cause ceiling test impairments.

We continually focus on managing drilling and completion costs through a combination of well design optimization, reductions in the average days to drill, and employment of current technological advancements. This focus on cost management helps support well-level economics under varying oil and natural gas pricing environments.

Midstream companies that operate the natural gas processing facilities and gathering pipelines in the Wattenberg Field continue to make significant capital investments to increase the capacity of their systems. From time to time, our production has been, and may continue to be, adversely impacted by a lack of available processing capacity, which results in high natural gas gathering line pressures and an inability to maintain consistent production flows. As a result of DCP Midstream’s high gathering system operating pressures, a system-wide volume allocation was implemented limiting each producer’s throughput. Our 2018 results were impacted by this processing capacity allocation and the continuation of regionalized high line pressures stemming from a lack of associated field compression. Further exacerbating the midstream constraints were above average temperatures in Colorado in June and continuing into July as well as unplanned shutdowns of natural gas processing facilities. As a result, many of the Company's wells could not be produced consistently, and the Company was unable to turn recently completed wells to sales as desired.

To address the growing volumes of natural gas production in the D-J Basin, DCP Midstream is developing multiple projects including new processing plants, an expansion of its low and high pressure gathering systems, additional compression, and plant bypass infrastructure. Most notably, in collaboration with DCP Midstream, we and several other producers have agreed to support the expansion of natural gas gathering and processing capacity through agreements that impose baseline and incremental volume commitments, which we are currently exceeding.  The initial plans included a new 200 MMcf per day processing plant ("Mewbourn 3"), and the expansion of a related gathering system, which became operational in August 2018. Through the same framework, all of the parties agreed to a development plan to add another 200 MMcf per day plant ("O'Connor 2") as well as an incremental 100 MMcf per day of bypass, that is expected to be in service in the second and third quarters of 2019. In addition, DCP Midstream has announced that they secured the land and permits for the the development of a third facility ("Bighorn"), which could have processing capacity up to 1 Bcf per day, including bypass, which is expected to be placed into service in phases with the initial in-service date in 2020.

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

Oil pipeline takeaway capacity utilization has increased as oil production in the basin continues to grow. Furthermore, the capacity will decrease early in the second quarter of 2019 when a portion of a third-party crude oil pipeline system is converted to NGL service. To address the projected demand for additional capacity, several open seasons have been announced for the expansion of certain interstate pipelines servicing the Wattenberg Field. We continuously strive to reduce the negative differential realized on our oil production depending on transportation commitments, local refinery demand, and our production volumes. Further details regarding posted prices and average realized prices are discussed in "-Market Conditions."

For 2019, we expect to drill 99 gross operated horizontal wells with mostly mid-length and long laterals targeting the Codell and Niobrara zones. We anticipate that total capital expenditures, including operated drilling and completion costs, limited leasehold acquisition costs and selected non-operated drilling and completion costs, will be between $425 million and $450 million and will lead to an increase in production and associated proved developed producing reserves while allowing us to retain significant operational and financial flexibility to reduce or accelerate activity in response to changing economic conditions. Our initial estimates is that full-year 2019 production will average between 59,000 BOED and 62,000 BOED with oil making up 42% - 45% of production.

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

For the year ended December 31, 2018 compared to the year ended December 31, 2017

For the year ended December 31, 2018, we reported net income of $260.0 million compared to net income of $142.5 million during the year ended December 31, 2017. Net income per basic and diluted share was $1.07 for the year ended December 31, 2018 compared to net income per basic and diluted share of $0.69 for the year ended December 31, 2017.

Oil and Natural Gas Production and Revenues - For the year ended December 31, 2018, we recorded total oil, natural gas, and NGL revenues of $645.6 million compared to $362.5 million for the year ended December 31, 2017, an increase of $283.1 million or 78%. The following table summarizes key production and revenue statistics:

	Year Ended December 31,
	2018	2017	Change
Production:
Oil (MBbls)	8,392	5,824	44%
Natural Gas (MMcf)	37,123	24,834	49%
NGLs (MBbls) [1]	3,869	2,518	54%
MBOE	18,448	12,481	48%
BOED	50,543	34,194	48%

Revenues (in thousands):
Oil	$494,052	$261,505	89%
Natural Gas	77,628	57,956	34%
NGLs	73,961	43,055	72%
	$645,641	$362,516	78%
Average sales price:
Oil [1]	$57.79	$44.35	30%
Natural Gas [1]	$2.09	$2.33	(10)%
NGLs	$19.12	$17.10	12%
BOE [1]	$34.50	$28.79	20%
1 Adjusted to include the effect of transportation and gathering expenses.

Net oil, natural gas and NGL production for the year ended December 31, 2018 averaged 50,543 BOED, an increase of 48% over average production of 34,194 BOED in the year ended December 31, 2017. From December 31, 2017 to December 31, 2018, our well count increased by 175 net horizontal wells, growing our reserves and daily production totals. The 48% increase in production and the 20% increase in average sales prices resulted in a significant increase in revenues.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Year Ended December 31,
	2018	2017
Production costs	$42,778	$18,900
Workover	513	596
Total LOE	$43,291	$19,496

Per BOE:
Production costs	$2.32	$1.51
Workover	0.03	0.05
Total LOE	$2.35	$1.56

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and our overall production volumes and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the year ended December 31, 2018, we experienced increased production expense compared to the year ended December 31, 2017 primarily due to an increase in net operated wells. In addition, elevated line pressures temporarily drove operating costs on a unit basis higher in the second and third quarters of 2018 as the Company incurred incremental costs without the typical benefit of flush production from its new wells.

Transportation and gathering - Transportation and gathering was $9.1 million, or $0.50 per BOE, for the year ended December 31, 2018, compared to $3.2 million for the year ended December 31, 2017. In the first half of 2017, a majority of the

Company's production was delivered to the purchaser at the wellhead whereas in 2018 the Company increased the proportion of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. Production taxes were $59.8 million, or $3.24 per BOE, for the year ended December 31, 2018, compared to $36.3 million, or $2.91 per BOE, for the year ended December 31, 2017. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 9.3% and 10.0% for the years ended December 31, 2018 and 2017, respectively.

DD&A - The following table summarizes the components of DD&A:

	Year Ended December 31,
(in thousands)	2018	2017
Depletion of oil and gas properties	$175,441	$109,287
Depreciation and accretion	4,332	3,022
Total DD&A	$179,773	$112,309

DD&A expense per BOE	$9.74	$9.00

For the year ended December 31, 2018, DD&A was $9.74 per BOE compared to $9.00 per BOE for the year ended December 31, 2017. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

Goodwill impairment - During the year ended December 31, 2018, we recorded a non-cash impairment of our goodwill of $40.7 million, reducing the carrying value of goodwill to zero. See further discussion in Note 1 to our consolidated financial statements.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
G&A costs incurred	$51,505	$43,338
Capitalized costs	(12,887)	(10,373)
Total G&A	$38,618	$32,965

Non-Cash G&A	$12,287	$11,225
Cash G&A	26,331	21,740
Total G&A	$38,618	$32,965

Non-Cash G&A per BOE	$0.67	$0.90
Cash G&A per BOE	1.43	1.74
G&A Expense per BOE	$2.10	$2.64

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $38.6 million for the year ended December 31, 2018 were 17% higher than G&A for the year ended December 31, 2017. This increase is primarily due to a 20% increase in employee headcount from 122 at December 31, 2017 to 147 at December 31, 2018. Additionally, G&A for the year ended December 31, 2018 was elevated by expenses incurred in support of Colorado oil and gas legislative activities during the third and fourth quarter of 2018.

Our G&A expense for the year ended December 31, 2018 includes stock-based compensation of $12.3 million compared to $11.2 million for the year ended December 31, 2017.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the year ended December 31, 2017 to the year ended December 31, 2018 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivatives - As more fully described in "-Liquidity and Capital Resources-Oil and Gas Commodity Contracts," we use commodity contracts to help mitigate the risks inherent in the volatility of oil and natural gas prices. For the year ended December 31, 2018, we realized a cash settlement loss of $19.4 million. In 2017, we realized a cash settlement gain of $39.0 thousand, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the year ended December 31, 2018, we recorded an unrealized gain of $42.8 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the year ended December 31, 2017, we reported an unrealized loss of $4.3 million. Unrealized gains and losses are non-cash items.

Income taxes - We reported income tax expense of $38.0 million for the year ended December 31, 2018, calculated at an effective tax rate of 13%. In 2017, we reported income tax benefit of $0.1 million, calculated at an effective tax rate of 0%. As explained in more detail below, during the year ended December 31, 2017, the effective tax rate was substantially reduced by the recognition of a full valuation allowance on the net deferred tax asset. For 2018, the effective tax rate differed from the statutory rate due primarily to the release of valuation allowances previously recorded against deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on the level of losses in the current period and the level of uncertainty with respect to future taxable income over the period in which the deferred tax assets are deductible, a valuation allowance has been provided as of December 31, 2017. However in 2018, we concluded that it was more likely than not that we would be able to realize a benefit from the net operating loss carryforward and have therefore included it in our inventory of deferred tax assets as of December 31, 2018. This conclusion was based upon the Company’s cumulative positive net income for the three-year period ended December 31, 2018.

For the year ended December 31, 2017 compared to the year ended December 31, 2016

For the year ended December 31, 2017, we reported net income of $142.5 million compared to net loss of $219.2 million during the year ended December 31, 2016. Net income per basic and diluted share was $0.69 for the year ended December 31, 2017 compared to net loss per basic and diluted share of $1.26 for the year ended December 31, 2016.

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

Net oil, natural gas, and NGL production for the year ended December 31, 2017 averaged 34,194 BOED, an increase of 193% over average production of 11,670 BOED in the year ended December 31, 2016. From December 31, 2016 to December 31, 2017, our well count increased by 140 net horizontal wells, growing our reserves and daily production totals. Additionally, our conversion to three stream accounting positively impacted reported production in the current period. The 192% increase in production and the 15% increase in average sales prices resulted in a significant increase in revenues.

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

Full cost ceiling impairment - During the year ended December 31, 2017, we had no impairment as compared to an impairment of $215.2 million for the year ended December 31, 2016, representing the amount by which the net capitalized costs of our oil and gas properties exceeded our full cost ceiling. See "-Critical Accounting Policies-Oil and Gas Properties, including Ceiling Test."

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

Commodity derivatives - As more fully described in "-Liquidity and Capital Resources-Oil and Gas Commodity Contracts," we use commodity contracts to help mitigate the risks inherent in the volatility of oil and natural gas prices. For the year ended December 31, 2017, we realized a cash settlement gain of $39.0 thousand, net of previously incurred premiums attributable to the settled commodity contracts. In 2016, we realized a cash settlement gain of $2.4 million.

In addition, for the year ended December 31, 2017, we recorded an unrealized loss of $4.3 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the year ended December 31, 2016, we reported an unrealized loss of $10.1 million. Unrealized losses are non-cash items.

Income taxes - We reported income tax benefit of $0.1 million for the year ended December 31, 2017, calculated at an effective tax rate of 0%. In 2016, we reported income tax expense of $0.1 million, calculated at an effective tax rate of 0%. As explained in more detail below, during the years ended December 31, 2017 and 2016, the effective tax rates were substantially reduced by the recognition of a full valuation allowance on the net deferred tax asset.

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

We believe that our current capital resources, including cash flows from operating activities, cash on hand, and amounts available under our revolving credit facility will be sufficient to fund our planned capital expenditures and operating expenses for the next twelve months. During the year ended December 31, 2018, our drilling and completions expenditures were primarily covered by cash flows from operating activities. To the extent actual operating results differ from our anticipated results, available borrowings under our credit facility are reduced, or we experience other unfavorable events, our liquidity could be adversely impacted.  Our liquidity would also be affected if we increase our capital expenditures or complete one or more additional acquisitions. Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

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

At December 31, 2018, we had cash and cash equivalents of $49.6 million, $550.0 million outstanding on our 2025 Senior Notes, and $195.0 million outstanding under our revolving credit facility. Our sources and (uses) of funds for the years ended December 31, 2018, 2017, and 2016 are summarized below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operations	$521,143	$291,315	$48,688
Capital expenditures	(717,093)	(1,133,879)	(643,266)
Net cash provided by other investing activities	1,627	93,573	25,350
Net cash provided by equity financing activities	3,024	312,308	542,722
Net cash provided by (used in) debt financing activities	192,136	448,621	(3,159)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$837	$11,938	$(29,665)

Net cash provided by operating activities was $521.1 million, $291.3 million, and $48.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in cash from operating activities from the year ended December 31, 2017 to the year ended December 31, 2018 reflects the increase in realized commodity prices and production.

Net cash provided by other investing activities, primarily attributable to proceeds from the sale of oil and gas properties and other, was $1.6 million, $93.6 million, and $25.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Net cash provided by equity financing activities was $3.0 million, $312.3 million, and $542.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net cash provided by (used in) debt financing activities was $192.1 million, $448.6 million, and $(3.2) million for the years ended December 31, 2018, 2017, and 2016, respectively. During the year ended December 31, 2018, we received cash proceeds from borrowing $195 million under the Revolver which were primarily used to fund our drilling and completion activities. During 2017, we issued $550 million aggregate principal amount of 2025 Senior Notes in a private placement to qualified institutional buyers. See " - 2025 Senior Notes." The net proceeds from the sale of the 2025 Senior Notes were $538.1 million after deductions of $11.9 million for expenses and underwriting discounts and commissions. During 2017, we also received cash proceeds of approximately $312.2 million (after deduction of underwriting discounts and expenses payable by the Company) from our public offering of 40,250,000 shares (including the shares sold pursuant to an over-allotment option exercised by the underwriters) at a price to us of $7.76. The proceeds from the private placement and the public offering were used to repay borrowings under the Revolver, fund the GCII Acquisition, and repay the $80 million aggregate principal amount of our previously outstanding 2021 Senior Notes.

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

As a result of the regular semi-annual redetermination of our borrowing base in October 2018, the borrowing base was increased from $550 million to $650 million and our aggregate elected commitment was increased from $450 million to $500 million. As of December 31, 2018, there was a principal balance of $195.0 million outstanding and no letters of credit outstanding, leaving $305.0 million available to us for future borrowings. The next semi-annual redetermination is scheduled for May 2019. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid provides for an escalation in applicable margin based on increased utilization of the Revolver.

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

Capital Expenditures

Capital expenditures for drilling and completion activities totaled $583.7 million, $461.8 million, and $130.9 million for the year ended December 31, 2018, 2017, and 2016, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Year Ended December 31,
	2018	2017	2016
Capital expenditures for drilling and completion activities [1]	$583,660	$461,789	$130,936
Acquisitions of oil and gas properties and leasehold [2]	182,691	677,643	517,911
Capitalized interest, capitalized G&A, and other	57,039	26,677	18,744
Accrual basis capital expenditures [3]	$823,390	$1,166,109	$667,591
1 Capital expenditures for drilling and completion activities during the year ended December 31, 2017 exclude $34.9 million of expenditures that were accrued; however, the properties associated with these expenditures were subsequently traded, and no cash was required to be remitted to the operator of the activities.
2 Acquisitions of oil and gas properties and leasehold reflects the full purchase price of our various acquisitions which includes non-cash additions for liabilities assumed in the transaction such as asset retirement obligations.
3 Capital expenditures reported in the consolidated statement of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the capital expenditures.

The majority of capital expenditures during the year ended December 31, 2018 were associated with the costs of drilling and completing wells. During the year ended December 31, 2018, we drilled 117 operated horizontal wells and turned 95 operated horizontal wells to sales. As of December 31, 2018, we are the operator of 50 gross (44 net) horizontal wells in progress. All of the wells in progress at December 31, 2018 are scheduled to commence production before December 31, 2019. The majority of this activity was funded through cash flows from operations.

For the year ended December 31, 2018, we participated in the completion activities on 57 gross (13 net) non-operated horizontal wells. As of December 31, 2018, we are participating in 12 gross (1.6 net) non-operated horizontal wells in progress.

Capital Requirements

Our level of exploration, development, and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows, development results, acquisitions and divestitures, and downstream infrastructure and commitments, among other factors. Our primary need for capital will be to fund our anticipated drilling and completion activities and any other acquisitions that we may complete during 2019.

We anticipate that our 2019 total capital expenditures, including operated drilling and completion costs, limited leasehold acquisition costs and selected non-operated drilling and completion costs, will be between $425 million and $450 million for the year. However, should commodity prices and/or economic conditions change, we can reduce or accelerate our drilling and completion activities, which could have a material impact on our anticipated capital requirements.

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

Oil and Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At December 31, 2018, we had open positions covering 2.2 million barrels of oil and 30,000 MMcf of natural gas. We do not use derivative instruments for speculative purposes.

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

Conversely, a "call" option gives the owner the right, but not the obligation, to purchase the underlying commodity at a specified price (strike price) within a specific time period. Depending on market conditions, strike prices, and the value of the contracts, we may, at times, sell call options in conjunction with the purchase of put options to create "collars." We regularly utilize "no premium" (a.k.a. zero cost) collars constructed by selling call options while simultaneously buying put options, in which the premiums paid for the puts is offset by the premiums received for the calls. Collars are consistent with our derivative strategy inasmuch as they establish a known range of prices to be received for the associated volume equivalents, being bound at the upper end by the call’s strike price (the "ceiling") and at the lower end by the put’s strike price (the "floor").

Additionally, at times, we may enter into swaps. Swaps are derivative contracts which obligate two counterparties to effectively trade the underlying commodity at a set price or price differential over a specified term. Swaps are consistent with our derivative strategy inasmuch as they establish a known future price to be received for the associated equivalent volumes.

During periods of significant price declines, for settled contracts structured as "collars," we will receive settlement payments from the contracts’ counterparties for the difference between the contracted "floor" price and the average posted price for the contract period. For settled "swaps," we will receive the difference between the contracted swap price and the average posted price for the contract period, if lower. For settled "put" contracts, we will receive the difference between the put’s strike price and the average posted price for the contract period. If we decide to liquidate an "in-the-money" position prior to settlement date, we will receive the approximate fair value of the contract at that time. These realized gains increase our cash flows for the period in which they are recognized.

Conversely, during periods of significant price increases, upon settlement we would be obligated to pay the counterparties the difference between the contract’s "ceiling" and/or swap price and the average posted price for the contract period. If liquidated prior to settlement, we would pay the approximate fair market value to close the position at that time. These realized losses decrease our cash flows for the period in which they are recognized. Losses associated with puts that expire out-of-the-money are simply the original premiums paid for the contracts and are recognized upon expiration.

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

During the year ended December 31, 2018, we reported an unrealized commodity gain of $42.8 million.  Unrealized gains and losses are non-cash items.  We also reported a realized loss of $19.4 million, representing the cash settlement of commodity contracts settled during the period.

At December 31, 2018, we estimated that the fair value of our various commodity derivative contracts was a net asset of $34.9 million. See Note 8, Commodity Derivative Instruments, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Rig contracts (1)	$11,102	$—	$—	$—	$11,102
Volume commitments (2) (3)	24,566	31,185	—	—	55,751
Notes payable (4)	34,375	68,750	68,750	618,750	790,625
Revolver (5)	8,190	16,380	16,380	205,238	246,188
Capital leases	183	387	167	—	737
Operating leases	896	1,829	500	—	3,225
Total	$79,312	$118,531	$85,797	$823,988	$1,107,628

[1]
Represents an estimate of the commitment related to the use of two rigs.  Actual amounts will vary as a result of a number of variables, including target formations, measured depth, and other technical details.

[2]
We have entered into agreements that require us to deliver minimum amounts of oil to certain third parties through 2021. Production can be sourced via third party contract, in-kind agreements, or self-sustained production. We will incur a charge of approximately $5.18 per Bbl if a minimum quantity of oil is not delivered to the pipeline-related counterparties. Amounts reflect the estimated deficiency payments under our pipeline-related commitments assuming no deliveries are made. Potential damages and other charges related to nonperformance under these contracts are not included in the amounts above. See further discussion in Note 16 to our consolidated financial statements.

[3]
In collaboration with several other producers and DCP Midstream, we have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin under two agreements.  For the first agreement, our share of the commitment requires 46.4 MMcf per day to be delivered for a period of seven years starting in the third quarter of 2018. For the second agreement, our share of the commitment will require 43.8 MMcf per day to be delivered after the plant in-service date, which is expected to be completed in mid-2019, for a period of seven years. These contractual obligations can be reduced by the collective volumes delivered to the plants by other producers in the D-J Basin that are in excess of such producers' total commitment. While we expect that our development plan will support the utilization of this capacity, we may be required to pay penalties or damages pursuant to this agreement if we are unable to fulfill our contractual obligation from our own production and if the collective volumes delivered by other producers in the D-J Basin are not in excess of the total commitment. At this time, we are unable to reasonably estimate these amounts, and they have therefore not been reflected in the table above. See further discussion in Note 16 to our consolidated financial statements.

[4]	Includes interest payments related to the issuance of the 2025 Senior Notes. See further discussion in Note 7 to our consolidated financial statements.

[5]
Includes estimated interest payments to be incurred on the Revolver assuming no change to the Revolver balance and an average annual interest rate of 4.2%. See further discussion in Note 6 to our consolidated financial statements.

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

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA:
Net income (loss)	$260,022	$142,482	$(219,189)
Depletion, depreciation, and accretion	179,773	112,309	46,678
Full cost ceiling impairment	—	—	215,223
Goodwill impairment	40,711	—	—
Income tax expense (benefit)	37,967	(99)	106
Stock-based compensation expense	12,287	11,225	9,491
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivative contracts	(23,413)	4,226	7,750
Cash settlements on commodity derivative contracts	(19,359)	942	5,374
Interest expense, net of interest income	(99)	11,479	(192)
Adjusted EBITDA	$487,889	$282,564	$65,241

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

The following table provides a reconciliation of the standardized measure to PV-10:

	As of December 31,
	2018	2017	2016
Standardized measure of discounted future net cash flows	$2,675,648	$1,600,675	$434,261
Add: 10 percent annual discount, net of income taxes	1,941,844	1,267,258	427,587
Add: future undiscounted income taxes	759,280	285,349	90,195
Future pre-tax net cash flows	$5,376,772	$3,153,282	$952,043
Less: 10 percent annual discount, pre-tax	(2,215,621)	(1,396,998)	(475,695)
PV-10	$3,161,151	$1,756,284	$476,348

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

Under the successful efforts method, exploration costs, including the cost of exploratory wells that do not increase proved reserves, the cost of geological and geophysical activities, seismic costs, and lease rentals, are charged to expense as incurred. Depletion of oil and gas properties and the evaluation for impairment are generally calculated on a narrowly defined asset basis compared to an aggregated "pool" basis under the full cost method. The conveyance or removal of oil and gas assets generally results in recognition of gain or loss. In comparison, the conveyance or removal of full cost properties does not generally result in the recognition of gain or loss unless non-recognition of such a gain or loss would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves. Under full cost accounting, recognition of gain or loss is only allowable when the transaction would significantly alter the relationship between capitalized costs and proved reserves.

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

During the year ended December 31, 2018, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairments were necessary. A decline in oil and natural gas prices, or an increase in oil and natural gas prices that is insufficient to overcome the impact of price declines in the year-ago periods on the ceiling test calculation, could result in ceiling test impairments in future periods.

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

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 77% of our revenue during year ended December 31, 2018 was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in a $42.0 million change in revenues for the year ended December 31, 2018, a $0.25 per Mcf change in our realized natural gas price would have resulted in a $9.3 million change in our natural gas revenues, and a $5 per barrel change in our realized NGL price would have resulted in a $19.3 million change in our NGL revenues for the year ended December 31, 2018.

During the year ended December 31, 2018, the price of oil, natural gas, and NGLs fluctuated widely relative to the year ended December 31, 2017 due to market uncertainties and a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the U.S. dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes.  As of December 31, 2018, we had open oil and natural gas derivatives in a net asset position with a fair value of $34.9 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $10.7 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $12.0 million.

Interest Rate Risk - At December 31, 2018, we had a balance of $195.0 million outstanding under our revolving credit facility.  Interest on our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the year ended December 31, 2018, we incurred interest at an average annualized rate of 4.2%.  We are exposed to interest rate risk on the credit facility if the variable reference rates increase.  If interest rates increase, our monthly interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1% for the year ended December 31, 2018, our interest payments would have changed by approximately $0.5 million.

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

We believe that our exposure to counterparty risk increased during the year ended December 31, 2018 as the amounts due to us from counterparties has increased.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report on Form 10-K (the "Evaluation Date").  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including Lynn A. Peterson, our Chief Executive Officer, and James P. Henderson, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SRC Energy Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SRC Energy Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.

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

February 20, 2019

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information responsive to Items 401, 405, 406, and 407 of Regulation S-K to be included in our definitive Proxy Statement for our Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2018, pursuant to Regulation 14A under the Exchange Act (the "2019 Proxy Statement"), is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information responsive to Items 9(e) of Schedule 14A to be included in our 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

See page F-1 for a description of the financial statements filed with this report.

Exhibits

Exhibit Number	Exhibit
3.1
Third Amended and Restated Articles of Incorporation of SRC Energy, Inc. (the "Company") effective as of May 21, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 23, 2018

3.2	Amended and Restated Bylaws of the Company, effective as of August 18, 2017 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on August 22, 2017)
4.1
Indenture, dated as of November 29, 2017, among the Company and U.S. Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on November 29, 2017)

10.1
Second Amended and Restated Credit Agreement dated as of April 2, 2018, among the Company, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 3, 2018

10.1.1	First Amendment to Second Amended and Restated Credit Agreement dated as of October 30, 2018, among the Company, SunTrust Bank, as administrative agent, and the lenders party thereto *
10.2
Purchase and Sale Agreement dated May 2, 2016 between Noble Energy, Inc., NBL Energy Royalties, Inc., and Noble Energy Wyco, LLC, as Sellers, and the Company, as Buyer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 3, 2016)

10.3
Purchase and Sale Agreement, dated November 7, 2017, by and between the Company and Noble Energy, Inc. and one of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on November 8, 2017)

10.4
Employment Agreement dated as of May 27, 2015 between the Company and Lynn A. Peterson (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of the Company filed on June 2, 2015) +

10.4.1
First Amendment to Employment Agreement dated as of December 22, 2016 between the Company and Lynn A. Peterson (incorporated by reference to Exhibit 10.5.1 to the Annual Report on Form 10-K of the Company filed on February 23, 2015) +

10.4.2
Second Amendment to Employment Agreement dated as of February 20, 2018 between the Company and Lynn A. Peterson (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on February 23, 2018) +

10.4.3
Third Amendment to Employment Agreement dated as of October 30, 2018 by and between the Company and Lynn A. Peterson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 31, 2018) +

10.5	Form of Severance Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2016) +
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Company filed on October 16, 2015) +
10.7	Amended 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 23, 2018) +
10.7.1	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on August 4, 2016) +
10.7.2	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 4, 2016) +
10.7.3	Form of Goal-Based Performance-Vested Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on October 31, 2018) +
21.1	Subsidiaries of the Company - No significant subsidiaries
23.1	Consent of Deloitte & Touche LLP *
23.2	Consent of Ryder Scott Company, L.P. *

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Report of Ryder Scott Company, L.P. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement

SRC ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SRC Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SRC Energy Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 20, 2019

We have served as the Company's auditor since 2016.

SRC ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$49,609	$48,772
Accounts receivable:
Oil, natural gas, and NGL sales	100,973	86,013
Trade	39,415	18,134
Commodity derivative assets	34,906	—
Other current assets	7,537	7,116
Total current assets	232,440	160,035

Property and equipment:
Oil and gas properties, full cost method:
Proved properties, net of accumulated depletion	1,545,445	970,584
Wells in progress	227,262	106,269
Unproved properties and land, not subject to depletion	740,453	793,669
Oil and gas properties, net	2,513,160	1,870,522
Other property and equipment, net	5,540	6,054
Total property and equipment, net	2,518,700	1,876,576
Goodwill	—	40,711
Other assets	3,574	2,242
Total assets	$2,754,714	$2,079,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,010	$74,672
Revenue payable	97,030	64,111
Production taxes payable	95,099	52,413
Asset retirement obligations	11,694	3,246
Commodity derivative liabilities	—	7,865
Total current liabilities	353,833	202,307

Revolving credit facility	195,000	—
Notes payable, net of issuance costs	539,360	538,186
Deferred taxes	37,967	—
Asset retirement obligations	40,052	28,376
Other liabilities	2,210	2,261
Total liabilities	1,168,422	771,130

Commitments and contingencies (See Note 16)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 400,000,000 and 300,000,000 shares authorized: 242,608,284 and 241,365,522 shares issued and outstanding as of December 31, 2018 and 2017, respectively	243	241
Additional paid-in capital	1,492,107	1,474,273
Retained earnings (deficit)	93,942	(166,080)
Total shareholders' equity	1,586,292	1,308,434

Total liabilities and shareholders' equity	$2,754,714	$2,079,564
The accompanying notes are an integral part of these consolidated financial statements

SRC ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Oil, natural gas, and NGL revenues	$645,641	$362,516	$107,149

Expenses:
Lease operating expenses	43,291	19,496	19,949
Transportation and gathering	9,135	3,226	—
Production taxes	59,830	36,266	5,732
Depreciation, depletion, and accretion	179,773	112,309	46,678
Full cost ceiling impairment	—	—	215,223
Goodwill impairment	40,711	—	—
Unused commitment charge	—	669	597
General and administrative	38,618	32,965	30,545
Total expenses	371,358	204,931	318,724

Operating income (loss)	274,283	157,585	(211,575)

Other income (expense):
Commodity derivative gain (loss)	23,413	(4,226)	(7,750)
Interest expense, net of amounts capitalized	—	(11,842)	—
Interest income	99	363	192
Other income	194	503	50
Total other income (expense)	23,706	(15,202)	(7,508)

Income (Loss) before income taxes	297,989	142,383	(219,083)

Income tax expense (benefit)	37,967	(99)	106
Net income (loss)	$260,022	$142,482	$(219,189)

Net income (loss) per common share:
Basic	$1.07	$0.69	$(1.26)
Diluted	$1.07	$0.69	$(1.26)

Weighted-average shares outstanding:
Basic	242,308,893	206,167,506	173,774,035
Diluted	243,021,002	206,743,551	173,774,035

The accompanying notes are an integral part of these consolidated financial statements

SRC ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders' Equity
Balance, December 31, 2015	110,033,601	110	595,671	(89,271)	506,510
Shares issued in equity offerings	90,275,000	90	543,321	—	543,411
Shares issued under stock bonus and equity incentive plans	321,101	1	4,231	—	4,232
Shares issued for exercise of stock options	17,870	—	68	—	68
Stock-based compensation for options	—	—	5,417	—	5,417
Stock-based compensation for performance-vested stock units	—	—	1,047	—	1,047
Payment of tax withholdings using withheld shares	—	—	(757)	—	(757)
Net loss	—	—	—	(219,189)	(219,189)
Balance, December 31, 2016	200,647,572	201	1,148,998	(308,460)	840,739
Shares issued in equity offering	40,250,000	40	312,131	—	312,171
Shares issued under stock bonus and equity incentive plans	280,284	—	4,976	—	4,976
Shares issued for exercise of stock options	187,666	—	740	—	740
Stock-based compensation for options	—	—	5,076	—	5,076
Stock-based compensation for performance-vested stock units	—	—	2,938	—	2,938
Payment of tax withholdings using withheld shares	—	—	(688)	—	(688)
Other activity	—	—	102	(102)	—
Net income	—	—	—	142,482	142,482
Balance, December 31, 2017	241,365,522	241	1,474,273	(166,080)	1,308,434
Shares issued under stock bonus and equity incentive plans	432,700	1	5,972	—	5,973
Shares issued for exercise of stock options	810,062	1	4,301	—	4,302
Stock-based compensation for options	—	—	4,543	—	4,543
Stock-based compensation for performance-vested stock units	—	—	4,212	—	4,212
Payment of tax withholdings using withheld shares	—	—	(1,121)	—	(1,121)
Other activity	—	—	(73)	—	(73)
Net income	—	—	—	260,022	260,022
Balance, December 31, 2018	242,608,284	$243	$1,492,107	$93,942	$1,586,292

The accompanying notes are an integral part of these consolidated financial statements

SRC ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$260,022	$142,482	$(219,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	179,773	112,309	46,678
Full cost ceiling impairment	—	—	215,223
Goodwill impairment	40,711	—	—
Settlements of asset retirement obligations	(6,388)	(4,541)	(228)
Loss on extinguishment of debt	—	11,842	—
Provision for deferred taxes	37,967	—	—
Stock-based compensation expense	12,287	11,225	9,491
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivative contracts	(23,413)	4,226	7,750
Cash settlements on commodity derivative contracts	(19,359)	942	5,374
Changes in operating assets and liabilities	39,543	12,830	(16,411)
Net cash provided by operating activities	521,143	291,315	48,688

Cash flows from investing activities:
Acquisitions of oil and gas properties and leaseholds	(149,658)	(661,468)	(511,173)
Capital expenditures for drilling and completion activities	(516,480)	(450,384)	(119,571)
Other capital expenditures	(47,916)	(17,841)	(7,044)
Acquisition of land and other property and equipment	(3,039)	(4,186)	(5,478)
Proceeds from sales of oil and gas properties and other	1,627	93,573	25,350
Net cash used in investing activities	(715,466)	(1,040,306)	(617,916)

Cash flows from financing activities:
Proceeds from the sale of stock	—	322,000	565,398
Offering costs	(157)	(9,745)	(21,987)
Proceeds from the employee exercise of stock options	4,302	741	68
Payment of employee payroll taxes in connection with shares withheld	(1,121)	(688)	(757)
Proceeds from revolving credit facility	195,000	250,000	55,000
Principal repayments on revolving credit facility	—	(250,000)	(133,000)
Proceeds from issuance of notes payable	—	550,000	80,000
Repayment of notes payable	—	(88,234)	—
Financing fees on issuance of notes payable and amendments to revolving credit facility	(2,588)	(13,145)	(5,159)
Capital lease payments	(276)	—	—
Net cash provided by financing activities	195,160	760,929	539,563

Net increase (decrease) in cash, cash equivalents, and restricted cash	837	11,938	(29,665)

Cash, cash equivalents, and restricted cash at beginning of period	48,772	36,834	66,499

Cash, cash equivalents, and restricted cash at end of period	$49,609	$48,772	$36,834
Supplemental Cash Flow Information (See Note 17)

The accompanying notes are an integral part of these consolidated financial statements

SRC ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016

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

Oil and Gas Properties:    The Company uses the full cost method of accounting for costs related to its oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves (including the costs of unsuccessful efforts) are capitalized into a single full cost pool. These costs include lease acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling, and overhead charges directly related to acquisition, exploration, and development activities. Under the full cost method, no gain or loss is recognized upon the sale or retirement of oil and gas properties unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves.

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

Under the full cost method of accounting, a ceiling test is performed each quarter.  The full cost ceiling test is the impairment test prescribed by SEC regulations.  The ceiling test determines a limit on the net book value of oil and gas properties. The ceiling is calculated as the sum of the present value of estimated future net revenues from proved oil and natural gas reserves, plus the cost of properties not being amortized, plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized, less the income tax effects related to differences between the book and tax basis of the properties.  The present value of estimated future net revenues is computed by applying current prices of oil and natural gas reserves to estimated future production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves; the result is discounted at 10% and assumes continuation of current economic conditions. Future cash outflows associated with settling accrued asset retirement obligations that have been accrued in the balance are excluded from the calculation of the present value of future net revenues. The calculation of income tax effects takes into account the tax basis of oil and gas properties, net operating loss carryforwards, and the impact of statutory depletion. If the capitalized costs of proved and unproved oil and gas properties, net of accumulated depletion and prior impairments, and the related deferred income taxes exceed the ceiling limit, the excess is charged to expense. Once impairment expense is recognized, it cannot be reversed in future periods, even if increasing prices raise the ceiling amount. During the years ended December 31, 2018 and 2017, the Company did not recognize any ceiling test impairments. During the year ended December 31, 2016, the Company recognized ceiling test impairments of $215.2 million.

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

Accounts Payable and Accrued Expenses: Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2018	2017
Trade accounts payable	$2,029	$624
Accrued well costs	130,784	56,348
Accrued G&A	4,913	6,017
Accrued LOE	8,366	5,249
Accrued interest	3,574	3,125
Accrued other	344	3,309
	$150,010	$74,672

Revenue Payable: Revenue payable represents amounts collected from purchasers for oil and natural gas sales which are revenues due to other working or royalty interest owners. Generally, the Company is required to remit amounts due under these liabilities within 30 days of the end of the month in which the related proceeds from the production are received.

Asset Retirement Obligations: The Company’s activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the asset is permanently retired.  Calculation of an asset retirement obligation ("ARO") requires estimates about several future events, including the life of the asset, the costs to retire the asset, and inflation factors.  The ARO is initially estimated based upon discounted cash flows over the life of the asset and is accreted to full value over time using the Company’s credit-adjusted risk-free rate.  Estimates are periodically reviewed and adjusted to reflect changes.

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

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination.  Goodwill is not amortized and is tested for impairment annually or whenever other circumstances or events indicate that the carrying amount of goodwill may not be recoverable. We perform the annual impairment assessment as of October 1.

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

The Company performed its annual goodwill impairment test as of October 1, 2018 and determined that no impairment had occurred. However, as a result of a sustained decrease in the price of our common stock during the fourth quarter of 2018 caused by a significant decline in oil prices over the same period, the Company performed another goodwill impairment test as of December 31, 2018. The impairment test performed by the Company indicated that the carrying value of its reporting unit exceeded its fair value and that an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. Based on these results, the Company recorded a non-cash impairment charge of $40.7 million, reducing the carrying value of goodwill to zero. The Company utilized a market approach in estimating the fair value of the reporting unit. The primary assumptions used in the Company's impairment evaluations are based on the best available market information at the time and contain considerable management judgments.

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

Major Customers:    The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of its oil, natural gas, and NGL revenue ("major customers") for each of the periods presented are shown in the following table:

	Year Ended December 31,
	2018	2017	2016
Company A	22%	33%	*
Company B	20%	24%	20%
Company C	17%	*	*
Company D	13%	17%	20%
Company E	13%	*	*
Company F	*	*	16%
Company G	*	*	13%
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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table (these companies do not necessarily correspond to those presented above):

	As of December 31,
	2018	2017
Company A	15%	26%
Company B	13%	16%
Company C	12%	23%
Company D	12%	*
Company E	*	11%
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

Stock-Based Compensation:  The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated using the Black-Scholes-Merton option pricing model.  For stock bonus awards and restricted stock units, fair value is the closing stock price for the Company's common stock on the grant date. For performance-vested stock units, fair value is calculated using a Monte Carlo simulation.  Once a grant date has been established, the compensation is recognized over the remaining vesting period of the grant.  See Note 11 for additional information.

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

No significant uncertain tax positions were identified as of any date on or before December 31, 2018.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of December 31, 2018, the Company has not recognized any interest or penalties related to uncertain tax benefits. See Note 14 for further information.

Commodity Derivative Instruments: The Company has entered into commodity derivative instruments, primarily utilizing swaps, puts, or collars to reduce the effect of price changes on a portion of its future oil and natural gas production. The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying consolidated balance sheets as commodity derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity derivative gain (loss) line in the consolidated statement of operations. The Company values its derivative instruments by obtaining independent market quotes as well as using industry standard models that consider various assumptions, including quoted forward prices for commodities, risk-free interest rates, and estimated volatility factors as well as other relevant economic measures. The discount rate used in the fair values of these instruments includes a measure of nonperformance risk by the counterparty or the Company, as appropriate. For additional discussion, refer to Note 8.

Transportation Commitment Charge: The Company has entered into several agreements that require us to deliver minimum amounts of oil to a third-party marketer and/or other counterparties that transport oil via pipelines. See Note 16 for additional information. Pursuant to these agreements, we must deliver specific amounts, either from our own production or from oil that we acquire. If we are unable to fulfill all of our contractual delivery obligations from our own production, we may be required to pay penalties or damages pursuant to these agreements, or we may have to purchase oil from third parties to fulfill our delivery obligations. When we incur penalties of this type, we recognize the expense as a transportation commitment charge in the consolidated statement of operations.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard became effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period. The Company adopted the guidance using the modified retrospective method with the effective date of January 1, 2018. The Company did not record a cumulative-effect adjustment to the opening balance of retained earnings as no adjustment was necessary. The adoption of the Revenue ASUs did not impact net income or cash flows. See Note 15 for the new disclosures required by the Revenue ASUs.

Recently Issued Accounting Pronouncements: We evaluate the pronouncements of various authoritative accounting organizations to determine the impact of new accounting pronouncements on us.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which establishes a comprehensive new lease standard designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities in the balance sheet and disclosing key information about leasing arrangements. For leases with terms of more than 12 months, ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for its right to use the underlying asset and the corresponding lease obligation. Both the lease asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend upon the classification of the lease as either a finance or operating lease. In January 2018, the FASB issued "Update No. 2018-01 Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842", which permits an entity to elect an optional transition practical expedient to not evaluate land easements existing or expiring before the entity’s adoption of ASU 2016-02 and not previously accounted for as leases. Furthermore, in July 2018, the FASB issued "Update No. 2018-11 Leases (Topic 842): Targeted Improvements", which provides for an additional transition method that allows an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings (deficit) in the period of adoption. For example, comparative periods presented in the financial statements will continue to be in accordance with current guidance, Topic 840, Leases. Collectively, ASU 2016-02 and the subsequent updates will be referred to as "ASU 2016-02, as amended". The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. ASU 2016-02, as amended does not apply to leases of mineral rights to explore for or use crude oil and natural gas.

In the normal course of business, we enter into contracts to support our exploration and development operations including contracts for drilling rigs, field services, well equipment, pipeline capacity, office space, and other assets. Although we are continuing to assess the full effect the guidance will have on our existing accounting policies and our consolidated financial statements, we expect that there will be an increase in disclosures and an increase in assets and liabilities in our consolidated balance sheets upon adoption due to the recording of right-of-use assets and corresponding lease liabilities. We are reviewing contracts, have contracted for lease accounting software, and are researching pertinent matters to accommodate adoption of this guidance.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our reported financial position, results of operations, or cash flows.

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of December 31,
	2018	2017
Oil and gas properties, full cost method:
Costs of proved properties:
Producing and non-producing	$2,385,958	$1,629,789
Less, accumulated depletion and full cost ceiling impairments	(840,513)	(659,205)
Subtotal, proved properties, net	1,545,445	970,584

Costs of wells in progress	227,262	106,269

Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	731,058	786,469
Land	9,395	7,200
Subtotal, unproved properties and land	740,453	793,669

Costs of other property and equipment:
Other property and equipment	9,642	8,134
Less, accumulated depreciation	(4,102)	(2,080)
Subtotal, other property and equipment, net	5,540	6,054

Total property and equipment, net	$2,518,700	$1,876,576

The Company periodically reviews its oil and gas properties to determine if the carrying value of such assets exceeds estimated fair value. For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At December 31, 2018 and 2017, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary. During the year ended December 31, 2016, the Company's ceiling tests resulted in total impairments of $215.2 million.

The costs of unproved properties are withheld from the depletion base until such time as the properties are either developed or abandoned. Unproved properties are reviewed on an annual basis, or more frequently if necessary, for impairment and, if impaired, are reclassified to proved properties and included in the depletion base. During the year ended December 31, 2017, this review indicated that the carrying values had not been impaired. Therefore, no impairment was necessary as December 31, 2017. However, during the years ended December 31, 2018 and December 31, 2016, the Company recorded impairments of $1.2 million and $18.9 million, respectively, to the carrying value of its unproved properties.

Capitalized Overhead: A portion of the Company’s overhead expenditures are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenditures, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Year Ended December 31,
	2018	2017	2016
Capitalized overhead	$12,775	$10,293	$7,074

Costs Incurred:  Costs incurred in oil and gas property acquisition, exploration, and development activities for the periods presented were (in thousands):

	Year Ended December 31,
	2018	2017	2016
Acquisition of property:
Unproved	$46,039	$538,489	$365,548
Proved	136,652	139,154	152,363
Exploration costs	—	—	43,154
Development costs	583,660	460,875	87,782
Other property and equipment and land	3,039	4,397	7,506
Capitalized interest, capitalized G&A, and other	57,039	26,677	18,744
Total costs incurred	$826,429	$1,169,592	$675,097

Capitalized Costs Excluded from Depletion:  The following table summarizes costs related to unproved properties that have been excluded from amounts subject to depletion at December 31, 2018 (in thousands):

	Period Incurred
	Year Ended December 31,			Prior to January 1, 2016	Total as of December 31, 2018
	2018	2017	2016
Unproved leasehold acquisition costs	$78,743	$460,627	$175,666	$16,022	$731,058
Unproved development costs	50,083	—	—	—	50,083
Total unevaluated costs	$128,826	$460,627	$175,666	$16,022	$781,141

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

Acquisitions

In September 2018, the Company completed the second closing contemplated by the purchase and sale agreement relating to our 2017 acquisition of approximately 30,200 net acres in the Greeley-Crescent development area discussed below. At the second closing, we acquired the operated vertical and horizontal wells. The effective date for this second closing was September 1, 2018.  The purchase and sale agreement for the GCII Acquisition was signed in November 2017, and the first closing was completed in December 2017. The total purchase price for the second closing was $96.9 million, composed of cash of $64.2 million and assumed liabilities of $32.7 million. The assumed liabilities included $25.8 million for asset retirement obligations. The entire purchase price has been allocated to proved oil and gas properties.

In August 2018, the Company completed the purchase of leasehold acreage and associated non-operated production for $37.2 million in cash and the assumption of certain liabilities for a total purchase price of $37.5 million. The acreage increased our working interest in existing operations and planned wells. The purchase price for the acquisition was allocated as $23.9 million to proved oil and gas properties and $13.6 million to unproved oil and gas properties.

In November 2018, the Company entered into an agreement ("GCII Agreement") to purchase a total of approximately 30,200 net acres located in an area known as the Greeley-Crescent development area in Weld County Colorado, primarily south of the city of Greeley ("GCII Acquisition"). In December 2017, the Company closed on the portion of the assets comprising the approximately 30,200 net acres and the associated non-operated production for $576.4 million in cash and the assumption of certain liabilities for a total purchase price of $577.5 million. The purchase price for the first closing was allocated as $60.8 million to proved oil and gas properties and $516.7 million to unproved oil and gas properties. The effective date of this part of the transaction was November 1, 2017. As discussed above, we closed on the second part of this transaction covering the operated properties in September 2018.

In September 2017, we completed the purchase of the operated vertical and horizontal wells in the Greeley-Crescent development area in Weld County, Colorado. This purchase was contemplated in May 2016 when we entered into a purchase and sale agreement pursuant to which we agreed to acquire a total of approximately 72,000 gross (33,100 net) acres in an area referred to as the Greeley-Crescent project in the Wattenberg Field (the "GC Acquisition"). The first closing for this agreement occurred in June 2016. The effective date of this second closing was April 1, 2016 for the horizontal wells acquired and September 1, 2017 for the vertical wells acquired. At the second closing, an escrow balance of $18.2 million was released, and $11.4 million of that amount was returned to the Company. The total purchase price was $30.3 million, composed of cash of $6.3 million and assumed liabilities of $24.0 million. The assumed liabilities included $20.9 million for asset retirement obligations. The entire purchase price has been allocated to proved oil and gas properties.

In August 2017, we acquired approximately 1,000 net acres of developed and undeveloped leasehold and mineral interests, along with the associated production, for a total purchase price of $22.6 million, composed of cash and assumed liabilities. The purchase price for the acquisition has been allocated as $6.7 million to proved oil and gas properties and $15.9 million to unproved oil and gas properties.

In March 2017, we closed an acquisition comprised primarily of developed and undeveloped oil and gas leasehold interests for a total purchase price of $25.1 million, composed of cash and assumed liabilities. The purchase price has been allocated as $15.3 million to proved oil and gas properties, $9.4 million to unproved oil and gas properties, and $0.4 million to other assets and land.

All of these transactions were accounted for as asset acquisitions, which requires the acquired assets and liabilities to be recorded at cost on the acquisition date.

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

4.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depletion of oil and gas properties	$175,441	$109,287	$45,193
Depreciation and accretion	4,332	3,022	1,485
Total DD&A Expense	$179,773	$112,309	$46,678

Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total proved reserves at the beginning of the quarter. For the year ended December 31, 2018, production of 18,448 MBOE represented 5.7% of estimated total proved reverses. For the year ended December 31, 2017, production of 12,481 MBOE represented 5.2% of estimated total proved reserves. For the year ended December 31, 2016, production of 4,271 MBOE represented 4.4% of estimated total proved reserves. DD&A expense was $9.74 per BOE, $9.00 per BOE, and $10.93 per BOE for the years ended December 31, 2018, 2017, and 2016, respectively.

5.	Asset Retirement Obligations

Upon completion or acquisition of a well, the Company recognizes obligations for its oil and natural gas operations for anticipated costs to remove and dispose of surface equipment, plug and reclaim the wells, and restore the drilling site to its original use.  The estimated present value of such obligations is determined using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in regulations.  Changes in estimates are reflected in the obligations as they occur.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the capitalized asset retirement cost.  The following table summarizes the changes in asset retirement obligations associated with the Company's oil and gas properties (in thousands):

	Year Ended December 31,
	2018	2017

Beginning asset retirement obligation	$31,622	$16,458
Obligations incurred with development activities	4,174	3,398
Obligations assumed with acquisitions	26,150	24,696
Accretion expense	2,310	1,554
Obligations discharged with asset retirements and divestitures	(12,267)	(14,332)
Revisions in previous estimates	(243)	(152)
Ending asset retirement obligation	$51,746	$31,622
Less, current portion	(11,694)	(3,246)
Non-current portion	$40,052	$28,376

6.	Revolving Credit Facility

On April 2, 2018, the Company entered into a second amended and restated credit agreement (the "Restated Credit Agreement") with certain banks and other lenders. The Restated Credit Agreement provides a revolving credit facility (sometimes referred to as the "Revolver") and a $25 million swingline facility with a maturity date of April 2, 2023. The Revolver is available for working capital for exploration and production operations, acquisitions of oil and gas properties, and general corporate purposes and to support letters of credit. At December 31, 2018, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $500 million, and a borrowing base limitation of $650 million. As of December 31, 2018 and December 31, 2017, the outstanding principal balance was $195.0 million and nil, respectively. At December 31, 2018, the Company had no letters of credit issued.

Interest under the Revolver accrues monthly at a variable rate.  For each borrowing, the Company designates its choice of reference rates, which can be either the Prime Rate plus a margin or LIBOR plus a margin. The interest rate margin, as well as other bank fees, varies with utilization of the Revolver. The average annual interest rate for borrowings during the year ended December 31, 2018 and 2017 was 4.2% and 3.4%, respectively.

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

Furthermore, the Restated Credit Agreement requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the last day of any fiscal quarter or (b) permit its ratio of current assets to current liabilities, each as defined in the agreement, to be less than 1.0 to 1.0 as of the last day of any fiscal quarter. As of December 31, 2018, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

7.	Notes Payable

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes (the "2025 Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25% and began accruing on November 29, 2017. Interest is payable on June 1 and December 1 of each year, beginning on June 1, 2018. The 2025 Senior Notes were issued pursuant to an indenture dated as of November 29, 2017 (the "Indenture") and are guaranteed on a senior unsecured basis by the Company’s existing and future subsidiaries that incur or guarantee certain indebtedness, including indebtedness under the Revolver. The net proceeds from the sale of the 2025 Senior Notes were $538.1 million after deductions of $11.9 million for expenses and underwriting discounts and commissions. The associated expenses and underwriting discounts and commissions are amortized using the interest method at an effective interest rate of 6.6%. The net proceeds were used to fund the GCII Acquisition as discussed further in Note 3, to repay our previously outstanding senior notes due 2021, and to pay off the then-outstanding Revolver balance.

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

The Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other restrictions and limitations: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge, or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications. The Indenture provides that, in certain circumstances, the 2025 Senior Notes will be guaranteed by one or more subsidiaries of the Company, in which case such guarantee would be made on a full and unconditional and joint and several senior unsecured basis. As of December 31, 2018, none of the Company's subsidiaries met the criteria outlined within the Indenture to be considered a guarantors of the 2025 Senior Notes.

As of December 31, 2018, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

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

Additionally, at times, we may enter into swaps. Swaps are derivative contracts which obligate two counterparties to effectively trade the underlying commodity at a set price or price differential over a specified term.

The Company may, from time to time, add incremental derivatives to cover additional production, restructure existing derivative contracts, or enter into new transactions to modify the terms of current contracts in order to realize the current value of the Company’s existing positions. The Company does not enter into derivative contracts for speculative purposes.

In conjunction with certain derivative contracts, the Company deferred the payment of certain put premiums. The put premium liabilities become payable monthly as the hedge production month becomes the prompt production month. The Company amortizes the deferred put premium liabilities as they become payable. As of December 31, 2018, the deferred put premium liability was $1.9 million and netted against current commodity derivative assets.

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are currently with six counterparties. Five of the counterparties are lenders in the Revolver. The Company has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

The Company’s commodity derivative contracts as of December 31, 2018 are summarized below:

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted Average Floor Price	Weighted Average Ceiling Price
Crude Oil - NYMEX WTI
Jan 1, 2019 - Dec 31, 2019	Collar	6,000	$55.00	$74.31

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas - NYMEX Henry Hub
Jan 1, 2019 - Mar 31, 2019	Collar	30,000	$3.00	$4.50
Apr 1, 2019 - Dec 31, 2019	Collar	30,000	$3.00	$3.50

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted-Average Fixed Basis Difference
Natural Gas - CIG Rocky Mountain
Jan 1, 2019 - Dec 31, 2019	Swap	30,000	$(0.75)
Jan 1, 2019 - Mar 31, 2019	Swap	30,000	$(0.56)

Settlement Period	Derivative Instrument	Volumes	Weighted-Average Fixed Price
Natural Gas - NYMEX Henry Hub		(MMBtu per day)
Jan 1, 2019 - Mar 31, 2019	Swap	60,000	$4.00
Propane - Mont Belvieu		(Bbls per day)
Jan 1, 2019 - Dec 31, 2019	Swap	2,000	$37.52

Offsetting of Derivative Assets and Liabilities

As of December 31, 2018 and 2017, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected in the accompanying consolidated balance sheets and the potential effect of master netting arrangements on the fair value of the Company’s derivative contracts (in thousands):

		As of December 31, 2018
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$39,485	$(4,579)	$34,906
Commodity derivative contracts	Non-current assets	$—	$—	$—
Commodity derivative contracts	Current liabilities	$4,579	$(4,579)	$—
Commodity derivative contracts	Non-current liabilities	$—	$—	$—

		As of December 31, 2017
Underlying Commodity	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$1,960	$(1,960)	$—
Commodity derivative contracts	Non-current assets	$—	$—	$—
Commodity derivative contracts	Current liabilities	$9,825	$(1,960)	$7,865
Commodity derivative contracts	Non-current liabilities	$—	$—	$—

The amount of gain (loss) recognized in the consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Realized gain (loss) on commodity derivatives	$(19,359)	$39	$2,355
Unrealized gain (loss) on commodity derivatives	42,772	(4,265)	(10,105)
Total gain (loss)	$23,413	$(4,226)	$(7,750)

Realized gains and losses include cash received from the monthly settlement of derivative contracts at their scheduled maturity date net of the previously incurred premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Monthly settlements	$(19,359)	$1,062	$4,396
Previously incurred premiums attributable to settled commodity contracts	—	(1,023)	(2,041)
Total realized gain (loss)	$(19,359)	$39	$2,355

Credit Related Contingent Features

As of December 31, 2018, five of the six counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the credit facility and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties. The agreement with the sixth counterparty, which is not a lender under the credit facility, is unsecured and does not require the posting of collateral.

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

The Company’s non-recurring fair value measurements include goodwill, unproved properties, asset retirement obligations, and purchase price allocations for the fair value of assets and liabilities acquired through business combinations and certain asset acquisitions. Refer to Notes 1, 2, 3, and 5 for further discussion of goodwill, unproved properties, business combinations and asset acquisitions, and asset retirement obligations, respectively.

The Company determines the estimated fair value of its goodwill using a quoted market price for the Company as adjusted for a control premium. As the control premium is an unobservable pricing input, this input is deemed to be a Level 3 input. See Note 1 for additional information.

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

The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and reclamation liabilities using Level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit-adjusted risk-free rate, inflation rate, and estimated dates of retirement. The asset retirement liability is accreted to its present value each period, and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method. See Notes 3 and 5 for additional information.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$34,906	$—	$34,906
Commodity derivative liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$—	$—	$—
Commodity derivative liability	$—	$7,865	$—	$7,865

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At December 31, 2018, derivative instruments utilized by the Company consist of collars and swaps. The oil, natural gas, and propane derivative markets are highly active. Although the Company’s derivative instruments are based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

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

The fair value of the notes payable is estimated to be $462.0 million at December 31, 2018. The Company determined the fair value of its notes payable at December 31, 2018 by using observable market-based information for debt instruments of similar terms and duration. The Company has classified the notes payable as Level 2.

10.	Interest Expense

The components of interest expense are (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revolving credit facility	$2,209	$2,004	$154
Notes payable	34,375	10,036	3,940
Amortization of debt issuance costs and other	3,926	3,084	1,638
Debt extinguishment costs	—	11,842	—
Less: interest capitalized	(40,510)	(15,124)	(5,732)
Interest expense, net	$—	$11,842	$—

11.	Equity and Stock-Based Compensation

Equity

At the 2018 annual meeting of shareholders of the Company held on May 18, 2018, the shareholders approved the Third Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 300,000,000 to 400,000,000.

Stock-Based Compensation

In addition to cash compensation, the Company may compensate employees and directors with equity-based compensation in the form of stock options, performance-vested stock units, restricted stock units, stock bonus shares, and other equity awards. The Company records its equity compensation by pro-rating the estimated grant-date fair value of each grant over the period of time that the recipient is required to provide services to the Company (the "vesting period").  The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company’s common stock.  Indirect valuations are calculated using the Black-Scholes-Merton option pricing model or a Monte Carlo model. For the periods presented, all stock-based compensation was either classified as a component within general and administrative expense in the Company's consolidated statements of operations or, for that portion which is directly attributable to individuals performing acquisition, exploration, and development activities, was capitalized to the full cost pool. As of December 31, 2018, there were 10,500,000 common shares authorized for grant under the 2015 Equity Incentive Plan, of which 4,446,904 shares were available for future grants. The shares available for future grant exclude 1,054,926 shares which have been reserved for future vesting of performance-vested stock units in the event that these awards met the criterion to vest at their maximum multiplier.

The amount of stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$4,543	$5,076	$5,417
Performance-vested stock units	4,212	2,938	1,047
Restricted stock units and stock bonus shares	5,972	4,977	4,232
Total stock-based compensation	14,727	12,991	10,696
Less: stock-based compensation capitalized	(2,440)	(1,766)	(1,205)
Total stock-based compensation expense	$12,287	$11,225	$9,491

Stock options

No stock options were granted during the years ended December 31, 2018 and 2017. During the period presented, the Company granted the following stock options:

Year Ended December 31, 2016

Number of options to purchase common shares	1,067,500
Weighted-average exercise price	$7.19
Term (in years)	10 years
Vesting Period (in years)	3 - 5 years
Fair Value (in thousands)	$3,860

The assumptions used in valuing stock options granted during the period presented were as follows:

Year Ended December 31, 2016

Expected term	6.4 years
Expected volatility	55%
Risk-free rate	1.25 - 2.00%
Expected dividend yield	—%

The following table summarizes activity for stock options for the periods presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2015	5,056,000	$9.71	8.7 years	$4,351
Granted	1,067,500	7.19
Exercised	(20,000)	3.19		117
Expired	—	—
Forfeited	(102,000)	10.40
Outstanding, December 31, 2016	6,001,500	9.27	8.0 years	6,515
Granted	—	—
Exercised	(187,666)	3.95		976
Expired	(41,000)	11.98
Forfeited	(136,000)	10.97
Outstanding, December 31, 2017	5,636,834	9.38	7.0 years	4,806
Granted	—	—
Exercised	(823,883)	5.36		4,611
Expired	(37,400)	11.22
Forfeited	(122,917)	9.93
Outstanding, December 31, 2018	4,652,634	$10.06	6.4 years	$49
Outstanding, Exercisable at December 31, 2018	3,278,330	$10.28	6.2 years	$49

The following table summarizes information about issued and outstanding stock options as of December 31, 2018:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
Under $5.00	35,000	$3.31	3.5 years	35,000	$3.31	3.5 years
$5.00 - $6.99	723,800	6.30	6.5 years	398,600	6.28	5.7 years
$7.00 - $10.99	1,360,334	9.42	6.4 years	897,630	9.50	6.2 years
$11.00 - $13.46	2,533,500	11.57	6.4 years	1,947,100	11.58	6.4 years
Total	4,652,634	$10.06	6.4 years	3,278,330	$10.28	6.2 years

The estimated unrecognized compensation cost from stock options not vested as of December 31, 2018, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation (in thousands)	$4,504
Remaining vesting period	1.7 years

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

The following table summarizes activity for restricted stock units and stock bonus awards for the periods presented:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2015	915,867	$10.63
Granted	464,533	7.66
Vested	(424,483)	9.92
Forfeited	(65,581)	8.99
Not vested, December 31, 2016	890,336	9.55
Granted	681,568	8.29
Vested	(455,772)	9.21
Forfeited	(28,746)	9.74
Not vested, December 31, 2017	1,087,386	8.89
Granted	1,130,388	7.76
Vested	(478,517)	8.96
Forfeited	(99,339)	9.28
Not vested, December 31, 2018	1,639,918	$8.07

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of December 31, 2018, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation (in thousands)	$8,992
Remaining vesting period	2.1 years

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

Goal-Based PSUs - These PSUs are earned and vested after 2020 based on a discretionary assessment by the Compensation Committee. This assessment is anticipated to measure the performance of the Company and the executives over the defined vesting period. As vesting is based on the discretion of the Compensation Committee, we have not yet met the requirements of establishing an accounting grant date for them.  This will occur when the Compensation Committee determines and communicates the vesting percentage to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period.  As of December 31, 2018, 274,898 Goal-Based PSUs remained outstanding.

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

The assumptions used in valuing the TSR PSUs granted were as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted-average expected term	2.8 years	2.9 years	2.7 years
Weighted-average expected volatility	52%	59%	58%
Weighted-average risk-free rate	2.41%	1.34%	0.87%

As of December 31, 2018, unrecognized compensation for TSR PSUs was $4.7 million and will be amortized through 2020. A summary of the status and activity of TSR PSUs is presented in the following table:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2015	—	$—
Granted	490,713	8.10
Vested	—	—
Forfeited	(12,203)	8.22
Not vested, December 31, 2016	478,510	8.09
Granted	473,374	10.79
Vested	—	—
Forfeited	—	—
Not vested, December 31, 2017	951,884	9.44
Granted	321,507	13.11
Vested	(465,188)	8.09
Forfeited	(28,175)	10.15
Not vested, December 31, 2018	780,028	$11.73
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

12.    Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Year Ended December 31,
	2018	2017	2016
Weighted-average shares outstanding - basic	242,308,893	206,167,506	173,774,035
Potentially dilutive common shares from:
Stock options	229,946	417,809	—
TSR PSUs [1]	175,412	—	—
Restricted stock units and stock bonus shares	306,751	158,236	—
Weighted-average shares outstanding - diluted	243,021,002	206,743,551	173,774,035
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

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculation above as such securities had an anti-dilutive effect on earnings per share:

	Year Ended December 31,
	2018	2017	2016
Potentially dilutive common shares from:
Stock options [1]	3,747,634	4,657,834	6,001,500
TSR PSUs [1,2]	314,533	951,884	478,510
Goal-Based PSUs [2,3]	274,898	—	—
Restricted stock units and stock bonus shares [1]	49,907	285,448	890,336
Total	4,386,972	5,895,166	7,370,346
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

The Company sponsors a 401(k) defined contribution plan (the "plan") for eligible employees. Effective January 1, 2017, the Company modified the plan to include a discretionary matching contribution equal to 100% of compensation deferrals not to exceed 6% of eligible compensation. The Company contributed approximately $0.9 million, $0.7 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, to the plan.

14.	Income Taxes

The income tax provision is comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$(99)	$106
State	—	—	—
Total current income tax expense (benefit)	—	(99)	106

Deferred:
Federal	72,898	48,631	(74,099)
State	12,697	4,371	(6,651)
Total deferred income tax (benefit) expense	85,595	53,002	(80,750)

Valuation allowance	(47,628)	(53,002)	80,750
Income tax expense (benefit)	$37,967	$(99)	$106

A reconciliation of expected federal income taxes on income from continuing operations at statutory rates with the expense (benefit) for income taxes is presented in the following table (in thousands):

	Year Ended December 31,
	2018	2017	2016

Federal income tax at statutory rate	$62,578	$48,410	$(74,489)
State income taxes, net of federal tax	12,697	4,371	(6,685)
Statutory depletion	(113)	(159)	(287)
Stock-based compensation	(296)	50	383
Non-deductible compensation	598	—	—
Impact of tax reform, net of valuation allowance	—	(99)
Valuation allowance	(47,628)	(53,002)	80,750
Goodwill impairment	8,549	—	—
Other	1,582	330	434
Income tax expense (benefit)	$37,967	$(99)	$106
Effective rate expressed as a percentage	13%	—%	—%

The change in the Federal tax rate in 2017 was due to the passage of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The passage of this legislation resulted in the change in the U.S. statutory rate from 35% to 21%. Based on the Company's current interpretation and subject to the release of the related regulations and any future interpretive guidance, the Company believes the effects of the change in tax law have been incorporated herein, and no substantial changes were identified compared to December 31, 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits, and other deferred tax assets will be utilized prior to their expiration. As a result, it may be determined that a deferred tax asset valuation allowance should be established or released. Any increases or decreases in a deferred tax asset valuation allowance would impact net income through offsetting changes in income tax expense.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at each of the period ends is presented in the following table (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforward	$111,587	$43,283
Stock-based compensation	6,984	5,237
Basis of oil and gas properties	(150,080)	(5,011)
Statutory depletion	2,434	2,795
Unrealized loss on commodity derivative	(8,607)	1,939
Other	(285)	(615)
	(37,967)	47,628
Valuation allowance on tax assets	—	(47,628)
Deferred tax liability, net	$(37,967)	$—

During the three months ended March 31, 2018, the Company concluded it is more likely than not it will realize the benefits of its net deferred tax assets by the end of 2018 as a result of current year ordinary income. This conclusion was based upon the Company’s cumulative positive net income for the three-year period ended December 31, 2018. In addition to the cumulative positive net income, the temporary deferred tax liabilities exceed the deferred tax assets resulting in the ability to utilize all deferred tax assets to offset future taxable income resulting from the reversal of the deferred tax liabilities.

At December 31, 2018, the Company has U.S. Federal and state net operating loss carryforward of approximately $452.5 million that could be utilized to offset taxable income of future years. These net operating loss carryforwards will expire in various years beginning in 2025 with substantially all of the carryforwards expiring beginning in 2031.

As of December 31, 2018, the Company had no unrecognized tax benefits. The Company believes that there are no new items, nor changes in facts or judgments that should impact the Company’s tax position. Given the substantial NOL carryforwards at both the federal and state levels, it is anticipated that any changes resulting from a tax examination would simply adjust the carryforwards, and would not result in significant interest expense or penalties. The Company's federal and state tax returns filed since December 31, 2015 and December 31, 2014, respectively, remain subject to examination by tax authorities.

15.    Revenue from Contracts with Customers

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

	Year Ended December 31,
Revenues (in thousands):	2018	2017	2016
Oil	$494,052	$261,505	$77,699
Natural Gas and NGLs	151,589	101,011	29,450
	$645,641	$362,516	$107,149

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

•
We deliver oil to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. Under this arrangement, we pay a third party to transport the product and receive a specified index price from the purchaser, net of pricing differentials. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The third-party costs are recorded as transportation and gathering in our consolidated statements of operations.

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

Contract Balances

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not typically give rise to contract assets or liabilities under ASC 606. As of December 31, 2018, we had contract assets recorded within other current assets of $1.4 million representing cash advances to customers which are expected to be realized within a year.

Prior-Period Performance Obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales when that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

16.	Other Commitments and Contingencies

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

Year ending December 31:	Oil (MBbls)
2019	5,090
2020	4,003
2021	1,672
2022	—
2023	—
Thereafter	—
Total	10,765

During the years ended December 31, 2018, 2017, and 2016, the Company incurred transportation deficiency charges of nil, $0.7 million, and $0.6 million, respectively. During 2018, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations, although this cannot be guaranteed.

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

•
The second agreement includes an additional 200 MMcf per day processing plant ("O'Connor 2") as well as an incremental 100 MMcf per day of bypass and the expansion of a related gathering system. Construction of the plant is underway and it is expected to be placed into service in the second quarter of 2019. Our share of the commitment will require an additional 43.8 MMcf per day to be delivered after the plant in-service date for a period of 7 years.

These contractual obligations can be reduced by the collective volumes delivered to the plants by other producers in the D-J Basin that are in excess of such producers' total commitment. If we are unable to fulfill all of our contractual obligations and our obligations are not sufficiently reduced by the collective volumes delivered by other producers, we may be required to pay penalties or damages pursuant to these agreements. During 2018, we were able to meet all of our delivery obligations and we anticipate that our current gross operated production will continue to meet our future delivery obligations. However, this cannot be guaranteed.

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

Rent expense for office leases was $1.0 million, $1.1 million, and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Vehicle Leases

The Company has entered into a leasing arrangement for its vehicles used in our operations. These leases terminate after four years and are classified as capital leases. The assets associated with these capital leases are recorded within "Other property and equipment, net."

A schedule of the minimum lease payments under non-cancellable capital and operating leases as of December 31, 2018 follows (in thousands):

Year ending December 31:	Vehicles Leases	Office Leases
2019	$183	$896
2020	183	916
2021	204	913
2022	167	500
2023	—
Thereafter	—	—
Total minimum lease payments	$737	$3,225
Less: Amount representing estimated executory cost	(60)
Net minimum lease payments	677
Less: Amount representing interest	(96)
Present value of net minimum lease payments *	$581
* Reflected in the balance sheet as current and non-current obligations of $0.1 million and $0.5 million, respectively, within "Accounts payable and accrued expenses" and "Other liabilities," respectively.

17.	Supplemental Schedule of Information to the Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the consolidated financial statements for the periods presented (in thousands):

	Year Ended December 31,
Supplemental cash flow information:	2018	2017	2016
Interest paid	$36,134	$9,235	$3,779
Income taxes paid	$—	$—	$106

Non-cash investing and financing activities:
Accrued well costs as of period end	$130,784	$54,877	$42,779
Asset retirement obligations incurred with development activities	4,174	3,398	773
Asset retirement obligations assumed with acquisitions	26,150	24,696	2,230
Obligations discharged with asset retirements and divestitures	$(12,267)	$(14,332)	$(4,739)

Net changes in operating assets and liabilities:
Accounts receivable	$(29,521)	$(72,518)	$(13,063)
Accounts payable and accrued expenses	697	5,823	2,283
Revenue payable	30,219	47,345	2,254
Production taxes payable	38,489	33,311	(7,095)
Other	(341)	(1,131)	(790)
Changes in operating assets and liabilities	$39,543	$12,830	$(16,411)

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

The following table sets forth information regarding the Company’s net ownership interests in estimated quantities of proved developed and undeveloped oil and natural gas reserve quantities and changes therein for each of the periods presented:

	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	MBOE
Balance, December 31, 2015	26,379	238,670	—	66,157
Revision of previous estimates	(7,788)	(80,549)	—	(21,213)
Purchase of reserves in place	23,141	197,103	—	55,991
Extensions, discoveries, and other additions	1,457	13,018	—	3,627
Sale of reserves in place	(2,900)	(24,235)	—	(6,939)
Production	(2,257)	(12,086)	—	(4,271)
Balance, December 31, 2016	38,032	331,921	—	93,352
Revision of previous estimates	(3,038)	(66,413)	28,689	14,581
Purchase of reserves in place	12,150	117,167	13,424	45,103
Extensions, discoveries, and other additions	28,736	206,644	24,358	87,535
Sale of reserves in place	(660)	(4,592)	—	(1,425)
Production	(5,824)	(24,834)	(2,518)	(12,481)
Balance, December 31, 2017	69,396	559,893	63,953	226,665
Revision of previous estimates	1,718	41,393	5,589	14,205
Purchase of reserves in place	5,398	63,367	6,474	22,433
Extensions, discoveries, and other additions	19,892	144,337	16,946	60,894
Sale of reserves in place	—	—	—	—
Production	(8,392)	(37,123)	(3,869)	(18,448)
Balance, December 31, 2018	88,012	771,867	89,093	305,749

Proved developed and undeveloped reserves:
Developed at December 31, 2016	7,435	62,570	—	17,863
Undeveloped at December 31, 2016	30,597	269,351	—	75,489
Balance, December 31, 2016	38,032	331,921	—	93,352

Developed at December 31, 2017	26,552	219,279	24,251	87,350
Undeveloped at December 31, 2017	42,844	340,614	39,702	139,315
Balance, December 31, 2017	69,396	559,893	63,953	226,665

Developed at December 31, 2018	37,102	324,169	36,427	127,557
Undeveloped at December 31, 2018	50,910	447,698	52,666	178,192
Balance, December 31, 2018	88,012	771,867	89,093	305,749

Notable changes in proved reserves for the year ended December 31, 2018 included:

•
Purchases of reserves in place. For the year ended December 31, 2018, purchases of reserves in place of 22,433 MBOE were attributable to the various acquisitions and swaps executed during the year. See Note 3 for further information.

•
Revision of previous estimates. For the year ended December 31, 2017, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 14,205 MBOE primarily as a result of increasing our density of proved undeveloped reserves.

•
Extensions and discoveries. For the year ended December 31, 2018, total extensions and discoveries of 60,894 MBOE were primarily attributable to extending our development plan by a year due to the passage of time and the drilling and completion of wells not previously proved.

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

Standardized Measure of Discounted Future Net Cash Flows

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

The following table sets forth the Company’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure prescribed by the SEC (in thousands):

	As of December 31,
	2018	2017	2016
Future cash inflow	$8,831,319	$5,493,507	$2,180,673
Future production costs	(2,082,036)	(1,291,369)	(644,093)
Future development costs	(1,372,511)	(1,048,856)	(584,537)
Future income tax expense	(759,280)	(285,349)	(90,195)
Future net cash flows	4,617,492	2,867,933	861,848
10% annual discount for estimated timing of cash flows	(1,941,844)	(1,267,258)	(427,587)
Standardized measure of discounted future net cash flows	$2,675,648	$1,600,675	$434,261

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

The following table presents the prices used to prepare the reserve estimates based upon the unweighted arithmetic average of the first day of the month price for each month within the twelve-month period prior to the end of the respective reporting period presented as adjusted for our differentials:

	Oil (Bbl)	Natural Gas (Mcf)	NGL (Bbl)
December 31, 2018 (Average)	$61.23	$2.07	$20.74
December 31, 2017 (Average)	$46.57	$2.21	$16.06
December 31, 2016 (Average)	$36.07	$2.44	$—

The prices for the December 31, 2018 oil and natural gas reserves are based on the twelve-month arithmetic average for the first of month prices as adjusted for our differentials from January 1, 2018 through December 31, 2018. The December 31, 2018 oil price of $61.23 per barrel (West Texas Intermediate Cushing) was $14.66 higher than the December 31, 2017 oil price of $46.57 per barrel. The December 31, 2018 natural gas price of $2.07 per Mcf (Henry Hub) was $0.14 lower than the December 31, 2017 price of $2.21 per Mcf.

Changes in the Standardized Measure of Discounted Future Net Cash Flows:  The principle sources of change in the standardized measure of discounted future net cash flows are (in thousands):

	Year Ended December 31,
	2018	2017	2016
Standardized measure, beginning of period	$1,600,675	$434,261	$390,953
Sale and transfers, net of production costs	(533,385)	(306,754)	(81,468)
Net changes in prices and production costs	538,404	135,525	(64,387)
Extensions, discoveries, and improved recovery	760,575	811,564	18,795
Changes in estimated future development costs	(23,712)	(25,969)	(6,016)
Previously estimated development costs incurred during the period	248,739	170,296	62,502
Revision of quantity estimates	176,264	165,267	(110,306)
Accretion of discount	175,628	47,635	44,703
Net change in income taxes	(329,894)	(113,523)	5,104
Divestitures of reserves	—	(7,157)	(26,839)
Purchase of reserves in place	176,707	260,999	228,855
Changes in timing and other	(114,353)	28,531	(27,635)
Standardized measure, end of period	$2,675,648	$1,600,675	$434,261

19.	Unaudited Financial Data

The Company’s unaudited quarterly financial information is as follows (in thousands, except share data):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$147,233	$147,087	$160,978	$190,343
Expenses	69,875	79,833	81,051	140,599
Operating income	77,358	67,254	79,927	49,744
Other income (expense)	(5,751)	(14,283)	(8,381)	52,121
Income before income taxes	71,607	52,971	71,546	101,865
Income tax expense	5,811	3,347	8,918	19,891
Net income	$65,796	$49,624	$62,628	$81,974
Net income per common share: (1)
Basic	$0.27	$0.20	$0.26	$0.34
Diluted (2)	$0.27	$0.20	$0.26	$0.34
Weighted-average shares outstanding:
Basic	241,751,915	242,255,724	242,536,781	242,678,465
Diluted	243,166,897	244,464,776	243,560,046	243,032,793

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,790	$75,036	$103,593	$140,097
Expenses	27,536	48,514	57,461	71,420
Operating income	16,254	26,522	46,132	68,677
Other income (expense)	3,626	1,414	(2,284)	(17,958)
Income before income taxes	19,880	27,936	43,848	50,719
Income tax benefit	—	—	—	(99)
Net income	$19,880	$27,936	$43,848	$50,818
Net income per common share: (1)
Basic	$0.10	$0.14	$0.22	$0.23
Diluted (2)	$0.10	$0.14	$0.22	$0.23
Weighted-average shares outstanding:
Basic	200,707,891	200,831,063	200,881,447	222,072,930
Diluted	201,309,251	201,224,172	201,460,915	222,917,611

[1]
The sum of net income per common share for the four quarters may not agree with the annual amount reported because the number used as the denominator for each quarterly computation is based on the weighted-average number of shares outstanding during that quarter whereas the annual computation is based upon an average for the entire year.

[2]	Common share equivalents were excluded from the calculation of net income per share as the inclusion of the common share equivalents was anti-dilutive.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of February 2019.

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

Signature	Title	Date

/s/ Lynn A. Peterson	President, Chief Executive Officer, and Director	February 20, 2019
Lynn A. Peterson	(Principal Executive Officer)

/s/ Jack N. Aydin	Director	February 20, 2019
Jack N. Aydin

/s/ Daniel E. Kelly	Director	February 20, 2019
Daniel E. Kelly

/s/ Paul Korus	Director	February 20, 2019
Paul Korus

/s/ Raymond E. McElhaney	Director	February 20, 2019
Raymond E. McElhaney

/s/ Jennifer S. Zucker	Director	February 20, 2019
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

Hydraulically stimulate or Hydraulic stimulation - also known as hydraulically fracture or hydraulic fracturing, a procedure to stimulate production by forcing a mixture of fluid and proppant into the formation under high pressure. Hydraulic stimulation creates artificial fractures in the reservoir rock to increase permeability, thereby allowing the release of trapped hydrocarbons.

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

Standardized measure of discounted future net cash flows or standardized measure - Future net cash flows discounted at a rate of 10%. Future net cash flows represent the estimated future revenues to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, giving effect to (i) estimated future reclamation costs, net of the estimated salvage value of related equipment and (ii) future income tax expense.

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