Form 10-Q
period 2019-03-31
SRC Energy Inc.
filed 2019-05-01
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 243,392,175 outstanding shares of common stock as of April 29, 2019.

SRC ENERGY INC.

SRC ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share data)

ASSETS	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$56,813	$49,609
Accounts receivable:
Oil, natural gas, and NGL sales	102,096	100,973
Trade	29,775	39,415
Commodity derivative assets	7,081	34,906
Other current assets	8,610	7,537
Total current assets	204,375	232,440

Property and equipment:
Oil and gas properties, full cost method:
Proved properties, net of accumulated depletion	1,663,635	1,545,445
Wells in progress	192,459	227,262
Unproved properties and land, not subject to depletion	722,388	740,453
Oil and gas properties, net	2,578,482	2,513,160
Other property and equipment, net	5,218	5,540
Total property and equipment, net	2,583,700	2,518,700
Other assets	8,588	3,574
Total assets	$2,796,663	$2,754,714

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,981	$150,010
Revenue payable	92,027	97,030
Production taxes payable	102,072	95,099
Asset retirement obligations	13,495	11,694
Total current liabilities	326,575	353,833

Revolving credit facility	195,000	195,000
Notes payable, net of issuance costs	539,666	539,360
Asset retirement obligations	36,093	40,052
Deferred taxes	56,002	37,967
Other liabilities	3,747	2,210
Total liabilities	1,157,083	1,168,422

Commitments and contingencies (See Note 15)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 400,000,000 shares authorized: 243,317,326 and 242,608,284 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	243	243
Additional paid-in capital	1,495,644	1,492,107
Retained earnings	143,693	93,942
Total shareholders' equity	1,639,580	1,586,292

Total liabilities and shareholders' equity	$2,796,663	$2,754,714

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Oil, natural gas, and NGL revenues	$189,455	$147,233

Expenses:
Lease operating expenses	17,360	7,896
Transportation and gathering	4,054	1,855
Production taxes	7,086	13,443
Depreciation, depletion, and accretion	60,918	37,081
General and administrative	9,469	9,600
Total expenses	98,887	69,875

Operating income	90,568	77,358

Other income (expense):
Commodity derivatives loss	(22,913)	(5,781)
Interest expense, net of amounts capitalized	—	—
Interest income	69	9
Other income	61	21
Total other expense	(22,783)	(5,751)

Income before income taxes	67,785	71,607

Income tax expense	18,034	5,811
Net income	$49,751	$65,796

Net income per common share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27

Weighted-average shares outstanding:
Basic	243,290,734	241,751,915
Diluted	244,091,516	243,166,897

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$49,751	$65,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	60,918	37,081
Settlement of asset retirement obligations	(2,066)	(2,461)
Provision for deferred taxes	18,034	5,811
Stock-based compensation expense	3,683	2,796
Mark-to-market of commodity derivative contracts:
Total loss on commodity derivatives contracts	22,913	5,781
Cash settlements on commodity derivative contracts	4,626	(1,555)
Cash premiums paid for commodity derivative contracts	(319)	—
Changes in operating assets and liabilities	3,133	14,432
Net cash provided by operating activities	160,673	127,681

Cash flows from investing activities:
Acquisition of oil and gas properties and leaseholds	2,623	(1,329)
Capital expenditures for drilling and completion activities	(148,904)	(100,347)
Other capital expenditures	(6,245)	(3,640)
Acquisition of land and other property and equipment	(133)	(317)
Proceeds from sales of oil and gas properties and other	124	728
Net cash used in investing activities	(152,535)	(104,905)

Cash flows from financing activities:
Proceeds from the employee exercise of stock options	—	1,063
Payment of employee payroll taxes in connection with shares withheld	(876)	(475)
Fees on debt and equity issuances and revolving credit facility amendments	—	(306)
Capital lease payments	(58)	(87)
Net cash provided by (used in) financing activities	(934)	195

Net increase in cash and cash equivalents	7,204	22,971

Cash and cash equivalents at beginning of period	49,609	48,772

Cash and cash equivalents at end of period	$56,813	$71,743
Supplemental Cash Flow Information (See Note 16)

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in thousands, except share data)

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Deficit	Total Shareholders' Equity
Balance, December 31, 2017	241,365,522	$241	$1,474,273	$(166,080)	$1,308,434
Shares issued under stock bonus and equity incentive plans	268,676	1	(1)	—	—
Shares issued for exercise of stock options	268,303	—	1,064	—	1,064
Stock-based compensation	—	—	3,395	—	3,395
Payment of tax withholdings using withheld shares	—	—	(705)	—	(705)
Other activity	—	—	(73)	—	(73)
Net income	—	—	—	65,796	65,796
Balance, March 31, 2018	241,902,501	$242	$1,477,953	$(100,284)	$1,377,911

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2018	242,608,284	$243	$1,492,107	$93,942	$1,586,292
Shares issued under stock bonus and equity incentive plans	709,042	—	—	—	—
Stock-based compensation	—	—	4,413	—	4,413
Payment of tax withholdings using withheld shares	—	—	(876)	—	(876)
Net income	—	—	—	49,751	49,751
Balance, March 31, 2019	243,317,326	$243	$1,495,644	$143,693	$1,639,580

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

Interim Financial Information:  The unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC as promulgated in Rule 10-01 of Regulation S-X.  The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company's annual consolidated financial statements included within its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 20, 2019.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures included are adequate to make the information presented not misleading and recommends that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

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

Major Customers: The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of our oil, natural gas, and NGL revenues (“major customers”) for each of the periods presented are shown in the following table:

	Three Months Ended March 31,
Major Customers	2019	2018
Company A	28%	31%
Company B	25%	*
Company C	20%	19%
Company D	*	13%
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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table (these companies do not necessarily correspond to those presented above):

	As of	As of
Major Customers	March 31, 2019	December 31, 2018
Company A	24%	15%
Company B	14%	12%
Company C	14%	12%
Company D	11%	13%
Company E	10%	*
* less than 10%

The Company operates exclusively within the United States of America, and except for cash and cash equivalents, all of the Company’s assets are utilized in, and all of our revenues are derived from, the oil and gas industry.

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options (collectively “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets over the lease term. Each lease that is recognized on the balance sheet will be classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and presentation within the statements of cash flows.

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method. The Company elected as part of its adoption to also use the optional transition methodology whereby previously reported periods continue to be reported in accordance with historical accounting guidance for leases that were in effect for those prior periods. Policy elections and practical expedients that the Company has implemented as part of adopting ASC 842 include (a) excluding from the balance sheet leases with terms that are less than or equal to one year, (b) for all existing asset classes that contain both lease and non-lease components, combining these components together and accounting for them as a single lease component, (c) the package of practical expedients, which among other things, allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (d) excluding land easements, which were not accounted for under the previous leasing guidance, that existed or expired before adoption of ASC 842. The scope of ASC 842 does not apply to leases used in the exploration or use of minerals, oil, and natural gas.

The Company's adoption of ASC 842 resulted in an increase in other assets, accounts payable and accrued expenses, and other liabilities line items on the accompanying condensed consolidated balance sheets as a result of the additional ROU assets and related lease liabilities. Upon adoption on January 1, 2019, the Company recognized approximately $2.4 million in ROU assets and $4.3 million in liabilities for its operating leases. There was no cumulative effect to retained earnings upon the adoption of this guidance. See Note 14 for the new disclosures required by ASC 842.

Recently Issued Accounting Pronouncements: There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our reported financial position, results of operations, or cash flows.

Change in estimate: Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the three months ended March 31, 2019, the Company reduced its estimate for 2018 severance taxes. When preparing the 2018 severance tax return, the credit for ad valorem taxes was greater than originally estimated, resulting in a reduction of 2018 severance taxes. Based on this analysis, the Company's prior year accrual was reduced, resulting in an approximate $7.9 million reduction to our production taxes, which increased our operating income for the three months ended March 31, 2019 by a corresponding amount, or $0.03 per basic and diluted common share.

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of	As of
Oil and gas properties, full cost method:	March 31, 2019	December 31, 2018
Costs of proved properties:
Producing and non-producing	$2,565,319	$2,385,958
Less, accumulated depletion and full cost ceiling impairments	(901,684)	(840,513)
Subtotal, proved properties, net	1,663,635	1,545,445

Costs of wells in progress	192,459	227,262

Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	712,993	731,058
Land	9,395	9,395
Subtotal, unproved properties and land	722,388	740,453

Costs of other property and equipment:
Other property and equipment	9,803	9,642
Less, accumulated depreciation	(4,585)	(4,102)
Subtotal, other property and equipment, net	5,218	5,540

Total property and equipment, net	$2,583,700	$2,518,700

The Company periodically reviews its oil and gas properties to determine if the carrying value of such assets exceeds estimated fair value. For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At March 31, 2019 and December 31, 2018, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairments were necessary.

Capitalized Overhead: A portion of the Company’s overhead expenditures are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenditures, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Three Months Ended March 31,
	2019	2018
Capitalized overhead	$3,667	$3,113

3.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Depletion of oil and gas properties	$59,428	$36,102
Depreciation and accretion	1,490	979
Total DD&A Expense	$60,918	$37,081

Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on a depletion rate, which is calculated by comparing production volumes for the quarter to estimated total reserves at the beginning of the quarter.

4.	Asset Retirement Obligations

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

Three Months Ended March 31, 2019
Asset retirement obligations, December 31, 2018	$51,746
Obligations incurred with development activities	747
Accretion expense	904
Obligations discharged with asset retirements and divestitures	(3,809)
Asset retirement obligation, March 31, 2019	$49,588
Less, current portion	(13,495)
Long-term portion	$36,093

5.	Revolving Credit Facility

On April 2, 2018, the Company entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with certain banks and other lenders. The Restated Credit Agreement provides a revolving credit facility (sometimes referred to as the "Revolver") and a $25 million swingline facility with a maturity date of April 2, 2023. The Revolver is available for working capital for exploration and production operations, acquisitions of oil and gas properties, and general corporate purposes and to support letters of credit. At March 31, 2019, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $500 million, and a borrowing base limitation of $650 million. As of March 31, 2019 and December 31, 2018, the outstanding principal balance was $195.0 million. At March 31, 2019 and December 31, 2018, the Company had no letters of credit issued. The average annual interest rate for borrowings during the three months ended March 31, 2019 was 4.5%.

In April 2019, the lenders under the Revolver completed their semi-annual redetermination of our borrowing base. The borrowing base was increased from $650 million to $700 million, and we increased our aggregate elected commitment from $500 million to $550 million.

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

The Restated Credit Agreement contains covenants that, among other things, restrict the payment of dividends, limit our overall commodity derivative positions, and require the Company to maintain compliance with certain financial and liquidity ratio covenants. As of March 31, 2019, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

6.	Notes Payable

2025 Senior Notes

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "2025 Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25%. Interest is payable on June 1 and December 1 of each year. The 2025 Senior Notes were issued pursuant to an indenture dated as of November 29, 2017. The associated expenses and underwriting discounts and commissions are amortized using the effective interest method at an effective interest rate of 6.6%.

The Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other restrictions and limitations: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge, or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications. The indenture governing the 2025 Senior Notes provides that, in certain circumstances, the notes will be guaranteed by one or more subsidiaries of the Company, in which case such guarantee would be made on a full and unconditional and joint and several senior unsecured basis. As of March 31, 2019, none of the Company's subsidiaries met the criteria outlined within the Indenture to be considered a guarantors of the 2025 Senior Notes.

As of March 31, 2019, the most recent compliance date, the Company was in compliance with these covenants and expects to remain in compliance throughout the next 12-month period.

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

The Company’s commodity derivative contracts as of March 31, 2019 are summarized below:

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Crude Oil - NYMEX WTI
Apr 1, 2019 - Dec 31, 2019	Collar	11,000	$55.00	$70.08

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Natural Gas - NYMEX Henry Hub
Apr 1, 2019 - Dec 31, 2019	Collar	30,000	$3.00	$3.50

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Fixed Basis Difference
Natural Gas - CIG Rocky Mountain
Apr 1, 2019 - Dec 31, 2019	Swap	30,000	$(0.75)

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Fixed Price
Propane - Mont Belvieu
Apr 1, 2019 - Dec 31, 2019	Swap	2,000	$37.52

Subsequent to March 31, 2019, the Company added the following positions:

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Crude Oil - NYMEX WTI
May 1, 2019 - Dec 31, 2019	Collar	5,000	$55.00	$71.90

Offsetting of Derivative Assets and Liabilities

As of March 31, 2019 and December 31, 2018, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its condensed consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying condensed consolidated balance sheets of the Company’s derivative contracts (in thousands):

		As of March 31, 2019
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$13,051	$(5,970)	$7,081
Commodity derivative contracts	Noncurrent assets	—	—	—
Commodity derivative contracts	Current liabilities	5,970	(5,970)	—
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

		As of December 31, 2018
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$39,485	$(4,579)	$34,906
Commodity derivative contracts	Noncurrent assets	—	—	—
Commodity derivative contracts	Current liabilities	4,579	(4,579)	—
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

The amount of gain (loss) recognized in the condensed consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Realized gain (loss) on commodity derivatives	$4,913	$(2,072)
Unrealized loss on commodity derivatives	(27,826)	(3,709)
Total loss	$(22,913)	$(5,781)

Realized gains and losses represent the monthly settlement of derivative contracts at their scheduled maturity date, net of the previously incurred premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Monthly settlement	$5,232	$(2,072)
Premiums paid	(319)	—
Total realized gain (loss)	$4,913	$(2,072)

Credit Related Contingent Features

As of March 31, 2019, five of the seven counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the credit facility and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties. The agreement with the sixth and seventh counterparties, which are not lenders under the credit facility, is unsecured and does not require the posting of collateral.

8.	Fair Value Measurements

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

The Company’s non-recurring fair value measurement includes asset retirement obligations. Refer to Note 4 for further discussion of asset retirement obligations.

The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and reclamation liabilities using Level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit-adjusted risk-free rate, inflation rates, and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period, and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method. See Note 4 for additional information.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$7,081	$—	$7,081
Commodity derivative liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$34,906	$—	$34,906
Commodity derivative liability	$—	$—	$—	$—

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At March 31, 2019, derivative instruments utilized by the Company consist of swaps and collars. The oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are valued based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

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

The fair value of the notes payable is estimated to be $491.0 million at March 31, 2019. The Company determined the fair value of its notes payable at March 31, 2019 by using observable market-based information for these debt instruments. The Company has classified the notes payable as Level 1.

9.	Interest Expense

The components of interest expense are (in thousands):

	Three Months Ended March 31,
	2019	2018
Revolving credit facility	$2,173	$—
Notes payable	8,594	8,594
Amortization of issuance costs and other	797	887
Less: interest capitalized	(11,564)	(9,481)
Interest expense, net of amounts capitalized	$—	$—

10.	Stock-Based Compensation

As of March 31, 2019, there were 10,500,000 common shares authorized for grant under the 2015 Equity Incentive Plan, of which 1,097,165 shares were available for future grant. The shares available for future grant exclude 1,973,768 shares which have been reserved for future vesting of performance-vested stock units in the event that these awards meet the criteria to vest at their maximum multiplier.

The amount of stock-based compensation was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$1,027	$1,203
Performance-vested stock units	1,071	856
Restricted stock units and stock bonus shares	2,315	1,336
Total stock-based compensation	$4,413	$3,395
Less: stock-based compensation capitalized	(730)	(599)
Total stock-based compensation expense	$3,683	$2,796

Stock options

No stock options were granted during the three months ended March 31, 2019 or 2018. The following table summarizes activity for stock options for the period presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2018	4,652,634	$10.06	6.4 years	$49
Granted	—	—
Exercised	—	—		—
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2019	4,652,634	$10.06	6.2 years	$63
Outstanding, Exercisable at March 31, 2019	3,414,834	$10.21	6.0 years	$63

The following table summarizes information about issued and outstanding stock options as of March 31, 2019:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
Under $5.00	35,000	$3.31	3.3 years	35,000	$3.31	3.3 years
$5.00 - $6.99	723,800	6.30	6.2 years	428,600	6.26	5.5 years
$7.00 - $10.99	1,360,334	9.42	6.2 years	986,134	9.42	6.0 years
$11.00 - $13.46	2,533,500	11.57	6.2 years	1,965,100	11.58	6.1 years
Total	4,652,634	$10.06	6.2 years	3,414,834	$10.21	6.0 years

The estimated unrecognized compensation cost from stock options not vested as of March 31, 2019, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation (in thousands)	$3,477
Remaining vesting period	1.6 years

Restricted stock units and stock bonus awards

The following table summarizes activity for restricted stock units and stock bonus awards for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2018	1,639,918	$8.07
Granted	1,525,976	4.87
Vested	(499,330)	8.28
Forfeited	(13,921)	6.67
Not vested, March 31, 2019	2,652,643	$6.19

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of March 31, 2019, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation cost (in thousands)	$14,012
Remaining vesting period	2.4 years

Performance-vested stock units

The Company has granted three types of performance-vested stock units ("PSUs") to certain executives under its long-term incentive plan. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The shares issued for PSUs are determined based on the Company’s performance over a three-year measurement period and vest in their entirety at the end of the measurement period. For the years prior to 2019, the PSUs will be settled in shares of the Company’s common stock. For PSUs granted in 2019, if the PSUs vested are in an amount equal to or less than the target amount, they will be settled in shares of the Company's common stock. If the PSUs vested are in an amount greater than the target amount, then at the discretion of of the Board of Directors, the value of the vested amount of PSUs in excess of the value of the PSU target amount may be paid wholly or partially in cash. All PSUs are settled at the end of the three-year performance cycle. Any PSUs that have not vested at the end of the applicable measurement period are forfeited.

Goal-Based PSUs - These PSUs are earned and vested after 2020 based on a discretionary assessment by the Compensation Committee. This assessment is anticipated to measure the performance of the Company and the executives over the defined vesting period. As vesting is based on the discretion of the Compensation Committee, we have not yet met the requirements of establishing an accounting grant date for them.  This will occur when the Compensation Committee determines and communicates the vesting percentage to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period.  As of March 31, 2019, 274,898 Goal-Based PSUs had been awarded to certain executives.

Relative Total Shareholder Return ("Relative TSR") PSUs - The vesting criterion for the Relative TSR PSUs is based on a comparison of the Company’s total shareholder return ("TSR") for the measurement period compared with the TSRs of a group of peer companies for the same measurement period. As the vesting criterion is linked to the Company's share price, it is considered a market condition for purposes of calculating the grant-date fair value of the awards.

Absolute Total Shareholder Return ("Absolute TSR") PSUs - The vesting criterion for the Absolute TSR PSUs is based on a comparison of the Company’s TSR for the measurement period compared to the absolute TSR goals outlined in the award. As the vesting criterion is linked to the Company's share price, it is considered a market condition for purposes of calculating the grant-date fair value of the awards.

The assumptions used in valuing the TSR PSUs granted were as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-average expected term	2.9 years	2.8 years
Weighted-average expected volatility	48%	52%
Weighted-average risk-free rate	2.49%	2.41%

As of March 31, 2019, unrecognized compensation cost for TSR PSUs was $8.9 million and will be amortized through 2021. The following table summarizes activity for TSR PSUs for the three months ended March 31, 2019:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2018	780,028	$11.73
Granted	918,842	5.74
Vested	—	—
Forfeited	—	—
Not vested, March 31, 2019	1,698,870	$8.49
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

11.	Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Three Months Ended March 31,
	2019	2018
Weighted-average shares outstanding — basic	243,290,734	241,751,915
Potentially dilutive common shares from:
Stock options	11,339	347,391
TSR PSUs [1]	615,516	810,128
Restricted stock units and stock bonus shares	173,927	257,463
Weighted-average shares outstanding — diluted	244,091,516	243,166,897
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

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculation above:

	Three Months Ended March 31,
	2019	2018
Potentially dilutive common shares from:
Stock options [1]	4,617,634	4,127,834
TSR PSUs [1,2]	1,233,375	—
Goal-Based PSUs [2,3]	274,898	281,872
Restricted stock units and stock bonus shares [1]	784,662	398,561
Total	6,910,569	4,808,267
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

12.	Income Taxes

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

The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2019 was 27%. For the three months ended March 31, 2018, the effective tax rate was 8%. The effective tax rates for the three months ended March 31, 2019 differed from the statutory rate primarily due to state income taxes, non-deductible expenses, and tax deficiencies recognized with the vesting of stock awards. The 2018 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

As of March 31, 2019, we had no liability for unrecognized tax benefits. The Company believes that there are no new items or changes in facts or judgments that should impact the Company’s tax position. No significant uncertain tax positions were identified as of any date on or before March 31, 2019.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of March 31, 2019, the Company has not recognized any interest or penalties related to uncertain tax benefits.

    Each period, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2019, the Company believes it will be able to generate sufficient future positive income within the carryforward periods and, accordingly, believes that it is more likely than not that its net deferred income tax assets will be fully realized. In addition to the future positive net income, the temporary deferred tax liabilities exceed the deferred tax assets resulting in the ability to utilize all deferred tax assets to offset future taxable income resulting from the reversal of the deferred tax liabilities.

13.    Revenue from Contracts with Customers

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

	Three Months Ended March 31,
Revenues (in thousands):	2019	2018
Oil	$147,080	$116,204
Natural Gas and NGLs	42,375	31,029
	$189,455	$147,233

14.    Leases

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by ASC 842. When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease, whether renewal or termination options are reasonably certain to be exercised, and future lease payments to be included in the initial measurement of the ROU asset. Certain assumptions and judgments made by the Company when evaluating contracts that meet the definition of a lease under ASC 842 include:

•
Discount Rate - Unless implicitly defined, the Company will determine the present value of future lease payments using an estimated incremental secured borrowing rate based on a yield curve analysis that factors in certain assumptions, including the term of the lease and credit rating of the Company at lease commencement.

•
Lease Term - The Company evaluates each contract containing a lease arrangement at inception to determine the length of the lease term when recognizing a ROU asset and corresponding lease liability. When determining the lease term, options available to extend or early terminate the arrangement are evaluated and included when it is reasonably certain these options will be exercised. There are no available options to extend that the Company is reasonably certain to exercise.

Currently, the Company has operating leases for asset classes that include office space, drilling rigs, and equipment rentals primarily used in development and field operations. The Company has financing leases for vehicles. We have provided a residual value guarantee for our vehicle leases. Certain leases also contain optional extension periods that allow for lease terms to be extended for up to an additional 5 years.

Costs associated with the Company’s operating leases are either expensed or capitalized depending on how the underlying asset is utilized. For example, costs associated with drilling rigs are capitalized as part of the development of the Company’s oil and gas properties. Refer to the Company’s 2018 Form 10-K for additional information on its accounting policies for oil and gas development and producing activities. When calculating the Company’s ROU asset and liability, the Company considers all the necessary payments made or that are expected to be made upon commencement of the lease. Excluded from the initial measurement are certain variable lease payments.

The Company’s total lease cost were as follows (in thousands):

Three Months Ended March 31, 2019
Finance lease cost:
Amortization of ROU assets	$60
Interest on lease liabilities	8

Operating lease cost	604
Short-term lease cost [1]	42,063
Total Lease Cost	$42,735
1 Costs associated with short-term lease agreements relate primarily to operational activities where underlying lease terms are less than one year. These costs primarily include drilling activities and field equipment rentals. It is expected this amount will fluctuate primarily with the number of drilling rigs that the Company is operating under short-term agreements.

Other information related to the Company’s leases is as follows (in thousands, except lease terms and discount rates):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$604
Financing cash flows from finance leases	58

ROU assets obtained in exchange for new finance lease liabilities	95
ROU assets obtained in exchange for new operating lease liabilities	4,532

As of March 31, 2019
Weighted-average remaining lease term - finance leases	3.2 years
Weighted-average remaining lease term - operating leases	2.4 years
Weighted-average discount rate - finance leases	4.75%
Weighted-average discount rate - operating leases	4.75%

As of March 31, 2019, and through the filing of this report, the Company has no material lease arrangements which are scheduled to commence in the future. Maturities for the Company’s operating and finance lease liabilities included on the accompanying condensed balance sheets as of March 31, 2019 were as follows (in thousands):

Year	Finance Leases	Operating Leases
2019	$135	$2,110
2020	180	2,588
2021	208	990
2022	178	500
2023	16	—
Thereafter	—	—
Total lease payments	$717	$6,188
Less imputed interest	(61)	(339)
Total lease liability	$656	$5,849

As of December 31, 2018, minimum future contractual payments were as follows (in thousands):

Year	Rig Contracts	Capital Leases	Operating Leases
2019	$11,102	$183	$896
2020	—	186	916
2021	—	204	913
2022	—	167	500
2023	—	—	—
Thereafter	—	—	—

Amounts recorded on the Company’s accompanying condensed balance sheets were as follows (in thousands):

As of March 31, 2019	Financing Leases	Operating Leases
Other property and equipment, net	$775	$—
Other assets	—	4,108

Accounts payable and accrued expenses	153	2,605
Other liabilities	503	3,244
	$656	$5,849

15.	Other Commitments and Contingencies

Oil Commitments

The Company entered into firm sales agreements for its oil production with four counterparties. Deliveries under the sales agreements have commenced. Pursuant to these agreements, we must deliver specific amounts of oil either from our own production or from oil that we acquire from third parties. If we are unable to fulfill all of our contractual obligations, we may be required to pay penalties or damages pursuant to these agreements. Our commitments, excluding the contingent commitment described below, are as follows:

Year ending December 31, 2019	Oil
(MBbls)
Remainder of 2019	3,893
2020	4,003
2021	1,672
Total	9,568

During the first quarter of 2019, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations. However, this cannot be guaranteed.

Natural Gas Commitments

In collaboration with several other producers and DCP Midstream, LP ("DCP Midstream"), we have agreed to participate in the expansion of natural gas gathering and processing capacity in the D-J Basin.

•
The first agreement includes the 200 MMcf per day processing plant ("Mewbourn 3") as well as the expansion of a related gathering system. Starting in August 2018, Mewbourn 3 was complete and in service. Our share of the commitment requires 46.4 MMcf per day to be delivered after the plant in-service date for a period of 7 years.

•
The second agreement includes an additional 200 MMcf per day processing plant ("O'Connor 2") as well as an incremental 100 MMcf per day of bypass and the expansion of a related gathering system. Construction of the plant is underway, and it is expected to be placed into service late in the second quarter of 2019. Our share of the commitment will require an additional 43.8 MMcf per day to be delivered after the plant in-service date for a period of 7 years.

These contractual obligations can be reduced by the collective volumes delivered to the plants by other producers in the D-J Basin that are in excess of such producers' total commitment. If we are unable to fulfill all of our contractual obligations and our obligations are not sufficiently reduced by the collective volumes delivered by other producers, we may be required to pay penalties or damages pursuant to these agreements. Our share of the commitment does not guarantee us a corresponding capacity for future deliveries to system. During the first quarter of 2019, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations. However, this cannot be guaranteed.

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

16.	Supplemental Schedule of Information to the Condensed Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the condensed consolidated financial statements for the periods presented (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information:	2019	2018
Interest paid	$2,136	$69

Non-cash investing and financing activities:
Accrued well costs as of period end	$89,489	$66,823
Asset retirement obligations incurred with development activities	747	223
Asset retirement obligations assumed with acquisitions	—	5
Obligations discharged with asset retirements and divestitures	$(3,809)	$(2,860)

Net changes in operating assets and liabilities:
Accounts receivable	$2,547	$(8,227)
Accounts payable and accrued expenses	(843)	4,420
Revenue payable	(5,020)	13,060
Production taxes payable	6,319	5,295
Other	130	(116)
Changes in operating assets and liabilities	$3,133	$14,432

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying condensed consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of March 31, 2019 and its results of operations for the three months ended March 31, 2019 and 2018.  It should be read in conjunction with the accompanying audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019. Unless the context otherwise requires, references to "SRC Energy," "we," "us," "our," or the "Company" in this report refer to the registrant, SRC Energy Inc., and its subsidiaries.

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

Overview

SRC Energy is an independent oil and gas company engaged in the acquisition, development, and production of oil, natural gas, and NGLs in the D-J Basin, which we believe to be one of the premier, liquids-rich oil and natural gas resource plays in the United States. Our oil and natural gas activities are focused in the Wattenberg Field, an area that covers the western flank of the D-J Basin. All of our activities and planned drilling locations are located in Weld County, Colorado, and we are focused on the horizontal development of the Codell formation as well as the three benches of the Niobrara formation, which are all characterized by relatively high liquids content.

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 91% of our proved developed reserves and anticipate operating a majority of our future net drilling locations.

Market Conditions

Market prices for our products significantly impact our revenues, net income, cash flow, future growth, and carrying value of our oil and gas properties.  The market prices for oil, natural gas, and NGLs are inherently volatile.  To provide historical perspective, the following table presents the average annual NYMEX prices for oil and natural gas for each of the last four years.

	Year Ended December 31,
	2018	2017	2016	2015
Average NYMEX prices
Oil (per Bbl)	$64.94	$50.93	$43.20	$48.73
Natural gas (per Mcf)	$3.09	$3.00	$2.52	$2.58

For the periods presented in this report, the following table presents the average NYMEX prices as well as the differential between the NYMEX prices and the prices realized by us.

	Three Months Ended March 31,
	2019	2018
Oil (NYMEX-WTI)
Average NYMEX Price	$54.83	$62.89
Realized Price *	48.33	56.01
Differential *	$(6.50)	$(6.88)

Natural Gas (NYMEX-Henry Hub)
Average NYMEX Price	$3.15	$3.00
Realized Price *	2.52	2.14
Differential *	$(0.63)	$(0.86)

NGL Realized Price	$12.59	$19.15
* Adjusted to include the effect of transportation and gathering expenses.

Market conditions in the Wattenberg Field can require us to sell oil at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. To the extent the Company's oil production exceeded its firm sales commitments during the three months ended March 31, 2019, the surplus oil production was sold at a reduced differential as compared to our committed volumes.

Our natural gas sales tend to trend closely with Colorado Interstate Gas – Rocky Mountains as published in Inside FERC’s Gas Market Report, published by Platts ("CIG"). Average CIG prices for the first quarter of 2019 decreased to $2.95 from $3.06 in the fourth quarter of 2018, resulting in the basis difference for CIG to NYMEX-Henry Hub decreasing from $0.58 to $0.20.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the “ceiling test” required under the accounting principles for companies following the “full cost” method of accounting.  At March 31, 2019, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of March 31, 2019:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
581	562	195	55	776	617

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
425	402	387	59	812	461

In addition to the producing wells summarized in the preceding table, as of March 31, 2019, we were the operator of 66 gross (56 net) horizontal wells in progress. As of March 31, 2019, we are participating in 17 gross (2 net) non-operated horizontal wells in progress.

As we develop our acreage through horizontal drilling, we have an active program for the remediation and reclamation of the vast majority of the operated vertical wellbores. During the three months ended March 31, 2019, we reclaimed 34 wells and returned the associated acreage to the property owners.

Drilling and Completion Operations

Our drilling and completion schedule drives our production forecast and our expected future cash flows. We believe that at current drilling and completion cost levels and with currently prevailing commodity prices, we can achieve attractive well-level rates of return. Should commodity prices weaken or our costs escalate significantly, our operational flexibility will allow us to adjust our drilling and completion schedule, if prudent. If the well-level internal rate of return is at or below our weighted-average cost of capital, we may choose to delay completions and/or forego drilling altogether. Conversely, if commodity prices move higher and operating conditions are favorable, we may choose to accelerate drilling and completion activities, assuming adequate gas processing capacity is available at the time.

During the three months ended March 31, 2019, we drilled 28 operated horizontal wells and turned 33 operated horizontal wells to sales. As of March 31, 2019, the Company had 18 gross (16 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the second quarter. As of March 31, 2019, we are the operator of 66 gross (56 net) horizontal wells in progress. All of this activity was funded through cash flows from operations. For 2019 as a whole, we expect to drill 99 gross (90 net) operated horizontal wells and complete approximately 68 gross (62 net) operated horizontal wells with mid-length and long laterals targeting the Codell and Niobrara formations.

For the three months ended March 31, 2019, we participated in the completion of 7 gross (0.1 net) non-operated horizontal wells. As of March 31, 2019, we are participating in 17 gross (2 net) non-operated horizontal wells in progress.

Production

For the three months ended March 31, 2019, our average daily production increased to 65,771 BOED as compared to 45,397 BOED for the three months ended March 31, 2018. As of March 31, 2019, over 98% of our daily production was from horizontal wells.

As of March 31, 2019, we had 137 wells shut-in, due primarily to the lack of capacity to process gas. Throughout 2018, we continued to drill and complete wells in an attempt to maintain oil volumes and to limit the potential impact of Proposition 112, a ballot measure voted on in November 2018 that, if it had passed, would have severely limited our future drilling locations. In light of our 2018 activity levels and the voting down of Proposition 112, we planned our 2019 budgeted activity to adjust the cadence of both drilling and completion operations and reduced our year-over-year capital expenditures budget by approximately 35% in order to optimize capital efficiency. The aggregate volumes that were being produced at the time that these wells were shut-in was approximately 20,000 BOED with an approximate 40% oil cut.

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

•
Retain control over the operation of a substantial portion of our production. As operator of a majority of our wells and undeveloped acreage, we control the timing and selection of new wells to be drilled.  This allows us to modify our capital spending as our financial resources and underlying lease terms allow and market conditions, including midstream availability, permit. Our high degree of operational control, as well as our focus on operating efficiencies that provide short return on investment cycle times, is central to our operating strategy.

•
Acquire and develop assets near established infrastructure. We target acquisitions of contiguous acreage to focus our development plans on areas where technically-capable, financially-stable midstream companies have existing assets and plans for additional investment. We work collaboratively with these companies to proactively identify expansion opportunities that complement our development plans. This enables the use of gathering pipelines, which reduces the need to use trucks and thereby reduces traffic and noise.

Significant Developments

Legislative Matters

The Colorado General Assembly passed SB19-181, titled "Protect Public Welfare Oil And Gas Operations" in April 2019. Among other things, SB19-181 provides that local governments have land use authority to regulate the siting of oil and gas locations, states that it is in the public interest to regulate the development of oil and gas resources in a manner that protects public health, safety, and welfare, including protection of the environment and wildlife resources, and modifies the requirements related to statutory pooling. There will be significant rule making associated with this legislation that will affect the implementation and effect of the law. SB19-181 could have a variety of effects on our operations, but we believe that some of these impacts may be mitigated by the fact that the statute places a significant emphasis on local control of oil and gas regulatory matters, and all of our planned future development activities are in Weld County, a jurisdiction in which there is a strong support of the oil and gas industry.

Revolving Credit Facility

In April 2019, the lenders under the Revolver completed their semi-annual redetermination of our borrowing base. The borrowing base was increased from $650 million to $700 million, and we increased our aggregate elected commitment from $500 million to $550 million.

Trends and Outlook

NYMEX-WTI oil traded at $45.15 per Bbl on December 28, 2018, but has since increased approximately 33% as of March 29, 2019 to $60.19. NYMEX-Henry Hub natural gas traded at $3.25 per Mcf on December 28, 2018, but declined approximately 16% as of March 29, 2019 to $2.73. Although NYMEX-WTI oil prices have increased over the first quarter in 2019, they continue to be volatile and are out of our control. If oil prices decrease, this could (i) reduce our cash flow which could, in turn, reduce the funds available for the exploration and replacement of oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) result in marginally productive oil and natural gas wells being shut-in as non-commercial, and (vi) cause ceiling test impairments.

We continually focus on managing drilling and completion costs through a combination of well design optimization, reductions in the average days to drill, and employment of current technological advancements. This focus on cost management helps support well-level economics under varying oil and natural gas pricing environments.

Multiple midstream companies that operate natural gas processing facilities and gathering pipelines in the Wattenberg Field continue to make significant capital investments to increase the capacity of their systems. Until such time that these facilities are operational, our production has been, and most likely will continue to be, adversely impacted by a lack of available processing capacity.

To address the growing volumes of natural gas production in the D-J Basin, DCP Midstream has been developing multiple projects including new processing plants, an expansion of its low and high pressure gathering systems, additional compression, and plant bypass infrastructure. Most notably, in collaboration with DCP Midstream, we and several other producers have agreed to support the expansion of natural gas gathering and processing capacity through agreements that impose baseline and incremental volume commitments, which we are currently exceeding.  Current plans are to add another 200 MMcf per day plant ("O'Connor 2") as well as an incremental 100 MMcf per day of bypass. The O'Connor plant is expected to be in service in the second quarter followed by the bypass later in the year. In addition, DCP Midstream has announced that it has secured the land and permits for the development of a third facility ("Bighorn"), which could have processing capacity of up to 1 Bcf per day, including bypass, and is expected to be placed into service in phases with the initial in-service date in mid-2020.

As a result of the current lack of gas processing capacity, a system-wide volume allocation limiting each producer’s throughput was implemented in November 2017 and has not since been lifted.

We have extended the use of oil and water gathering lines to certain production locations. These gathering systems are owned and operated by independent third parties, and we commit specific leases or areas to these systems. We believe these gathering lines have several benefits, including a) reduced need to use trucks, thereby reducing truck traffic and noise in and around our production locations, b) potentially lower gathering costs as pipeline gathering tends to be more efficient, c) reduced on-site storage capacity, resulting in lower production location facility costs, and d) generally improved community relations. As these gathering lines continue to be expanded, we have experienced and may continue to experience some delays in placing our pads on production.

Oil pipeline takeaway capacity utilization has increased as oil production in the basin has grown. However, the capacity will decrease in the second quarter of 2019 when a portion of a third-party crude oil pipeline system is converted to NGL service. To address the projected demand for additional capacity, several open seasons have been announced for the expansion of certain interstate pipelines servicing the Wattenberg Field. We continuously strive to reduce the negative differential realized on our oil production depending on transportation commitments, local refinery demand, and our production volumes. Further details regarding posted prices and average realized prices are discussed in "-Market Conditions."

For 2019, we expect to drill 99 gross operated horizontal wells (28 of which were drilled through March 31, 2019) with mostly mid-length and long laterals targeting the Codell and Niobrara zones. We anticipate that total capital expenditures, including operated drilling and completion costs, limited leasehold acquisition costs and selected non-operated drilling and completion costs, will be between $425 million and $450 million and will lead to an increase in production and associated proved developed producing reserves. Our current estimate is that full-year 2019 production will average between 63,000 BOED and 66,000 BOED with oil making up 42% to 45% of production.

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

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

For the three months ended March 31, 2019, we reported net income of $49.8 million compared to net income of $65.8 million during the three months ended March 31, 2018. Net income per basic and diluted share was $0.20 for the three months ended March 31, 2019 compared to net income per basic and diluted share of $0.27 for the three months ended March 31, 2018.

Oil, Natural Gas, and NGL Production and Revenues - For the three months ended March 31, 2019, we recorded total oil, natural gas, and NGL revenues of $189.5 million compared to $147.2 million for the three months ended March 31, 2018, an increase of $42.2 million or 29%. The following table summarizes key production and revenue statistics:

	Three Months Ended March 31,		Percentage
	2019	2018	Change
Production:
Oil (MBbls) [1]	2,967	2,041	45%
Natural Gas (MMcf) [2]	11,391	7,719	48%
NGLs (MBbls) [1]	1,054	758	39%
MBOE [3]	5,919	4,086	45%
BOED [4]	65,771	45,397	45%

Revenues (in thousands):
Oil	$147,080	$116,204	27%
Natural Gas	29,104	16,517	76%
NGLs	13,271	14,512	(9)%
	$189,455	$147,233	29%
Average sales price:
Oil [5]	$48.33	$56.01	(14)%
Natural Gas [5]	2.52	2.14	18%
NGLs	12.59	19.15	(34)%
BOE [5]	$31.32	$35.58	(12)%
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

Net oil, natural gas, and NGL production for the three months ended March 31, 2019 averaged 65,771 BOED, an increase of 45% over average production of 45,397 BOED in the three months ended March 31, 2018. From March 31, 2018 to March 31, 2019, our well count increased by 181 net horizontal wells, growing our reserves and daily production totals. The 45% increase in production resulted in an increase in revenues which was partially offset by the 12% decrease in average sales prices.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Production costs	$17,281	$7,714
Workover	79	182
Total LOE	$17,360	$7,896

Per BOE:
Production costs	$2.92	$1.89
Workover	0.01	0.04
Total LOE	$2.93	$1.93

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the three months ended March 31, 2019, we experienced increased production expense compared to the three months ended March 31, 2018 due to an 88% increase in net operated wells.

Transportation and gathering - Transportation and gathering was $4.1 million, or $0.68 per BOE, for the three months ended March 31, 2019, compared to $1.9 million, or $0.45 per BOE, for the three months ended March 31, 2018. Coinciding with the increasing production in 2018, the Company has increased the volume of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the three months ended March 31, 2019, the Company reduced its estimate for 2018 severance taxes. When preparing the 2018 severance tax return, we determined that the credit for ad valorem taxes would be greater than originally estimated, resulting in a reduction of 2018 severance taxes. Based on this analysis, the Company's prior year accrual was reduced, resulting in an approximate $7.9 million reduction to our production taxes. Production taxes were $7.1 million, or $1.20 per BOE, for the three months ended March 31, 2019, compared to $13.4 million, or $3.29 per BOE, during the three months ended March 31, 2018. As a percentage of revenues, production taxes were 3.7% and 9.1% for the three months ended March 31, 2019 and 2018, respectively, with the 2019 period reflecting the effect of the change in estimate.

DD&A - The following table summarizes the components of DD&A:

	Three Months Ended March 31,
(in thousands)	2019	2018
Depletion of oil and gas properties	$59,428	$36,102
Depreciation and accretion	1,490	979
Total DD&A	$60,918	$37,081

DD&A expense per BOE	$10.29	$9.08

For the three months ended March 31, 2019, DD&A was $10.29 per BOE compared to $9.08 per BOE for the three months ended March 31, 2018. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
G&A costs incurred	$13,163	$12,741
Capitalized costs	(3,694)	(3,141)
Total G&A	$9,469	$9,600

Non-Cash G&A	$3,683	$2,796
Cash G&A	5,786	6,804
Total G&A	$9,469	$9,600

Non-Cash G&A per BOE	$0.62	$0.68
Cash G&A per BOE	0.98	1.67
G&A Expense per BOE	$1.60	$2.35

G&A includes overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $9.5 million for the first quarter of 2019 were 1% lower than G&A for the same period of 2018.

Our G&A expense for the three months ended March 31, 2019 includes stock-based compensation of $3.7 million compared to $2.8 million for the three months ended March 31, 2018.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the three months ended March 31, 2018 to the three months ended March 31, 2019 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivative gains (losses) - As more fully described in Item 1. Financial Statements – Note 7, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the three months ended March 31, 2019, we realized a settlement gain of $4.9 million. For the prior comparable period, we realized a settlement loss of $2.1 million.

In addition, for the three months ended March 31, 2019, we recorded an unrealized loss of $27.8 million to recognize the mark-to-market change in fair value of our commodity contracts. By comparison, in the three months ended March 31, 2018, we reported an unrealized loss of $3.7 million. Unrealized losses are non-cash items.

Income taxes - As more fully described in Item 1. Financial Statements – Note 12, Income Taxes, we reported income tax expense of $18.0 million for the three months ended March 31, 2019 as compared to $5.8 million for the comparable prior year period. The effective tax rate for the three months ended March 31, 2018 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

Liquidity and Capital Resources

Historically, our primary sources of capital have been net cash provided by cash flow from operations, the sale of equity and debt securities, borrowings under revolving credit facilities, and proceeds from the sale of properties.  Our primary use of capital has been for the exploration, development, and acquisition of oil and gas properties.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

We believe that our current capital resources, including cash flows from operating activities, cash on hand, and amounts available under our revolving credit facility will be sufficient to fund our planned capital expenditures and operating expenses for the next twelve months. During the three months ended March 31, 2019, our cash provided by operating activities exceeded our cash used in investing activities. To the extent actual operating results differ from our anticipated results, available borrowings under our credit facility are reduced, or we experience other unfavorable events, our liquidity could be adversely impacted.  Our liquidity would also be affected if we increase our capital expenditures or complete one or more additional acquisitions. Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

As operator of the majority of our wells and undeveloped acreage, we control the timing and selection of new wells to be drilled. This allows us to modify our capital spending as our financial resources allow and market conditions, including midstream availability, support. Additionally, our relatively low utilization of debt enhances our financial flexibility as it provides a potential source of future liquidity while currently not overly burdening us with restrictive financial covenants and mandatory repayment schedules.

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

At March 31, 2019, we had cash and cash equivalents of $56.8 million, $550.0 million outstanding on our Senior 2025 Notes, and a $195.0 million balance outstanding under our revolving credit facility. Our sources and (uses) of funds for the three months ended March 31, 2019 and 2018 are summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operations	$160,673	$127,681
Capital expenditures	(152,659)	(105,633)
Net cash provided by other investing activities	124	728
Net cash provided by (used in) equity financing activities	(876)	431
Net cash used in debt financing activities	(58)	(236)
Net increase in cash, cash equivalents, and restricted cash	$7,204	$22,971

Net cash provided by operating activities was $160.7 million and $127.7 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash from operating activities reflects the growth in our production.

Credit Facility

The Revolver has a maturity date of April 2, 2023.  The Revolver has a maximum loan commitment of $1.5 billion; however, the maximum amount available to be borrowed at any one time is subject to a borrowing base limitation, which stipulates that we may borrow up to the least of the aggregate maximum credit amount, the aggregate elected commitment, or the borrowing base.  The borrowing base can increase or decrease based upon the value of the collateral which secures amounts borrowed under the Revolver.  The value of the collateral will generally be derived with reference to the estimated discounted future net cash flows from our proved oil and natural gas reserves. The collateral includes substantially all of our producing wells and developed oil and gas leases.

In April 2019, the borrowing base was increased from $650 million to $700 million, and our elected commitment amount was increased to $550 million from $500 million. As of March 31, 2019, there was a $195.0 million principal balance outstanding and no letters of credit outstanding, leaving $305.0 million available to us for future borrowings. The next semi-annual redetermination is scheduled for October 2019. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid provides for an escalation in applicable margin based on increased utilization of the Revolver. The Revolver requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the last day of any fiscal quarter or (b) permit its ratio of current assets to current liabilities, each as defined in the agreement, to be less than 1.0 to 1.0 as of the last day of any fiscal quarter.

2025 Senior Notes

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "2025 Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is

December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25%. Interest is payable on June 1 and December 1 of each year.

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

Capital Expenditures

Capital expenditures for drilling and completion activities totaled $110.2 million and $111.0 million for the three months ended March 31, 2019 and 2018, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Three Months Ended March 31,
	2019	2018
Capital expenditures for drilling and completion activities	$110,170	$111,009
Acquisitions of oil and gas properties and leasehold[1]	(1,938)	9,284
Capitalized interest, capitalized G&A, and other	16,676	13,346
Accrual basis capital expenditures[2]	$124,908	$133,639
1 Acquisitions of oil and gas properties and leasehold reflects the full purchase price of our various acquisitions which includes non-cash additions for liabilities assumed in the transaction such as asset retirement obligations.
2 Capital expenditures reported in the condensed consolidated statement of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the capital expenditures.

During the three months ended March 31, 2019, we drilled 28 operated horizontal wells and turned 33 operated horizontal wells to sales. As of March 31, 2019, the Company had 18 gross (16 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the second quarter. As of March 31, 2019, we are the operator of 66 gross (56 net) horizontal wells in progress. All of the wells in progress at March 31, 2019 are scheduled to commence production before December 31, 2020. The majority of this activity was funded through cash flows from operations.

For the three months ended March 31, 2019, we participated in 24 gross (2 net) non-operated horizontal wells.

Capital Requirements

Our level of exploration, development, and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows, development results, acquisitions and divestitures, and downstream infrastructure and commitments, among other factors. Our primary need for capital will be to fund our anticipated drilling and completion activities and any acquisitions that we may complete during 2019.

We anticipate that our full-year 2019 capital expenditures, including operated drilling and completion costs, limited leasehold acquisition costs and selected non-operated drilling and completion costs, will be between $425 million and $450 million. However, should commodity prices and/or economic conditions change, we can reduce or accelerate our drilling and completion activities depending on midstream constraints, which could have a material impact on our anticipated capital requirements.

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

Oil and Natural Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At March 31, 2019, we had open positions covering 3.0 million barrels of oil and 16.5 Bcf of natural gas. We do not use derivative instruments for speculative purposes.

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

During the three months ended March 31, 2019, we reported an unrealized commodity activity loss of $27.8 million.  Unrealized losses are non-cash items.  We also reported a realized gain of $4.9 million, representing the settlement of commodity contracts settled during the period.

At March 31, 2019, we estimated that the fair value of our various commodity derivative contracts was a net asset of $7.1 million. See Item 1. Financial Statements – Note 8, Fair Value Measurements, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

Non-GAAP Financial Measure

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("US GAAP"), we present certain financial measures which are not prescribed by US GAAP ("non-GAAP"). The following is a summary of the measure that we currently report.

Adjusted EBITDA

We use "adjusted EBITDA," a non-GAAP financial measure, for internal managerial purposes because it allows us to evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed in the table below from net income in arriving at adjusted EBITDA. We exclude those items because they can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA is not a measure of financial performance under US GAAP and should be considered in addition to, not as a substitute for, net income. We believe that adjusted EBITDA is widely used in our industry as a measure of operating performance and may also be used by investors to measure our ability to meet debt covenant requirements. However, our definition of adjusted EBITDA may not be fully comparable to measures with similar titles reported by other companies. We define adjusted EBITDA as net income adjusted to exclude the impact of the items set forth in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Net income	$49,751	$65,796
Depreciation, depletion, and accretion	60,918	37,081
Stock-based compensation expense	3,683	2,796
Mark-to-market of commodity derivative contracts:
Total loss on commodity derivatives contracts	22,913	5,781
Cash settlements on commodity derivative contracts	4,626	(1,555)
Cash premiums paid for commodity derivative contracts	(319)	—
Interest income	(69)	(9)
Income tax expense	18,034	5,811
Adjusted EBITDA	$159,537	$115,701

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used from those disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report on Form 10-K filed with the SEC on February 20, 2019 and in the financial statements and accompanying notes contained in that report. Item 1. Financial Statements – Note 1, Organization and Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements included elsewhere in this report provides information regarding recently issued accounting pronouncements.

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions indicate forward-looking statements. Forward-looking statements included in this report include statements relating to future capital expenditures and projects, the adequacy and nature of future sources of financing, possible future impairment charges, midstream capacity issues, future differentials, future production relative to volume commitments, and the implementation and effects of SB19-181 and our responses thereto.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

See "Risk Factors" in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019 for a discussion of risk factors that affect our business, financial condition, and results of operations. These risks include, among others, those associated with the following:

•	declines in oil and natural gas prices;

•	the effects of, changes in and the costs of compliance with federal, state, and local regulations applicable to our business, including those related to hydraulic stimulation and SB19-181;

•	operating hazards that adversely affect our ability to conduct business;

•	uncertainties in the estimates of proved reserves;

•	the availability and capacity of gathering and processing systems, pipelines, and other midstream infrastructure for our production;

•	the effect of seasonal weather conditions and wildlife and plant species restrictions on our operations;

•	our ability to fund, develop, produce, and acquire additional oil and natural gas reserves that are economically recoverable;

•	our ability to obtain adequate financing;

•	the effect of local and regional factors on oil and natural gas prices;

•	incurrence of ceiling test write-downs;

•	our inability to control operations on properties that we do not operate;

•	the strength and financial resources of our competitors;

•	our ability to successfully identify, execute, and integrate acquisitions;

•	our ability to market our production;

•	the effect of environmental liabilities;

•	changes in U.S. tax laws;

•	our ability to satisfy our contractual obligations and commitments;

•	the amount of our indebtedness and our ability to maintain compliance with debt covenants;

•	the effectiveness of our disclosure controls and our internal controls over financial reporting;

•	the geographic concentration of our principal properties;

•	our ability to protect critical data and technology systems;

•	the availability of water for use in our operations; and

•	the risks and uncertainties described and referenced in "Risk Factors."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 78% of our revenue during the three months ended March 31, 2019 was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in a $14.8 million change in revenues during the three months ended March 31, 2019; a $0.25 per Mcf change in our realized natural gas price would have resulted in a $2.8 million change in our natural gas revenues for the three months ended March 31, 2019; and a $5 per barrel change in our realized NGL price would have resulted in a $5.3 million change in our NGL revenues for the three months ended March 31, 2019.

During the three months ended March 31, 2019, the price of oil, natural gas, and NGLs decreased relative to the fourth quarter of 2018.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the US dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes. As of March 31, 2019, we had open oil and natural gas derivatives in a net asset position with a fair value of $7.1 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $11.7 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $14.8 million.

Interest Rate Risk - At March 31, 2019, we had $195.0 million outstanding under our revolving credit facility.  Interest on amounts borrowed under our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the three months ended March 31, 2019, we incurred interest expense of $2.2 million on our revolving credit facility. When we have balances outstanding under the revolving credit facility, we are exposed to interest rate risk if the variable reference rates increase. If interest rates increase, our interest payments would increase and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1%, our interest expense in the three months ended March 31, 2019 would have changed by approximately $0.5 million.

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

We believe that our exposure to counterparty risk decreased slightly during the first quarter of 2019 as the amounts due to us from counterparties decreased.

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

During the quarter ended March 31, 2019, there were no material developments regarding the legal matters, previously described under Item 3, Legal Proceedings, of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2019. This information should be considered carefully together with other information in this report and other reports and materials we file with the SEC. We are subject to various legal proceedings from time to time in the ordinary course of our business, but there are currently no pending legal proceedings to which we are subject that we believe to be material.

Item 1A.	Risk Factors

We face many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A, Risk Factors, of the Annual Report on Form 10-K filed with the SEC on February 20, 2019. This information should be considered carefully together with other information in this report and other reports and materials that we file with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2019 - January 31, 2019 (1)	15,178	$4.70
February 1, 2019 - February 28, 2019 (1)	162,789	4.89
March 1, 2019 - March 31, 2019 (1)	1,449	$4.93
Total	179,416

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2019.

SRC Energy Inc.

/s/ Lynn A. Peterson
Lynn A. Peterson, President and Chief Executive Officer (Principal Executive Officer)

/s/ James P. Henderson
James P. Henderson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jared C. Grenzenbach
Jared C. Grenzenbach, Vice President and Chief Accounting Officer (Principal Accounting Officer)