Form 10-Q
period 2019-06-30
SRC Energy Inc.
filed 2019-07-31
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

1675 Broadway, Suite 2600
Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (720) 616-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $.001 par value	SRCI	NYSE American

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 243,473,491 outstanding shares of common stock as of July 29, 2019.

SRC ENERGY INC.

SRC ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share data)

ASSETS	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$27,839	$49,609
Accounts receivable:
Oil, natural gas, and NGL sales	80,510	100,973
Trade	21,961	39,415
Commodity derivative assets	12,061	34,906
Other current assets	7,257	7,537
Total current assets	149,628	232,440

Property and equipment:
Oil and gas properties, full cost method:
Proved properties, net of accumulated depletion	1,775,675	1,545,445
Wells in progress	175,400	227,262
Unproved properties and land, not subject to depletion	667,678	740,453
Oil and gas properties, net	2,618,753	2,513,160
Other property and equipment, net	4,881	5,540
Total property and equipment, net	2,623,634	2,518,700
Other assets	11,824	3,574
Total assets	$2,785,086	$2,754,714

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,648	$150,010
Revenue payable	95,838	97,030
Production taxes payable	81,905	95,099
Asset retirement obligations	10,608	11,694
Total current liabilities	264,999	353,833

Revolving credit facility	165,000	195,000
Notes payable, net of issuance costs	539,977	539,360
Asset retirement obligations	38,609	40,052
Deferred taxes	74,238	37,967
Other liabilities	4,646	2,210
Total liabilities	1,087,469	1,168,422

Commitments and contingencies (See Note 15)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 400,000,000 shares authorized: 243,428,206 and 242,608,284 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	243	243
Additional paid-in capital	1,499,213	1,492,107
Retained earnings	198,161	93,942
Total shareholders' equity	1,697,617	1,586,292

Total liabilities and shareholders' equity	$2,785,086	$2,754,714

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil, natural gas, and NGL revenues	$162,602	$147,087	$352,057	$294,320

Expenses:
Lease operating expenses	13,230	11,612	30,590	19,508
Transportation and gathering	4,664	1,880	8,718	3,735
Production taxes	13,185	15,058	20,271	28,501
Depreciation, depletion, and accretion	58,027	41,877	118,945	78,958
General and administrative	9,243	9,406	18,712	19,006
Total expenses	98,349	79,833	197,236	149,708

Operating income	64,253	67,254	154,821	144,612

Other income (expense):
Commodity derivative gain (loss)	8,285	(14,294)	(14,628)	(20,075)
Interest expense, net of amounts capitalized	—	—	—	—
Interest income	92	5	161	14
Other income	75	6	136	27
Total other income (expense)	8,452	(14,283)	(14,331)	(20,034)

Income before income taxes	72,705	52,971	140,490	124,578

Income tax expense	18,237	3,347	36,271	9,158
Net income	$54,468	$49,624	$104,219	$115,420

Net income per common share:
Basic	$0.22	$0.20	$0.43	$0.48
Diluted	$0.22	$0.20	$0.43	$0.47

Weighted-average shares outstanding:
Basic	243,404,917	242,255,724	243,348,141	242,005,211
Diluted	244,130,245	244,464,776	243,709,915	243,954,673

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$104,219	$115,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	118,945	78,958
Settlement of asset retirement obligations	(4,476)	(4,089)
Provision for deferred taxes	36,271	9,158
Stock-based compensation expense	6,825	5,942
Mark-to-market of commodity derivative contracts:
Total loss on commodity derivatives contracts	14,628	20,075
Cash settlements on commodity derivative contracts	7,715	(6,121)
Cash premiums paid for commodity derivative contracts	(977)	—
Changes in operating assets and liabilities	18,433	16,419
Net cash provided by operating activities	301,583	235,762

Cash flows from investing activities:
Acquisition of oil and gas properties and leaseholds, net of post-closing adjustments	116	(16,402)
Capital expenditures for drilling and completion activities	(276,095)	(213,906)
Other capital expenditures	(28,262)	(23,823)
Acquisition of land and other property and equipment	(304)	(1,581)
Proceeds from sales of oil and gas properties and other	12,802	766
Net cash used in investing activities	(291,743)	(254,946)

Cash flows from financing activities:
Proceeds from the employee exercise of stock options	—	4,192
Payment of employee payroll taxes in connection with shares withheld	(1,126)	(1,010)
Proceeds from the revolving credit facility	—	25,000
Principal repayments on the revolving credit facility	(30,000)	—
Fees on debt and equity issuances and revolving credit facility amendments	(379)	(2,165)
Capital lease payments	(105)	(135)
Net cash provided by (used in) financing activities	(31,610)	25,882

Net increase (decrease) in cash and cash equivalents	(21,770)	6,698

Cash and cash equivalents at beginning of period	49,609	48,772

Cash and cash equivalents at end of period	$27,839	$55,470
Supplemental Cash Flow Information (See Note 16)

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in thousands, except share data)

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Deficit	Total Shareholders' Equity
Balance, December 31, 2017	241,365,522	$241	$1,474,273	$(166,080)	$1,308,434
Shares issued under stock bonus and equity incentive plans	268,676	1	(1)	—	—
Shares issued for exercise of stock options	268,303	—	1,064	—	1,064
Stock-based compensation	—	—	3,395	—	3,395
Payment of tax withholdings using withheld shares	—	—	(705)	—	(705)
Other activity	—	—	(73)	—	(73)
Net income	—	—	—	65,796	65,796
Balance, March 31, 2018	241,902,501	242	1,477,953	(100,284)	1,377,911
Shares issued under stock bonus and equity incentive plans	69,420	—	—	—	—
Shares issued for exercise of stock options	524,159	—	3,127	—	3,127
Stock-based compensation	—	—	3,768	—	3,768
Payment of tax withholdings using withheld shares	—	—	(305)	—	(305)
Net income	—	—	—	49,624	49,624
Balance, June 30, 2018	242,496,080	$242	$1,484,543	$(50,660)	$1,434,125

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2018	242,608,284	$243	$1,492,107	$93,942	$1,586,292
Shares issued under stock bonus and equity incentive plans	709,042	—	—	—	—
Stock-based compensation	—	—	4,413	—	4,413
Payment of tax withholdings using withheld shares	—	—	(876)	—	(876)
Net income	—	—	—	49,751	49,751
Balance, March 31, 2019	243,317,326	243	1,495,644	143,693	1,639,580
Shares issued under stock bonus and equity incentive plans	110,880	—	—	—	—
Stock-based compensation	—	—	3,819	—	3,819
Payment of tax withholdings using withheld shares	—	—	(250)	—	(250)
Net income	—	—	—	54,468	54,468
Balance, June 30, 2019	243,428,206	$243	$1,499,213	$198,161	$1,697,617

SRC ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:  SRC Energy Inc. is an independent oil and natural gas company engaged in the acquisition, development, and production of oil, natural gas, and natural gas liquids ("NGLs") in the Denver-Julesburg Basin ("D-J Basin") of Colorado. The Company’s common stock is listed and traded on the NYSE American under the symbol "SRCI."

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

Major Customers: The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of our oil, natural gas, and NGL revenues (“major customers”) for each of the periods presented are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Major Customers	2019	2018	2019	2018
Company A	28%	*	26%	*
Company B	20%	17%	21%	17%
Company C	16%	32%	18%	17%
Company D	11%	19%	10%	33%
Company E	*	21%	*	17%
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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table (these companies do not necessarily correspond to those presented above):

	As of	As of
Major Customers	June 30, 2019	December 31, 2018
Company A	18%	15%
Company B	15%	12%
Company C	13%	*
Company D	11%	13%
Company E	11%	12%

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

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method. The Company elected as part of its adoption to also use the optional transition methodology whereby previously reported periods continue to be reported in accordance with historical accounting guidance for leases that were in effect for those prior periods. Policy elections and practical expedients that the Company has implemented as part of adopting ASC 842 include (a) excluding from the balance sheet leases with terms that are less than or equal to one year, (b) for all existing asset classes that contain both lease and non-lease components, combining these components together and accounting for them as a single lease component, (c) the package of practical expedients, which among other things allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (d) excluding land easements, which were not accounted for under the previous leasing guidance, that existed or expired before adoption of ASC 842. The scope of ASC 842 does not apply to leases used in the exploration or use of minerals, oil, and natural gas.

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

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of	As of
Oil and gas properties, full cost method:	June 30, 2019	December 31, 2018
Costs of proved properties:
Producing and non-producing	$2,732,288	$2,385,958
Less, accumulated depletion and full cost ceiling impairments	(956,613)	(840,513)
Subtotal, proved properties, net	1,775,675	1,545,445

Costs of wells in progress	175,400	227,262

Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	658,283	731,058
Land	9,395	9,395
Subtotal, unproved properties and land	667,678	740,453

Costs of other property and equipment:
Other property and equipment	10,020	9,642
Less, accumulated depreciation	(5,139)	(4,102)
Subtotal, other property and equipment, net	4,881	5,540

Total property and equipment, net	$2,623,634	$2,518,700

The Company periodically reviews its oil and gas properties to determine if the carrying value of such assets exceeds estimated fair value. For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At June 30, 2019 and December 31, 2018, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairments were necessary.

Capitalized Overhead: A portion of the Company’s overhead expenditures are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenditures, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capitalized overhead	$3,483	$3,280	$7,150	$6,393

3.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depletion of oil and gas properties	$56,597	$40,927	$116,025	$77,029
Depreciation and accretion	1,430	950	2,920	1,929
Total DD&A Expense	$58,027	$41,877	$118,945	$78,958

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

Six Months Ended June 30, 2019
Asset retirement obligations, December 31, 2018	$51,746
Obligations incurred with development activities	1,278
Accretion expense	1,779
Obligations discharged with asset retirements and divestitures	(5,586)
Asset retirement obligation, June 30, 2019	$49,217
Less, current portion	(10,608)
Long-term portion	$38,609

5.	Revolving Credit Facility

On April 2, 2018, the Company entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with certain banks and other lenders. The Restated Credit Agreement provides a revolving credit facility (sometimes referred to as the "Revolver") and a $25 million swingline facility with a maturity date of April 2, 2023. The Revolver is available for working capital for exploration and production operations, acquisitions of oil and gas properties, and general corporate purposes and to support letters of credit. At June 30, 2019, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $550 million, and a borrowing base limitation of $700 million. As of June 30, 2019 and December 31, 2018, the outstanding principal balance was $165.0 million and $195.0 million, respectively. At June 30, 2019 and December 31, 2018, the Company had no letters of credit issued. The average annual interest rate for borrowings during the six months ended June 30, 2019 was 4.4%.

Certain of the Company’s assets, including substantially all of its producing wells and developed oil and gas leases, have been designated as collateral under the Restated Credit Agreement. The amount available to be borrowed is subject to scheduled redeterminations on a semi-annual basis. The next semi-annual redetermination is scheduled for November 2019. If certain events occur or if the bank syndicate or the Company so elects in certain circumstances, an unscheduled redetermination could be undertaken.

The Restated Credit Agreement contains covenants that, among other things, restrict the payment of dividends, limit our overall commodity derivative positions, and require the Company to maintain compliance with certain financial and liquidity ratio covenants. As of June 30, 2019, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

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

The Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other restrictions and limitations: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge, or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications. The indenture governing the 2025 Senior Notes provides that, in certain circumstances, the notes will be guaranteed by one or more subsidiaries of the Company, in which case such guarantee would be made on a full and unconditional and joint and several senior unsecured basis. As of June 30, 2019, none of the Company's subsidiaries met the criteria in the Indenture to be considered a guarantor of the 2025 Senior Notes.

As of June 30, 2019, the most recent compliance date, the Company was in compliance with the Indenture covenants and expects to remain in compliance throughout the next 12-month period.

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

The Company’s commodity derivative contracts as of June 30, 2019 are summarized below:

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Crude Oil - NYMEX WTI
July 1, 2019 - Dec 31, 2019	Collar	16,000	$55.00	$70.65

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Natural Gas - NYMEX Henry Hub
July 1, 2019 - Dec 31, 2019	Collar	30,000	$3.00	$3.50

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Fixed Basis Difference
Natural Gas - CIG Rocky Mountain
July 1, 2019 - Dec 31, 2019	Swap	30,000	$(0.75)

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Fixed Price
Propane - Mont Belvieu
July 1, 2019 - Dec 31, 2019	Swap	2,000	$37.52

Offsetting of Derivative Assets and Liabilities

As of June 30, 2019 and December 31, 2018, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its condensed consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying condensed consolidated balance sheets of the Company’s derivative contracts (in thousands):

		As of June 30, 2019
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$15,749	$(3,688)	$12,061
Commodity derivative contracts	Noncurrent assets	—	—	—
Commodity derivative contracts	Current liabilities	3,688	(3,688)	—
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

		As of December 31, 2018
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$39,485	$(4,579)	$34,906
Commodity derivative contracts	Noncurrent assets	—	—	—
Commodity derivative contracts	Current liabilities	4,579	(4,579)	—
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

The amount of gain (loss) recognized in the condensed consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized gain (loss) on commodity derivatives	$3,304	$(5,883)	$8,217	$(7,955)
Unrealized gain (loss) on commodity derivatives	4,981	(8,411)	(22,845)	(12,120)
Total gain (loss)	$8,285	$(14,294)	$(14,628)	$(20,075)

Realized gains and losses represent the monthly settlement of derivative contracts at their scheduled maturity date, net of the premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Monthly settlement	$3,962	$(5,883)	$9,194	$(7,955)
Premiums paid	(658)	—	(977)	—
Total realized gain (loss)	$3,304	$(5,883)	$8,217	$(7,955)

Credit-Related Contingent Features

As of June 30, 2019, all of the counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the Revolver and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$12,061	$—	$12,061
Commodity derivative liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$34,906	$—	$34,906
Commodity derivative liability	$—	$—	$—	$—

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At June 30, 2019, derivative instruments utilized by the Company consist of swaps and collars. The oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are valued based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

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

The fair value of the notes payable is estimated to be $499.1 million at June 30, 2019. The Company determined the fair value of its notes payable at June 30, 2019 by using observable market-based information for these debt instruments. The Company has classified the notes payable as Level 1.

9.	Interest Expense

The components of interest expense are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revolving credit facility	$2,132	$85	$4,305	$85
Notes payable	8,594	8,594	17,188	17,188
Amortization of issuance costs and other	851	1,113	1,648	2,000
Less: interest capitalized	(11,577)	(9,792)	(23,141)	(19,273)
Interest expense, net of amounts capitalized	$—	$—	$—	$—

10.	Stock-Based Compensation

As of June 30, 2019, there were 10,500,000 common shares authorized for grant under the 2015 Equity Incentive Plan, of which 1,164,414 shares were available for future grant. The shares available for future grant exclude 1,973,768 shares which have been reserved for future vesting of performance-vested stock units in the event that these awards meet the criteria to vest at their maximum multiplier.

The amount of stock-based compensation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$795	$1,195	$1,822	$2,398
Performance-vested stock units	1,258	1,173	2,329	2,029
Restricted stock units and stock bonus shares	1,766	1,400	4,081	2,736
Total stock-based compensation	$3,819	$3,768	$8,232	$7,163
Less: stock-based compensation capitalized	(677)	(622)	(1,407)	(1,221)
Total stock-based compensation expense	$3,142	$3,146	$6,825	$5,942

Stock options

No stock options were granted during the three and six months ended June 30, 2019 or 2018. The following table summarizes activity for stock options for the period presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2018	4,652,634	$10.06	6.4 years	$49
Granted	—	—
Exercised	—	—		—
Expired	(12,000)	11.81
Forfeited	(48,800)	7.46
Outstanding, June 30, 2019	4,591,834	$10.09	5.9 years	$58
Outstanding, Exercisable at June 30, 2019	3,771,134	$10.30	5.7 years	$58

The following table summarizes information about issued and outstanding stock options as of June 30, 2019:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
Under $5.00	35,000	$3.31	3.1 years	35,000	$3.31	3.1 years
$5.00 - $6.99	683,000	6.29	5.8 years	433,600	6.25	5.1 years
$7.00 - $10.99	1,360,334	9.42	5.9 years	997,934	9.40	5.8 years
$11.00 - $13.46	2,513,500	11.57	5.9 years	2,304,600	11.56	5.9 years
Total	4,591,834	$10.09	5.9 years	3,771,134	$10.30	5.7 years

The estimated unrecognized compensation cost from stock options not vested as of June 30, 2019, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation (in thousands)	$2,484
Remaining vesting period	1.5 years

Restricted stock units and stock bonus awards

The following table summarizes activity for restricted stock units and stock bonus awards for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2018	1,639,918	$8.07
Granted	1,535,984	4.87
Vested	(582,615)	8.62
Forfeited	(50,378)	6.40
Not vested, June 30, 2019	2,542,909	$6.04

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of June 30, 2019, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation cost (in thousands)	$12,065
Remaining vesting period	2.2 years

Performance-vested stock units

The Company has granted three types of performance-vested stock units ("PSUs") to certain executives under its long-term incentive plan. The number of shares of the Company’s common stock that may be issued to settle PSUs ranges from zero to two times the number of PSUs awarded. The shares issued for PSUs are determined based on the Company’s performance over a three-year measurement period and vest in their entirety at the end of the measurement period. For the years prior to 2019, the PSUs will be settled in shares of the Company’s common stock. For PSUs granted in 2019, if the PSUs vested are in an amount equal to or less than the target amount, they will be settled in shares of the Company's common stock. If the PSUs vested are in an amount greater than the target amount, then at the discretion of the Board of Directors, the value of the vested amount of PSUs in excess of the value of the PSU target amount may be paid wholly or partially in cash. All PSUs are settled at the end of the three-year performance cycle. Any PSUs that have not vested at the end of the applicable measurement period are forfeited.

Goal-Based PSUs - These PSUs are earned and vested after 2020 based on a discretionary assessment by the Compensation Committee. This assessment is anticipated to measure the performance of the Company and the executives over the defined vesting period. As vesting is based on the discretion of the Compensation Committee, we have not yet met the requirements of establishing an accounting grant date for them.  This will occur when the Compensation Committee determines and communicates the vesting percentage to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period.  As of June 30, 2019, 274,898 Goal-Based PSUs had been awarded to certain executives.

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

Absolute Total Shareholder Return ("Absolute TSR") PSUs - The vesting criterion for the Absolute TSR PSUs is based on a comparison of the Company’s TSR for the measurement period compared to the TSR goals outlined in the award. As the vesting criterion is linked to the Company's share price, it is considered a market condition for purposes of calculating the grant-date fair value of the awards.

The assumptions used in valuing the TSR PSUs granted were as follows:

	Six Months Ended June 30,
	2019	2018
Weighted-average expected term	2.9 years	2.8 years
Weighted-average expected volatility	48%	52%
Weighted-average risk-free rate	2.49%	2.41%

As of June 30, 2019, unrecognized compensation cost for TSR PSUs was $7.7 million and will be amortized through 2021. The following table summarizes activity for TSR PSUs for the six months ended June 30, 2019:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2018	780,028	$11.73
Granted	918,842	5.74
Vested	—	—
Forfeited	—	—
Not vested, June 30, 2019	1,698,870	$8.49
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

11.	Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average shares outstanding — basic	243,404,917	242,255,724	243,348,141	242,005,211
Potentially dilutive common shares from:
Stock options	13,719	421,316	12,611	387,634
TSR PSUs [1]	277,364	1,372,019	209,431	1,223,542
Restricted stock units and stock bonus shares	434,245	415,717	139,732	338,286
Weighted-average shares outstanding — diluted	244,130,245	244,464,776	243,709,915	243,954,673
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

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculation above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Potentially dilutive common shares from:
Stock options [1]	4,556,834	3,353,700	4,556,834	3,564,617
TSR PSUs [1,2]	773,954	—	1,233,375	—
Goal-Based PSUs [2,3]	274,898	281,872	274,898	281,872
Restricted stock units and stock bonus shares [1]	695,353	2,772	704,948	10,005
Total	6,301,039	3,638,344	6,770,055	3,856,494
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

The effective combined U.S. federal and state income tax rates for the three and six months ended June 30, 2019 were 25% and 26%, respectively. For the three and six months ended June 30, 2018, the effective tax rates were 6% and 7%, respectively. The effective tax rates for the three and six months ended June 30, 2019 differed from the statutory rate primarily due to state income taxes, non-deductible expenses, and tax deficiencies recognized in connection with the vesting of stock awards. The 2018 rates differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

As of June 30, 2019, we had no liability for unrecognized tax benefits. The Company believes that there are no new items or changes in facts or judgments that should impact the Company’s tax position. No significant uncertain tax positions were identified as of any date on or before June 30, 2019.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of June 30, 2019, the Company has not recognized any interest or penalties related to uncertain tax benefits.

    Each period, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2019, the Company believes it will be able to generate sufficient future positive income within the carryforward periods and, accordingly, believes that it is more likely than not that its net deferred income tax assets will be fully realized. In addition to the future positive net income, the temporary deferred tax liabilities exceed the deferred tax assets, resulting in the ability to utilize all deferred tax assets to offset future taxable income resulting from the reversal of the deferred tax liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues (in thousands):	2019	2018	2019	2018
Oil	$132,098	$114,857	$279,178	$231,061
Natural Gas and NGLs	30,504	32,230	72,879	63,259
	$162,602	$147,087	$352,057	$294,320

14.    Leases

The Company evaluates contractual arrangements at inception to determine if the agreement is a lease or contains an identifiable lease component as defined by ASC 842. When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease, whether renewal or termination options are reasonably certain to be exercised, and future lease payments to be included in the initial measurement of the ROU asset. Certain assumptions and judgments made by the Company when evaluating contracts that meet the definition of a lease under ASC 842 include:

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

The Company’s total lease costs were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of ROU assets	$63	$123
Interest on lease liabilities	7	15

Operating lease cost	1,173	1,777
Short-term lease cost [1]	27,783	69,846
Total Lease Cost	$29,026	$71,761
1 Costs associated with short-term lease agreements relate primarily to operational activities where underlying lease terms are less than or equal to one year. These costs primarily include drilling activities and field equipment rentals. It is expected that this amount will fluctuate primarily with the number of drilling rigs that the Company is operating under short-term agreements.

Other information related to the Company’s leases is as follows (in thousands, except lease terms and discount rates):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,173	$1,777
Financing cash flows from finance leases	47	105

ROU assets obtained in exchange for new finance lease liabilities	43	138
ROU assets obtained in exchange for new operating lease liabilities	4,006	8,538

As of June 30, 2019
Weighted-average remaining lease term - finance leases	3.0 years
Weighted-average remaining lease term - operating leases	2.0 years
Weighted-average discount rate - finance leases	4.75%
Weighted-average discount rate - operating leases	4.75%

As of June 30, 2019 and through the date of issuance of these financial statements, the Company has no material lease arrangements which are scheduled to commence in the future. Maturities for the Company’s operating and finance lease liabilities included on the accompanying condensed balance sheets as of June 30, 2019 were as follows (in thousands):

Year	Finance Leases	Operating Leases
2019	$94	$2,471
2020	188	4,684
2021	215	1,550
2022	185	500
2023	25	—
Thereafter	—	—
Total lease payments	$707	$9,205
Less imputed interest	(57)	(420)
Total lease liability	$650	$8,785

As of December 31, 2018, minimum future contractual payments were as follows (in thousands):

Year	Rig Contracts	Capital Leases	Operating Leases
2019	$11,102	$183	$896
2020	—	186	916
2021	—	204	913
2022	—	167	500
2023	—	—	—
Thereafter	—	—	—

Amounts recorded on the Company’s accompanying condensed balance sheets were as follows (in thousands):

As of June 30, 2019	Financing Leases	Operating Leases
Other property and equipment, net	$755	$—
Other assets	—	7,161

Accounts payable and accrued expenses	161	4,629
Other liabilities	489	4,156
	$650	$8,785

15.	Other Commitments and Contingencies

Oil Commitments

The Company has entered into firm sales agreements for its oil production with four counterparties. Deliveries under the sales agreements have commenced. Pursuant to these agreements, we must deliver specific amounts of oil either from our own production or from oil that we acquire from third parties. If we are unable to fulfill all of our contractual obligations, we may be required to pay penalties or damages pursuant to these agreements. Our commitments, excluding the contingent commitment described below, are as follows:

Year ending December 31, 2019	Oil
(MBbls)
Remainder of 2019	2,605
2020	4,003
2021	1,672
Total	8,280

During the second quarter of 2019, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations. However, this cannot be guaranteed.

In the third quarter of 2019, the Company entered into an agreement for the transportation of additional oil production. Under this new agreement, which is a collaboration with several other parties, our baseline volume commitment is for 15,000 Bbls per day for a seven year term. Deliveries under this sales agreement are expected to commence in the third quarter of 2019, but the initial obligation may be reduced as the existing pipeline is currently under allocation. If we are unable to fulfill all of our minimum volume commitment and such commitment is not sufficiently reduced by offsetting production delivered by other parties, we may be required to pay demand charges on any unfulfilled capacity.

Natural Gas Commitments

In collaboration with several other producers and DCP Midstream, LP ("DCP Midstream"), we entered into two facilities expansion agreements with DCP Midstream, LP ("DCP Midstream") to expand and improve its natural gas gathering pipelines and processing facilities. DCP Midstream completed and turned on line the first of the two 200 MMcf per day plants in August 2018. The second plant is currently being commissioned and is expected to be placed fully into service during the third quarter of 2019. We are bound to the volume requirements in these agreements on the first day of the calendar month following the actual in-service date of the relevant plant. Both agreements require baseline volume commitments, consisting of our gross wellhead volume delivered in November 2016 to DCP Midstream, and incremental wellhead volume commitments of 46.4 MMcf per day and 43.8 MMcf per day for the first and second agreements, respectively, for 7 years. If we are unable to fulfill all of our contractual obligations and our obligations are not sufficiently reduced by the collective volumes delivered by other producers, we may be required to pay penalties or damages pursuant to these agreements. During the second quarter of 2019, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations. We are also required for the first three years of the contracts to guarantee a certain target profit margin to DCP Midstream on these incremental volumes. Payments made to date for such quantities have not been significant.

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

16.	Supplemental Schedule of Information to the Condensed Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the condensed consolidated financial statements for the periods presented (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information:	2019	2018
Interest paid	$21,139	$17,448

Non-cash investing and financing activities:
Accrued well costs as of period end	$52,531	$75,705
Asset retirement obligations incurred with development activities	1,278	473
Asset retirement obligations assumed with acquisitions	—	5
Obligations discharged with asset retirements and divestitures	$(5,586)	$(5,964)

Net changes in operating assets and liabilities:
Accounts receivable	$33,541	$2,797
Accounts payable and accrued expenses	(685)	(42)
Revenue payable	(1,208)	5,377
Production taxes payable	(13,849)	8,199
Other	634	88
Changes in operating assets and liabilities	$18,433	$16,419

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying condensed consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of June 30, 2019 and its results of operations for the three and six months ended June 30, 2019 and 2018.  It should be read in conjunction with the accompanying audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019. Unless the context otherwise requires, references to "SRC Energy," "we," "us," "our," or the "Company" in this report refer to the registrant, SRC Energy Inc., and its subsidiaries.

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

In order to maintain operational focus while preserving developmental flexibility, we strive to attain operational control of a majority of the wells in which we have a working interest. We currently operate approximately 90% of our proved developed reserves and anticipate operating a majority of our future net drilling locations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil (NYMEX-WTI)
Average NYMEX Price	$59.78	$68.03	$57.31	$65.46
Realized Price *	52.75	61.22	50.32	58.48
Differential *	$(7.03)	$(6.81)	$(6.99)	$(6.98)

Natural Gas (NYMEX-Henry Hub)
Average NYMEX Price	$2.64	$2.80	$2.89	$2.90
Realized Price *	1.58	1.64	2.04	1.87
Differential *	$(1.06)	$(1.16)	$(0.85)	$(1.03)

NGL Realized Price	$9.39	$17.65	$10.95	$18.30
* Adjusted to include the effect of transportation and gathering expenses.

Market conditions in the Wattenberg Field can require us to sell oil at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. To the extent the Company's oil production exceeded its firm sales commitments during the six months ended June 30, 2019, the surplus oil production was sold at a reduced differential as compared to our committed volumes.

Our natural gas sales tend to trend closely with Colorado Interstate Gas – Rocky Mountains as published in Inside FERC’s Gas Market Report, published by Platts ("CIG"). Average CIG prices for the second quarter of 2019 decreased to $1.95 from $2.95 in the first quarter of 2019, resulting in the basis difference for CIG to NYMEX-Henry Hub increasing from $0.20 to $0.69.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the “ceiling test” required under the accounting principles for companies following the “full cost” method of accounting.  At June 30, 2019, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of June 30, 2019:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
512	495	165	44	677	539

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
433	409	321	57	754	466

In addition to the producing wells summarized in the preceding table, as of June 30, 2019, we were the operator of 122 gross (115 net) horizontal wells in progress. As of June 30, 2019, we are participating in 39 gross (5 net) non-operated horizontal wells in progress.

As we develop our acreage through horizontal drilling, we have an active program for the remediation and reclamation of the vast majority of the operated vertical wellbores. During the six months ended June 30, 2019, we reclaimed 58 wells and returned the associated acreage to the property owners.

Drilling and Completion Operations

Our drilling and completion schedule drives our production forecast. We believe that at current drilling and completion cost levels and with currently prevailing commodity prices, we can achieve attractive well-level rates of return. Should commodity prices weaken or our costs escalate significantly, our operational flexibility will allow us to adjust our drilling and completion schedule, if prudent. If the well-level internal rate of return is at or below our weighted-average cost of capital, we may choose to delay completions and/or forego drilling altogether. Conversely, if commodity prices move higher and operating conditions are favorable, we may choose to accelerate drilling and completion activities, assuming adequate gas processing capacity is available at the time.

During the six months ended June 30, 2019, we drilled 59 operated horizontal wells and turned 58 operated horizontal wells to sales. As of June 30, 2019, the Company had 12 gross (11 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the third quarter. As of June 30, 2019, we are the operator of 122 gross (115 net) horizontal wells in progress. All of this activity was funded through cash flows from operations. For 2019 as a whole, we expect to drill 99 gross (90 net) operated horizontal wells and complete approximately 68 gross (62 net) operated horizontal wells with mid-length and long laterals targeting the Codell and Niobrara formations.

For the six months ended June 30, 2019, we participated in the completion of 8 gross (0.4 net) non-operated horizontal wells. As of June 30, 2019, we are participating in 39 gross (5 net) non-operated horizontal wells in progress.

Production

For the three months ended June 30, 2019, our average daily production increased to 60,833 BOED as compared to 47,646 BOED for the three months ended June 30, 2018. During the first six months of 2019, our average net daily production was 63,288 BOED. By comparison, during the six months ended June 30, 2018, our average production rate was 46,528 BOED. As of June 30, 2019, approximately 98% of our daily production was from horizontal wells.

Gas gathering and processing constraints have continued to limit production growth and ultimately restrict well performance within the DJ Basin. DCP Midstream, our primary gas gathering and processing service provider, has maintained a system-wide producer allocation which is intended to stabilize line pressures. In addition, significant planned and unplanned downtime reduced system capacity throughout the second quarter and first half of 2019. This resulted in consistently high line pressures, restricting our ability to maintain consistent production levels, and we have continued to shut-in and curtail our production. The aggregate volumes currently shut-in are approximately 25,000 BOED with an approximate 33% oil cut. This volume and oil cut is based upon what the wells were producing at the time they were shut in.  In response to these conditions, we planned our 2019 budgeted activity to adjust the cadence of both drilling and completion operations and reduced our year-over-year capital expenditures budget by approximately 35% in order to optimize capital efficiency.

Strategy

Our primary objective has been to enhance shareholder value by increasing our net asset value, net reserves, and cash flow through acquisitions and development of oil and gas properties. In light of current midstream constraints in the D-J basin and the current commodity price environment, we have increased our emphasis on financial discipline to maximize capital efficiency. This along with other key elements of our business strategy are described below:

•
Maximize shareholder value and maintain financial discipline with a goal of establishing free cash flow at the corporate level.  We have continued to align our capital expenditures with our cash flows by adjusting our operating activities depending on commodity prices and infrastructure capacity. We strive to be a cost-efficient operator and to maintain a relatively low utilization of debt. Towards this goal, we have reduced our operational activities during 2019 as further described below in Significant Developments.

•
Concentrate on our existing core area in the D-J Basin, where we have significant operating experience.  All of our current wells and our proved undeveloped acreage are located in the Wattenberg Field. Focusing our operations in this area leverages our management, technical, and operational experience in the basin.

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

•
Control and reduce emissions from our drilling and completion activities and production facilities. We place high importance on achieving compliance with all applicable air quality rules and regulations and the further reduction of emissions continues to be a top priority. To minimize emissions, we employ best management practices such as contracting an electric hydraulic stimulation fleet, utilizing all available direct pipeline take-away access and pneumatic actuated instrument devices, and working with suppliers to deploy diesel engines that meet the U.S. Environmental Protection Agency Tier 4 standard. We control emissions and minimize flaring of gas during the drilling and completion process. We use additional vapor recovery equipment during production for further emissions reduction. We continue to evolve the design of our production facilities to produce oil and natural gas with fewer air emissions, including those emissions for which there are public health standards (e.g. ozone and particulate matter).

•
Operate in a safe manner and work in partnership with our surrounding stakeholders.  While our scale of operations has increased significantly, we continue to focus on maintaining a safe workplace for our employees and contractors. Further, as technology for resource development has advanced, we seek to utilize best industry practices to meet or exceed regulatory requirements while reducing our impacts on neighboring communities. Such practices include building our infrastructure out ahead of operations to minimize traffic, working with our service providers to minimize dust and lighting issues, and constructing sound walls to minimize noise.  We value our positive relationship with local governmental entities and the communities in which we operate and seek to continually achieve a status of operator of choice.

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

•
Acquire and develop assets near established infrastructure. We have historically targeted acquisitions of contiguous acreage to focus our development plans on areas where technically-capable, financially-stable midstream companies have existing assets and plans for additional investment. We continue to work collaboratively with these companies to proactively identify expansion opportunities that complement our current development plans. This enables the use of gathering pipelines, which reduces the need to use trucks and thereby reduces traffic and noise.

Significant Developments

Operations

In May 2019, we released our completion crew. In our continuing effort to reduce air emissions, we plan to test an electric hydraulic stimulation fleet beginning in the third quarter of 2019.  Furthermore, we will release one of our drilling rigs in the third quarter of 2019 and expect to operate one drilling rig for the remainder of the year and into 2020.

Legislative Matters

New legislation governing oil and gas development in Colorado, referred to as SB19-181, and titled "Protect Public Welfare Oil and Gas Operations," became law in April 2019. Among other things, SB19-181 provides that local governments have land use authority to regulate the siting of oil and gas locations, states that it is in the public interest to regulate the development of oil and gas resources in a manner that protects public health, safety, and welfare, including protection of the environment and wildlife resources, and modifies requirements related to statutory pooling. There is ongoing rulemaking associated with this legislation that will affect the implementation and effect of the law. SB19-181 could have a variety of effects on our operations, but we believe that some of these impacts may be mitigated by the fact that the statute places a significant emphasis on local control of oil and gas regulatory matters, and all of our planned future development activities are in Weld County, a jurisdiction in which there is a strong support of the oil and gas industry.

Revolving Credit Facility

In April 2019, the lenders under the Revolver completed their semi-annual redetermination of our borrowing base. The borrowing base was increased from $650 million to $700 million, and we increased our aggregate elected commitment from $500 million to $550 million.

Trends and Outlook

NYMEX-WTI oil traded at $45.15 per Bbl on December 28, 2018, but increased approximately 29% as of June 28, 2019 to $58.20. NYMEX-Henry Hub natural gas traded at $3.25 per Mcf on December 28, 2018, but declined approximately 26% as of June 28, 2019 to $2.42. Although NYMEX-WTI oil prices increased over the first half in 2019, they continue to be volatile and are out of our control. If oil prices decrease, this could (i) reduce our cash flow, which could, in turn, reduce the funds available for the exploration and replacement of oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) result in marginally productive oil and natural gas wells being shut-in as non-commercial, and (vi) cause ceiling test impairments.

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

To address the growing volumes of natural gas production in the D-J Basin, DCP Midstream has been developing multiple projects including new processing plants, an expansion of its low- and high-pressure gathering systems, additional compression, and plant bypass infrastructure. Most notably, in collaboration with DCP Midstream, we and several other producers agreed to support the expansion of natural gas gathering and processing capacity through agreements that impose baseline and incremental volume commitments, which we are currently exceeding. DCP Midstream's second expansion under this arrangement is the O'Connor processing complex, which is currently being expanded by 200 MMcf per day of processing capacity along with the ability to bypass an incremental 100 MMcf per day. This processing expansion is expected to be placed in service during the third quarter of 2019. DCP Midstream has also recently announced an offload agreement with Western Midstream Partners, LP for up to 225 MMcf per day of incremental processing capacity in 2020 at Western’s facility. Further, DCP Midstream has secured the land and permits for the development of another facility ("Bighorn"), where DCP Midstream could add processing capacity of up to 1 Bcf per day, including bypass.

As a result of the current lack of gas processing capacity, a system-wide volume allocation limiting each producer’s throughput was implemented in November 2017 and has not been lifted. In an effort to pace development with midstream capacity, we will release one of our two drilling rigs during third quarter of 2019 and will run one rig for the remainder of the year and into 2020. Additionally, we dropped our sole completion crew during the second quarter of 2019. As gas processing capacity increases, we plan to bring back one completion crew in the third quarter of 2019. We will be utilizing an electric fleet upon the crew's return to service. In our continuing effort to reduce our emissions, we want to test the efficiency of the electric fleet for its possible usage in 2020.

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

Oil pipeline takeaway capacity utilization has increased as oil production in the basin has grown. However, capacity decreased in the second quarter of 2019 when a portion of a third-party crude oil pipeline system was converted to NGL service. To address the projected demand for additional capacity, several open seasons have been announced for the expansion of certain interstate pipelines servicing the Wattenberg Field. We continuously strive to reduce the negative differential realized on our oil production depending on transportation commitments, local refinery demand, and our production volumes. Further details regarding posted prices and average realized prices are discussed in "-Market Conditions."

For 2019, we expect to drill 99 gross operated horizontal wells (59 of which were drilled through June 30, 2019) with mostly mid-length and long laterals targeting the Codell and Niobrara zones. We anticipate that total capital expenditures, including operated drilling and completion costs, limited leasehold acquisition costs and selected non-operated drilling and completion costs, will be between $425 million and $450 million and will lead to an increase in production and associated proved developed producing reserves. Our current estimate is that full-year 2019 production will average between 63,000 BOED and 66,000 BOED with oil making up 42% to 45% of production.

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

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

For the three months ended June 30, 2019, we reported net income of $54.5 million compared to net income of $49.6 million during the three months ended June 30, 2018. Net income per basic and diluted share was $0.22 for the three months ended June 30, 2019 compared to net income per basic and diluted share of $0.20 for the three months ended June 30, 2018.

Oil, Natural Gas, and NGL Production and Revenues - For the three months ended June 30, 2019, we recorded total oil, natural gas, and NGL revenues of $162.6 million compared to $147.1 million for the three months ended June 30, 2018, an increase of $15.5 million or 11%. The following table summarizes key production and revenue statistics:

	Three Months Ended June 30,		Percentage
	2019	2018	Change
Production:
Oil (MBbls) [1]	2,441	1,846	32%
Natural Gas (MMcf) [2]	11,905	8,987	32%
NGLs (MBbls) [1]	1,111	992	12%
MBOE [3]	5,536	4,336	28%
BOED [4]	60,833	47,646	28%

Revenues (in thousands):
Oil	$132,098	$114,857	15%
Natural Gas	20,069	14,714	36%
NGLs	10,435	17,516	(40)%
	$162,602	$147,087	11%
Average sales price:
Oil [5]	$52.75	$61.22	(14)%
Natural Gas [5]	1.58	1.64	(4)%
NGLs	9.39	17.65	(47)%
BOE [5]	$28.53	$33.50	(15)%
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

Net oil, natural gas, and NGL production for the three months ended June 30, 2019 averaged 60,833 BOED, an increase of 28% over average production of 47,646 BOED in the three months ended June 30, 2018. From June 30, 2018 to June 30, 2019, our well count increased by 165 net horizontal wells, growing our reserves and daily production totals. The 28% increase in production resulted in an increase in revenues which was partially offset by the 15% decrease in average sales prices.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Production costs	$12,963	$11,433
Workover	267	179
Total LOE	$13,230	$11,612

Per BOE:
Production costs	$2.34	$2.64
Workover	0.05	0.04
Total LOE	$2.39	$2.68

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the three months ended June 30, 2019, we experienced increased production expense compared to the three months ended June 30, 2018 due to an increase in net operated wells.

Transportation and gathering - Transportation and gathering costs were $4.7 million, or $0.84 per BOE, for the three months ended June 30, 2019, compared to $1.9 million, or $0.43 per BOE, for the three months ended June 30, 2018. Coinciding with the increase in its production in 2019, the Company has increased the volume of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. Production taxes were $13.2 million, or $2.38 per BOE, for the three months ended June 30, 2019, compared to $15.1 million, or $3.47 per BOE, during the three months ended June 30, 2018. As a percentage of revenues, production taxes were 8.1% and 10.2% for the three months ended June 30, 2019 and 2018, respectively.

DD&A - The following table summarizes the components of DD&A:

	Three Months Ended June 30,
(in thousands)	2019	2018
Depletion of oil and gas properties	$56,597	$40,927
Depreciation and accretion	1,430	950
Total DD&A	$58,027	$41,877

DD&A expense per BOE	$10.48	$9.66

For the three months ended June 30, 2019, DD&A was $10.48 per BOE compared to $9.66 per BOE for the three months ended June 30, 2018. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Three Months Ended June 30,
(in thousands)	2019	2018
Total Non-Cash G&A	$3,819	$3,768
Total Cash G&A	8,932	8,953
Capitalized G&A Costs	(3,508)	(3,315)
Total G&A Expense	$9,243	$9,406

Non-Cash G&A Expense	$3,142	$3,146
Cash G&A Expense	6,101	6,260
Total G&A Expense	$9,243	$9,406

Non-Cash G&A Expense per BOE	$0.57	$0.73
Cash G&A Expense per BOE	1.10	1.44
G&A Expense per BOE	$1.67	$2.17

G&A includes overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $9.2 million for the second quarter of 2019 were 2% lower than G&A for the same period of 2018.

Our G&A expense for the three months ended June 30, 2019 includes stock-based compensation of $3.1 million compared to $3.1 million for the three months ended June 30, 2018.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool.

Commodity derivative gains (losses) - As more fully described in Item 1. Financial Statements – Note 7, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the three months ended June 30, 2019, we realized a settlement gain of $3.3 million. For the prior comparable period, we realized a settlement loss of $5.9 million.

In addition, for the three months ended June 30, 2019, we recorded an unrealized gain of $5.0 million to recognize the mark-to-market change in fair value of our commodity contracts. By comparison, in the three months ended June 30, 2018, we reported an unrealized loss of $8.4 million. Unrealized gains and losses are non-cash items.

Income taxes - As more fully described in Item 1. Financial Statements – Note 12, Income Taxes, we reported income tax expense of $18.2 million for the three months ended June 30, 2019 as compared to $3.3 million for the comparable prior year period. The effective tax rate for the three months ended June 30, 2018 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

For the six months ended June 30, 2019, we reported net income of $104.2 million compared to net income of $115.4 million during the six months ended June 30, 2018. Net income per basic and diluted share was $0.43 for the six months ended June 30, 2019 compared to net income per basic and diluted share of $0.48 and $0.47, respectively, for the six months ended June 30, 2018.

Oil, Natural Gas, and NGL Production and Revenues - For the six months ended June 30, 2019, we recorded total oil, natural gas, and NGL revenues of $352.1 million compared to $294.3 million for the six months ended June 30, 2018, an increase of $57.7 million or 20%. The following table summarizes key production and revenue statistics:

	Six Months Ended June 30,		Percentage
	2019	2018	Change
Production:
Oil (MBbls)	5,408	3,887	39%
Natural Gas (MMcf)	23,296	16,706	39%
NGLs (MBbls)	2,165	1,750	24%
MBOE	11,455	8,422	36%
BOED	63,288	46,528	36%

Revenues (in thousands):
Oil	$279,178	$231,061	21%
Natural Gas	49,173	31,231	57%
NGLs	23,706	32,028	(26)%
	$352,057	$294,320	20%
Average sales price:
Oil	$50.32	$58.48	(14)%
Natural Gas	2.04	1.87	9%
NGLs	10.95	18.30	(40)%
BOE	$29.97	$34.50	(13)%

Net oil, natural gas, and NGL production for the six months ended June 30, 2019 averaged 63,288 BOED, an increase of 36% over average production of 46,528 BOED in the six months ended June 30, 2018. From June 30, 2018 to June 30, 2019, our well count increased by 165 net horizontal wells, growing our reserves and daily production totals. The 36% production resulted in an increase in revenues which was partially offset by the 13% decrease in average sales prices.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Production costs	$30,244	$19,147
Workover	346	361
Total LOE	$30,590	$19,508

Per BOE:
Production costs	$2.64	$2.27
Workover	0.03	0.04
Total LOE	$2.67	$2.31

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the six months ended June 30, 2019, we experienced increased production expense compared to the six months ended June 30, 2018 primarily due to an increase in net operated wells.

Transportation and gathering - Transportation and gathering costs were $8.7 million, or $0.76 per BOE, for the six months ended June 30, 2019, compared to $3.7 million, or $0.44 per BOE, for the six months ended June 30, 2018. Coinciding with the increase in its production in 2019, the Company has increased the volume of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the three months ended March 31, 2019, the Company reduced its estimate for 2018 severance taxes. When preparing the 2018 severance tax return, we determined that the credit for ad valorem taxes would be greater than originally estimated, resulting in a reduction of 2018 severance taxes. Based on this analysis, the Company's prior year accrual was reduced, resulting in an approximate $7.9 million reduction to our production taxes. Production taxes were $20.3 million, or $1.77 per BOE, for the six months ended June 30, 2019, compared to $28.5 million, or $3.38 per BOE, for the six months ended June 30, 2018. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 5.8% and 9.7% for the six months ended June 30, 2019 and 2018, respectively, with the 2019 period reflecting the effect of the change in estimate.

DD&A - The following table summarizes the components of DD&A:

	Six Months Ended June 30,
(in thousands)	2019	2018
Depletion of oil and gas properties	$116,025	$77,029
Depreciation and accretion	2,920	1,929
Total DD&A	$118,945	$78,958

DD&A expense per BOE	$10.38	$9.38

For the six months ended June 30, 2019, DD&A was $10.38 per BOE compared to $9.38 per BOE for the six months ended June 30, 2018. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

G&A - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Total Non-Cash G&A	$8,232	$7,163
Total Cash G&A	17,682	18,299
Capitalized G&A Costs	(7,202)	(6,456)
Total G&A Expense	$18,712	$19,006

Non-Cash G&A Expense	$6,825	$5,942
Cash G&A Expense	11,887	13,064
Total G&A Expense	$18,712	$19,006

Non-Cash G&A Expense per BOE	$0.60	$0.71
Cash G&A Expense per BOE	1.04	1.55
G&A Expense per BOE	$1.64	$2.26

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees and regulatory costs, among others. Total G&A costs of $18.7 million for the six months ended June 30, 2019 were 2% lower than G&A for the same period of 2018. Cash G&A for the six months ended June 30, 2018 was elevated by expenses incurred in support of Colorado oil and gas legislative activities during the second quarter of 2018.

Our G&A expense for the six months ended June 30, 2019 includes stock-based compensation of $6.8 million compared to $5.9 million for the six months ended June 30, 2018.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the six months ended June 30, 2018 to the six months ended June 30, 2019 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivatives - As more fully described in Item 1. Financial Statements – Note 7, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the six months ended June 30, 2019, we realized a settlement gain of $8.2 million. For the prior comparable period, we realized a settlement loss of $8.0 million, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the six months ended June 30, 2019, we recorded an unrealized loss of $22.8 million to recognize the mark-to-market change in fair value of our commodity contracts. In comparison, in the six months ended June 30, 2018, we reported an unrealized loss of $12.1 million. Unrealized losses are non-cash items.

Income taxes - We reported income tax expense of $36.3 million for the six months ended June 30, 2019 as compared to $9.2 million of income tax expense for the comparable prior year period. The effective tax rate for the six months ended June 30, 2018 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

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

We believe that our current capital resources, including cash flows from operating activities, cash on hand, and amounts available under our revolving credit facility will be sufficient to fund our planned capital expenditures and operating expenses for the next twelve months. During the six months ended June 30, 2019, our cash provided by operating activities of $301.6 million exceeded the $276.1 million spent on drilling and completion activities. To the extent actual operating results differ from our anticipated results, available borrowings under our credit facility are reduced, or we experience other unfavorable events, our liquidity could be adversely impacted.  Our liquidity would also be affected if we increase our capital expenditures or complete one or more additional acquisitions. Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

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

At June 30, 2019, we had cash and cash equivalents of $27.8 million, $550.0 million outstanding on our 2025 Senior Notes, and a $165.0 million balance outstanding under our revolving credit facility. Our sources and (uses) of funds for the six months ended June 30, 2019 and 2018 are summarized below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operations	$301,583	$235,762
Capital expenditures	(304,545)	(255,712)
Net cash provided by other investing activities	12,802	766
Net cash provided by (used in) equity financing activities	(1,126)	3,025
Net cash provided by (used in) debt financing activities	(30,484)	22,857
Net increase (decrease) in cash and cash equivalents	$(21,770)	$6,698

Net cash provided by operating activities was $301.6 million and $235.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash from operating activities reflects the growth in our production.

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

In April 2019, the borrowing base was increased from $650 million to $700 million, and our elected commitment amount was increased to $550 million from $500 million. As of June 30, 2019, there was a $165.0 million principal balance outstanding and no letters of credit outstanding, leaving $385.0 million available to us for future borrowings. The next semi-annual redetermination is scheduled for November 2019. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid provides for an escalation in applicable margin based on increased utilization of the Revolver. The Revolver requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the last day of any fiscal quarter or (b) permit its ratio of current assets to current liabilities, each as defined in the agreement, to be less than 1.0 to 1.0 as of the last day of any fiscal quarter.

2025 Senior Notes

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "2025 Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25%. Interest is payable on June 1 and December 1 of each year.

The 2025 Senior Notes were issued pursuant to an indenture dated as of November 29, 2017 (the "Indenture") and will be guaranteed on a senior unsecured basis by the Company’s existing and future subsidiaries that incur or guarantee certain indebtedness, including indebtedness under the Revolver. The Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other restrictions and limitations: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge, or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications.

Capital Expenditures

Capital expenditures for drilling and completion activities totaled $202.1 million and $231.2 million for the six months ended June 30, 2019 and 2018, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Six Months Ended June 30,
	2019	2018
Capital expenditures for drilling and completion activities	$202,119	$231,196
Acquisitions of oil and gas properties and leasehold[1]	219	16,402
Capitalized interest, capitalized G&A, and other	32,489	26,753
Accrual basis capital expenditures[2]	$234,827	$274,351
1 Acquisitions of oil and gas properties and leasehold reflects the full purchase price of the relevant acquisitions, including non-cash additions for liabilities assumed in the transaction such as asset retirement obligations.
2 Capital expenditures reported in the condensed consolidated statement of cash flows are calculated on a cash basis, which differs from the accrual basis used to calculate the capital expenditures.

During the six months ended June 30, 2019, we drilled 59 operated horizontal wells and turned 58 operated horizontal wells to sales. As of June 30, 2019, the Company had 12 gross (11 net) wells that were drilled and completed, but not producing. These wells are expected to be turned to sales during the third quarter. As of June 30, 2019, we are the operator of 122 gross (115 net) horizontal wells in progress. All of the wells in progress at June 30, 2019 are scheduled to commence production before December 31, 2020. All of our drilling and completion activity was funded through cash flows from operations.

For the six months ended June 30, 2019, we participated in 47 gross (5 net) non-operated horizontal wells.

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

We anticipate that our full-year 2019 capital expenditures, including operated drilling and completion costs, limited leasehold acquisition costs and selected non-operated drilling and completion costs, will be between $425 million and $450 million. However, should commodity prices and/or economic conditions change, we can reduce or accelerate (subject to midstream constraints) our drilling and completion activities, which could have a material impact on our anticipated capital requirements.

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

Oil and Natural Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At June 30, 2019, we had open positions covering 2.9 million barrels of oil and 11.0 Bcf of natural gas. We do not use derivative instruments for speculative purposes.

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

During the six months ended June 30, 2019, we reported an unrealized commodity activity loss of $22.8 million.  Unrealized losses are non-cash items.  We also reported a realized gain of $8.2 million, representing the settlement of commodity contracts settled during the period.

At June 30, 2019, we estimated that the fair value of our various commodity derivative contracts was a net asset of $12.1 million. See Item 1. Financial Statements – Note 8, Fair Value Measurements, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income	$54,468	$49,624	$104,219	$115,420
Depreciation, depletion, and accretion	58,027	41,877	118,945	78,958
Stock-based compensation expense	3,142	3,146	6,825	5,942
Mark-to-market of commodity derivative contracts:
Total loss on commodity derivatives contracts	(8,285)	14,294	14,628	20,075
Cash settlements on commodity derivative contracts	3,089	(4,566)	7,715	(6,121)
Cash premiums paid for commodity derivative contracts	(658)	—	(977)	—
Interest income	(92)	(5)	(161)	(14)
Income tax expense	18,237	3,347	36,271	9,158
Adjusted EBITDA	$127,928	$107,717	$287,465	$223,418

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions indicate forward-looking statements. Forward-looking statements included in this report include statements relating to future capital expenditures and projects, the adequacy and nature of future sources of financing, midstream capacity issues and planned capacity expansion projects, future production (including production relative to volume commitments) and reserves, covenant compliance, and the implementation and effects of SB19-181 and our responses thereto.

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

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 81% and 79% of our revenue during the three and six months ended June 30, 2019, respectively, was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in a $12.2 million and $27.0 million change in revenues during the three and six months ended June 30, 2019, respectively; a $0.25 per Mcf change in our realized natural gas price would have resulted in a $3.0 million and $5.8 million change in our natural gas revenues for the three and six months ended June 30, 2019, respectively; and a $5 per barrel change in our realized NGL price would have resulted in a $5.6 million and $10.8 million change in our NGL revenues for the three and six months ended June 30, 2019, respectively.

During the three months ended June 30, 2019, the average price of oil was higher than it was in the first quarter of 2019 whereas the average prices for natural gas and NGLs were lower.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the US dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes. As of June 30, 2019, we had open oil and natural gas derivatives in a net asset position with a fair value of $12.1 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $12.1 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $9.4 million.

Interest Rate Risk - At June 30, 2019, we had $165.0 million outstanding under our revolving credit facility.  Interest on amounts borrowed under our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the three and six months ended June 30, 2019, we incurred interest expense of $2.1 million and $4.3 million on our revolving credit facility. When we have balances outstanding under the revolving credit facility, we are exposed to interest rate risk if the variable reference rates increase. If interest rates increase, our interest payments would increase, and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1%, our interest expense in the three and six months ended June 30, 2019 would have changed by approximately $0.5 million and $1.0 million, respectively.

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

We believe that our exposure to counterparty risk decreased slightly during the second quarter of 2019 as the amounts due to us from counterparties decreased.

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

During the quarter ended June 30, 2019, there were no material developments regarding the legal matters, previously described under Item 3, Legal Proceedings, of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2019. This information should be considered carefully together with other information in this report and other reports and materials we file with the SEC. We are subject to various legal proceedings from time to time in the ordinary course of our business, but there are currently no pending legal proceedings to which we are subject that we believe to be material.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2019 - April 30, 2019 (1)	24,609	$5.12
May 1, 2019 - May 31, 2019 (1)	22,860	5.23
June 1, 2019 - June 30, 2019 (1)	996	$4.71
Total	48,465

(1) Pursuant to statutory minimum withholding requirements, certain of our employees exercised their right to "withhold to cover" as a tax payment method for the vesting and exercise of certain shares. These elections were outside of any publicly announced repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.        Exhibits

Exhibit Number	Exhibit
10.1	Form of Performance-Vested Stock Unit Agreement (2019) *
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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July, 2019.

SRC Energy Inc.

/s/ Lynn A. Peterson
Lynn A. Peterson, President and Chief Executive Officer (Principal Executive Officer)

/s/ James P. Henderson
James P. Henderson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jared C. Grenzenbach
Jared C. Grenzenbach, Vice President and Chief Accounting Officer (Principal Accounting Officer)