Form 10-Q
period 2019-09-30
SRC Energy Inc.
filed 2019-11-06
CIK 1413507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 243,563,280 outstanding shares of common stock as of November 4, 2019.

SRC ENERGY INC.

SRC ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share data)

ASSETS	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$69,496	$49,609
Accounts receivable:
Oil, natural gas, and NGL sales	60,611	100,973
Trade	19,698	39,415
Commodity derivative assets	15,166	34,906
Other current assets	14,616	7,537
Total current assets	179,587	232,440

Property and equipment:
Oil and gas properties, full cost method:
Proved properties, net of accumulated depletion	1,804,476	1,545,445
Wells in progress	200,326	227,262
Unproved properties and land, not subject to depletion	666,439	740,453
Oil and gas properties, net	2,671,241	2,513,160
Other property and equipment, net	4,395	5,540
Total property and equipment, net	2,675,636	2,518,700
Commodity derivative assets	3,287	—
Other assets	9,062	3,574
Total assets	$2,867,572	$2,754,714

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,840	$150,010
Revenue payable	94,130	97,030
Production taxes payable	92,752	95,099
Asset retirement obligations	4,832	11,694
Total current liabilities	296,554	353,833

Revolving credit facility	165,000	195,000
Notes payable, net of issuance costs	540,293	539,360
Asset retirement obligations	43,802	40,052
Deferred taxes	87,279	37,967
Other liabilities	3,467	2,210
Total liabilities	1,136,395	1,168,422

Commitments and contingencies (See Note 15)

Shareholders' equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 400,000,000 shares authorized: 243,511,005 and 242,608,284 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	244	243
Additional paid-in capital	1,502,977	1,492,107
Retained earnings	227,956	93,942
Total shareholders' equity	1,731,177	1,586,292

Total liabilities and shareholders' equity	$2,867,572	$2,754,714

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil, natural gas, and NGL revenues	$134,094	$160,978	$486,151	$455,298

Expenses:
Lease operating expenses	13,377	10,360	43,967	29,868
Transportation and gathering	4,021	1,994	12,739	5,729
Production taxes	10,843	12,824	31,114	41,325
Depreciation, depletion, and accretion	57,401	45,188	176,346	124,146
General and administrative	16,671	10,685	35,383	29,691
Total expenses	102,313	81,051	299,549	230,759

Operating income	31,781	79,927	186,602	224,539

Other income (expense):
Commodity derivative gain (loss)	10,924	(8,529)	(3,704)	(28,604)
Interest expense, net of amounts capitalized	—	—	—	—
Interest income	76	23	237	37
Other income	55	125	191	152
Total other income (expense)	11,055	(8,381)	(3,276)	(28,415)

Income before income taxes	42,836	71,546	183,326	196,124

Income tax expense	13,041	8,918	49,312	18,076
Net income	$29,795	$62,628	$134,014	$178,048

Net income per common share:
Basic	$0.12	$0.26	$0.55	$0.74
Diluted	$0.12	$0.26	$0.55	$0.73

Weighted-average shares outstanding:
Basic	243,479,734	242,536,781	243,392,487	242,184,348
Diluted	244,547,642	243,560,046	244,134,202	243,207,058

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$134,014	$178,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	176,346	124,146
Settlement of asset retirement obligations	(5,689)	(5,234)
Provision for deferred taxes	49,312	18,076
Stock-based compensation expense	9,914	9,347
Mark-to-market of commodity derivative contracts:
Total loss on commodity derivatives contracts	3,704	28,604
Cash settlements on commodity derivative contracts	13,105	(13,263)
Cash premiums paid for commodity derivative contracts	(1,474)	—
Changes in operating assets and liabilities	50,073	3,830
Net cash provided by operating activities	429,305	343,554

Cash flows from investing activities:
Acquisition of oil and gas properties and leaseholds, net of post-closing adjustments	(4,120)	(129,069)
Capital expenditures for drilling and completion activities	(351,407)	(331,702)
Other capital expenditures	(33,969)	(26,439)
Acquisition of land and other property and equipment	(329)	(2,914)
Proceeds from sales of oil and gas properties and other	12,109	1,233
Net cash used in investing activities	(377,716)	(488,891)

Cash flows from financing activities:
Proceeds from the employee exercise of stock options	—	4,302
Payment of employee payroll taxes in connection with shares withheld	(1,167)	(1,106)
Proceeds from the revolving credit facility	—	115,000
Principal repayments on the revolving credit facility	(30,000)	—
Fees on debt and equity issuances and revolving credit facility amendments	(379)	(2,173)
Lease payments	(156)	(222)
Net cash provided by (used in) financing activities	(31,702)	115,801

Net increase (decrease) in cash and cash equivalents	19,887	(29,536)

Cash and cash equivalents at beginning of period	49,609	48,772

Cash and cash equivalents at end of period	$69,496	$19,236
Supplemental Cash Flow Information (See Note 16)

The accompanying notes are an integral part of these condensed consolidated financial statements

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in thousands, except share data)

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders' Equity
Balance, December 31, 2017	241,365,522	$241	$1,474,273	$(166,080)	$1,308,434
Shares issued under stock bonus and equity incentive plans	268,676	1	(1)	—	—
Shares issued for exercise of stock options	268,303	—	1,064	—	1,064
Stock-based compensation	—	—	3,395	—	3,395
Payment of tax withholdings using withheld shares	—	—	(705)	—	(705)
Other activity	—	—	(73)	—	(73)
Net income	—	—	—	65,796	65,796
Balance, March 31, 2018	241,902,501	242	1,477,953	(100,284)	1,377,911
Shares issued under stock bonus and equity incentive plans	69,420	—	—	—	—
Shares issued for exercise of stock options	524,159	—	3,127	—	3,127
Stock-based compensation	—	—	3,768	—	3,768
Payment of tax withholdings using withheld shares	—	—	(305)	—	(305)
Net income	—	—	—	49,624	49,624
Balance, June 30, 2018	242,496,080	242	1,484,543	(50,660)	1,434,125
Shares issued under stock bonus and equity incentive plans	58,519	—	—	—	—
Shares issued for exercise of stock options	17,600	1	111	—	112
Stock-based compensation	—	—	4,030	—	4,030
Payment of tax withholdings using withheld shares	—	—	(96)	—	(96)
Net income	—	—	—	62,628	62,628
Balance, September 30, 2018	242,572,199	$243	$1,488,588	$11,968	$1,500,799

SRC ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited; in thousands, except share data)

	Number of Common Shares	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2018	242,608,284	$243	$1,492,107	$93,942	$1,586,292
Shares issued under stock bonus and equity incentive plans	709,042	—	—	—	—
Stock-based compensation	—	—	4,413	—	4,413
Payment of tax withholdings using withheld shares	—	—	(876)	—	(876)
Net income	—	—	—	49,751	49,751
Balance, March 31, 2019	243,317,326	243	1,495,644	143,693	1,639,580
Shares issued under stock bonus and equity incentive plans	110,880	—	—	—	—
Stock-based compensation	—	—	3,819	—	3,819
Payment of tax withholdings using withheld shares	—	—	(250)	—	(250)
Net income	—	—	—	54,468	54,468
Balance, June 30, 2019	243,428,206	243	1,499,213	198,161	1,697,617
Shares issued under stock bonus and equity incentive plans	82,799	1	(1)	—	—
Stock-based compensation	—	—	3,806	—	3,806
Payment of tax withholdings using withheld shares	—	—	(41)	—	(41)
Net income	—	—	—	29,795	29,795
Balance, September 30, 2019	243,511,005	$244	$1,502,977	$227,956	$1,731,177

SRC ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization:  SRC Energy Inc. (the "Company") is an independent oil and natural gas company engaged in the acquisition, development, and production of oil, natural gas, and natural gas liquids ("NGLs") in the Denver-Julesburg Basin ("D-J Basin") of Colorado. The Company’s common stock is listed and traded on the NYSE American under the symbol "SRCI."

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

Merger: On August 25, 2019, the Company entered into an Agreement and Plan of Merger ("PDC Merger Agreement") with PDC Energy, Inc., a Delaware corporation ("PDC"), which provides that, among other things, and subject to the terms and conditions of the PDC Merger Agreement, SRC will be merged with and into PDC, with PDC continuing as the surviving corporation (the “PDC Merger”). Pursuant to the PDC Merger Agreement, at the effective time of the PDC Merger, the Company's shareholders will receive 0.158 of a share of PDC common stock for each outstanding share of the Company's common stock, plus cash in lieu of any fractional PDC shares that otherwise would have been issued (the "Merger Consideration"). The PDC Merger Agreement also addresses the treatment of SRC equity awards in the PDC Merger. PDC’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol PDCE. The transaction was unanimously approved by the Boards of Directors of both companies. Completion of the PDC Merger is expected to occur early in the first quarter of 2020, subject to the approval of the Company's shareholders and PDC's stockholders and other customary closing conditions. For three and nine months ended September 30, 2019, the Company has incurred $8.0 million of merger transaction costs recognized in general and administrative expense of the condensed consolidated statements of operations.

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

Major Customers: The Company sells production to a small number of customers as is customary in the industry. Customers representing 10% or more of our oil, natural gas, and NGL revenues (“major customers”) for each of the periods presented are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Customers	2019	2018	2019	2018
Company A	26%	14%	26%	11%
Company B	14%	21%	20%	19%
Company C	24%	23%	17%	13%
Company D	12%	14%	10%	28%
Company E	*	14%	*	16%
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

Customers with balances greater than 10% of total receivable balances as of each of the periods presented are shown in the following table (these companies do not necessarily correspond to those presented above):

	As of	As of
Major Customers	September 30, 2019	December 31, 2018
Company A	13%	15%
Company B	18%	12%
Company C	*	13%
Company D	11%	*
Company E	15%	12%

* less than 10%

The Company operates exclusively within the United States of America, and except for cash and cash equivalents, all of the Company’s assets are utilized in, and all of our revenues are derived from, the oil and gas industry.

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options (collectively “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease payment liabilities in the balance sheet for leases representing the Company’s right to use the underlying assets over the lease term. Each lease that is recognized in the balance sheet will be classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and presentation within the statements of cash flows.

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

2.	Property and Equipment

The capitalized costs related to the Company’s oil and gas producing activities were as follows (in thousands):

	As of	As of
Oil and gas properties, full cost method:	September 30, 2019	December 31, 2018
Costs of proved properties:
Producing and non-producing	$2,817,646	$2,385,958
Less, accumulated depletion and full cost ceiling impairments	(1,013,170)	(840,513)
Subtotal, proved properties, net	1,804,476	1,545,445

Costs of wells in progress	200,326	227,262

Costs of unproved properties and land, not subject to depletion:
Lease acquisition and other costs	657,044	731,058
Land	9,395	9,395
Subtotal, unproved properties and land	666,439	740,453

Costs of other property and equipment:
Other property and equipment	10,060	9,642
Less, accumulated depreciation	(5,665)	(4,102)
Subtotal, other property and equipment, net	4,395	5,540

Total property and equipment, net	$2,675,636	$2,518,700

For proved producing and non-producing properties, the Company performs a ceiling test each quarter to determine whether there has been an impairment to its capitalized costs. At September 30, 2019 and December 31, 2018, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairments were necessary.

Capitalized Overhead: A portion of the Company’s overhead expenditures are directly attributable to acquisition, exploration, and development activities.  Under the full cost method of accounting, these expenditures, in the amounts shown in the table below, were capitalized in the full cost pool (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capitalized overhead	$3,485	$3,129	$10,635	$9,522

3.	Depletion, depreciation, and accretion ("DD&A")

DD&A consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depletion of oil and gas properties	$55,984	$44,230	$172,009	$121,259
Depreciation and accretion	1,417	958	4,337	2,887
Total DD&A Expense	$57,401	$45,188	$176,346	$124,146

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

Nine Months Ended September 30, 2019
Asset retirement obligations, December 31, 2018	$51,746
Obligations incurred with development activities	1,616
Accretion expense	2,645
Obligations discharged with asset retirements and divestitures	(7,373)
Asset retirement obligation, September 30, 2019	$48,634
Less, current portion	(4,832)
Long-term portion	$43,802

5.	Revolving Credit Facility

On April 2, 2018, the Company entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with certain banks and other lenders. The Restated Credit Agreement provides a revolving credit facility (sometimes referred to as the "Revolver") and a $25 million swingline facility with a maturity date of April 2, 2023. The Revolver is available for working capital for exploration and production operations, acquisitions of oil and gas properties, and general corporate purposes and to support letters of credit. At September 30, 2019, the terms of the Revolver provided for up to $1.5 billion in borrowings, an aggregate elected commitment of $550 million, and a borrowing base limitation of $700 million. As of September 30, 2019 and December 31, 2018, the outstanding principal balance was $165.0 million and $195.0 million, respectively. At September 30, 2019 and December 31, 2018, the Company had $11.6 million and nil letters of credit issued, respectively. The average annual interest rate for borrowings during the nine months ended September 30, 2019 was 4.3%.

Certain of the Company’s assets, including substantially all of its producing wells and developed oil and gas leases, have been designated as collateral under the Restated Credit Agreement. The amount available to be borrowed is subject to scheduled redeterminations on a semi-annual basis. On September 18, 2019, the lenders consented to a postponement of the redetermination scheduled for November 2019 to the earlier of (i) the termination of the PDC Merger Agreement and (ii) January 1, 2020, which is expected to be extended. If certain events occur or if the bank syndicate or the Company so elects in certain circumstances, an unscheduled redetermination could be undertaken. Completion of the PDC Merger would give rise to an event of default under the terms of the Restated Credit Agreement. To avoid an event of default, PDC will need to obtain waivers or consents from the lenders under the Restated Credit Agreement, or the Revolver will need to be repaid in full and terminated in connection with the PDC Merger.

The Restated Credit Agreement contains covenants that, among other things, restrict the payment of dividends, limit our overall commodity derivative positions, and require the Company to maintain compliance with certain financial and liquidity ratio covenants. As of September 30, 2019, the most recent compliance date, the Company was in compliance with these loan covenants and expects to remain in compliance throughout the next 12-month period.

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

The Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other restrictions and limitations: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge, or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications. If the PDC Merger is completed, PDC may be required to make a change of control offer to repurchase the 2025 Senior Notes from the holders at 101% of the principal amount of the 2025 Senior Notes, together with any accrued and unpaid interest to the date of purchase. The indenture governing the 2025 Senior Notes provides that, in certain circumstances, the notes will be guaranteed by one or more subsidiaries of the Company, in which case such guarantee would be made on a full and unconditional and joint and several senior unsecured basis. As of September 30, 2019, none of the Company's subsidiaries met the criteria in the Indenture to be considered a guarantor of the 2025 Senior Notes.

As of September 30, 2019, the most recent compliance date, the Company was in compliance with the Indenture covenants and expects to remain in compliance throughout the next 12-month period.

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

The Company’s commodity derivative contracts as of September 30, 2019 are summarized below:

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Floor Price / Fixed Price	Weighted-Average Ceiling Price
Crude Oil - NYMEX WTI
Oct 1, 2019 - Dec 31, 2019	Collar	16,000	$55.00	$70.65
Jan 1, 2020 - Dec 31, 2020	Swap	8,000	$55.04

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Weighted-Average Floor Price	Weighted-Average Ceiling Price
Natural Gas - NYMEX Henry Hub
Oct 1, 2019 - Dec 31, 2019	Collar	30,000	$3.00	$3.50

Settlement Period	Derivative Instrument	Volumes (MMBtu per day)	Fixed Basis Difference
Natural Gas - CIG Rocky Mountain
Oct 1, 2019 - Dec 31, 2019	Swap	30,000	$(0.75)

Settlement Period	Derivative Instrument	Volumes (Bbls per day)	Weighted-Average Fixed Price
Propane - Mont Belvieu
Oct 1, 2019 - Dec 31, 2019	Swap	2,000	$37.52

Offsetting of Derivative Assets and Liabilities

As of September 30, 2019 and December 31, 2018, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of either party, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that, in the event of an early termination, each party has the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its condensed consolidated balance sheets.

The following table provides a reconciliation between the net assets and liabilities reflected on the accompanying condensed consolidated balance sheets of the Company’s derivative contracts (in thousands):

		As of September 30, 2019
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$44,510	$(29,344)	$15,166
Commodity derivative contracts	Noncurrent assets	12,382	(9,095)	3,287
Commodity derivative contracts	Current liabilities	29,344	(29,344)	—
Commodity derivative contracts	Noncurrent liabilities	$9,095	$(9,095)	$—

		As of December 31, 2018
Underlying	Balance Sheet Location	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Commodity derivative contracts	Current assets	$39,485	$(4,579)	$34,906
Commodity derivative contracts	Noncurrent assets	—	—	—
Commodity derivative contracts	Current liabilities	4,579	(4,579)	—
Commodity derivative contracts	Noncurrent liabilities	$—	$—	$—

The amount of gain (loss) recognized in the condensed consolidated statements of operations related to derivative financial instruments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gain (loss) on commodity derivatives	$4,532	$(8,273)	$12,749	$(16,228)
Unrealized gain (loss) on commodity derivatives	6,392	(256)	(16,453)	(12,376)
Total gain (loss)	$10,924	$(8,529)	$(3,704)	$(28,604)

Realized gains and losses represent the monthly settlement of derivative contracts at their scheduled maturity date, net of the premiums attributable to settled commodity contracts. The following table summarizes derivative realized gains and losses during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Monthly settlement	$5,029	$(8,273)	$14,223	$(16,228)
Premiums paid	(497)	—	(1,474)	—
Total realized gain (loss)	$4,532	$(8,273)	$12,749	$(16,228)

Credit-Related Contingent Features

As of September 30, 2019, all of the counterparties to the Company's derivative instruments were members of the Company’s credit facility syndicate. The Company’s obligations under the Revolver and its derivative contracts are secured by liens on substantially all of the Company’s producing oil and gas properties.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$18,453	$—	$18,453
Commodity derivative liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets and liabilities:
Commodity derivative asset	$—	$34,906	$—	$34,906
Commodity derivative liability	$—	$—	$—	$—

Commodity Derivative Instruments

The Company determines its estimate of the fair value of commodity derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit standing. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparties to its derivative contracts would default by failing to make any contractually required payments. The Company considers the counterparties to be of substantial credit quality and believes that they have the financial resources and willingness to meet their potential repayment obligations associated with the derivative transactions. At September 30, 2019, derivative instruments utilized by the Company consist of swaps and collars. The oil and natural gas derivative markets are highly active. Although the Company’s derivative instruments are valued based on several factors including public indices, the instruments themselves are traded with third-party counterparties. As such, the Company has classified these instruments as Level 2.

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

The fair value of the 2025 Senior Notes is estimated to be $548.6 million at September 30, 2019. The Company determined the fair value of the 2025 Senior Notes at September 30, 2019 by using observable market-based information for these debt instruments. The Company has classified this fair value estimate as Level 1.

9.	Interest Expense

The components of interest expense are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revolving credit facility	$1,768	$376	$6,073	$461
2025 Senior Notes	8,593	8,593	25,781	25,781
Amortization of issuance costs and other	937	905	2,585	2,905
Less: interest capitalized	(11,298)	(9,874)	(34,439)	(29,147)
Interest expense, net of amounts capitalized	$—	$—	$—	$—

10.	Stock-Based Compensation

As of September 30, 2019, there were 10,500,000 common shares authorized for grant under the 2015 Equity Incentive Plan, of which 1,000,173 shares were available for future grant. The shares available for future grant exclude 1,973,768 shares which have been reserved for future vesting of performance-vested stock units in the event that these awards meet the criteria to vest at their maximum multiplier.

The amount of stock-based compensation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$447	$1,072	$2,269	$3,470
Performance-vested stock units	1,272	1,187	3,601	3,216
Restricted stock units and stock bonus shares	2,087	1,771	6,168	4,507
Total stock-based compensation	$3,806	$4,030	$12,038	$11,193
Less: stock-based compensation capitalized	(717)	(625)	(2,124)	(1,846)
Total stock-based compensation expense	$3,089	$3,405	$9,914	$9,347

Stock options

No stock options were granted during the three and nine months ended September 30, 2019 or 2018. The following table summarizes activity for stock options for the period presented:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (thousands)
Outstanding, December 31, 2018	4,652,634	$10.06	6.4 years	$49
Granted	—	—
Exercised	—	—		—
Expired	(24,000)	9.01
Forfeited	(58,800)	8.28
Outstanding, September 30, 2019	4,569,834	$10.09	5.6 years	$47
Outstanding, Exercisable at September 30, 2019	3,949,534	$10.27	5.5 years	$47

The following table summarizes information about issued and outstanding stock options as of September 30, 2019:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life
Under $5.00	35,000	$3.31	2.8 years	35,000	$3.31	2.8 years
$5.00 - $6.99	671,000	6.29	5.6 years	472,000	6.28	5.2 years
$7.00 - $10.99	1,360,334	9.42	5.6 years	1,121,934	9.48	5.5 years
$11.00 - $13.46	2,503,500	11.57	5.6 years	2,320,600	11.57	5.6 years
Total	4,569,834	$10.09	5.6 years	3,949,534	$10.27	5.5 years

The estimated unrecognized compensation cost from stock options not vested as of September 30, 2019, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation (in thousands)	$1,977
Remaining vesting period	1.3 years

Completion of the PDC Merger will result in each then in-the-money stock option becoming fully vested and converted into the right to receive the Merger Consideration equal to the difference between (i) the number of shares of SRC common stock subject to the option less (ii) a number of shares of SRC common stock equivalent to the value of the aggregate exercise price (less required withholdings). Each out-the-money stock option will be cancelled in exchange for no consideration.

Restricted stock units and stock bonus awards

The following table summarizes activity for restricted stock units and stock bonus awards for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2018	1,639,918	$8.07
Granted	1,733,634	4.88
Vested	(674,909)	8.50
Forfeited	(71,787)	6.36
Not vested, September 30, 2019	2,626,856	$5.90

The estimated unrecognized compensation cost from restricted stock units and stock bonus awards not vested as of September 30, 2019, which will be recognized ratably over the remaining vesting period, is as follows:

Unrecognized compensation cost (in thousands)	$10,828
Remaining vesting period	2.0 years

Completion of the PDC Merger will result in each then outstanding restricted stock unit and stock bonus award becoming fully vested and converted into the right to receive the Merger Consideration in respect of each share of SRC common stock subject to the award (less required withholdings).

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

Goal-Based PSUs - These PSUs are earned and vested after 2020 based on a discretionary assessment by the Compensation Committee. This assessment is anticipated to measure the performance of the Company and the executives over the defined vesting period. As vesting is based on the discretion of the Compensation Committee, we have not yet met the requirements of establishing an accounting grant date for these awards.  This will occur when the Compensation Committee determines and communicates the vesting percentage to the award recipients, which will then trigger the service inception date, the measurement date for determining the fair value of the awards, and the associated expense recognition period.  As of September 30, 2019, 274,898 Goal-Based PSUs had been awarded to certain executives.

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

As of September 30, 2019, unrecognized compensation cost for TSR PSUs was $6.4 million and will be amortized through 2021. The following table summarizes activity for TSR PSUs for the nine months ended September 30, 2019:

	Number of Units[1]	Weighted-Average Grant-Date Fair Value
Not vested, December 31, 2018	780,028	$11.73
Granted	918,842	5.74
Vested	—	—
Forfeited	—	—
Not vested, September 30, 2019	1,698,870	$8.49
1 The number of awards assumes that the associated vesting condition is met at the target amount. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

Completion of the PDC Merger will result in each then outstanding PSU awards becoming vested at the target level and converted into the right to receive the Merger Consideration in respect of each share of SRC common stock subject to the award (less required withholdings). Certain additional PSU awards are expected to be made prior to the completion of the PDC Merger as described in the PDC Merger Agreement.

11.	Weighted-Average Shares Outstanding

The following table sets forth the Company's outstanding equity grants which have a dilutive effect on earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average shares outstanding — basic	243,479,734	242,536,781	243,392,487	242,184,348
Potentially dilutive common shares from:
Stock options	9,365	230,067	11,603	332,953
TSR PSUs [1]	752,984	411,738	424,659	336,882
Restricted stock units and stock bonus shares	305,559	381,460	305,453	352,875
Weighted-average shares outstanding — diluted	244,547,642	243,560,046	244,134,202	243,207,058
1 The number of awards assumes that the associated vesting condition is met at the respective period end based on market prices as of the respective period end. The final number of shares of the Company’s common stock issued may vary depending on the performance multiplier, which ranges from zero to two, depending on the level of satisfaction of the vesting condition.

The following potentially dilutive securities outstanding for the periods presented were not included in the respective weighted-average shares outstanding-diluted calculations above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Potentially dilutive common shares from:
Stock options [1]	4,534,834	3,456,300	4,534,834	3,438,167
TSR PSUs [1,2]	773,954	160,754	773,954	160,754
Goal-Based PSUs [2,3]	274,898	281,872	274,898	281,872
Restricted stock units and stock bonus shares [1]	565,183	13,907	668,862	13,907
Total	6,148,869	3,912,833	6,252,548	3,894,700
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

The effective combined U.S. federal and state income tax rates for the three and nine months ended September 30, 2019 were 30% and 27%, respectively. For the three and nine months ended September 30, 2018, the effective tax rates were 12% and 9%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 differed from the statutory rate primarily due to state income taxes, non-deductible expenses, and tax deficiencies recognized in connection with the vesting of stock awards. The 2018 rates differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

As of September 30, 2019, we had no liability for unrecognized tax benefits. The Company believes that there are no new items or changes in facts or judgments that should impact the Company’s tax position. No significant uncertain tax positions were identified as of any date on or before September 30, 2019.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of September 30, 2019, the Company has not recognized any interest or penalties related to uncertain tax benefits.

    Each period, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2019, the Company believes it will be able to generate sufficient future positive income within the carryforward periods and, accordingly, believes that it is more likely than not that its deferred income tax assets will be fully realized. In addition to the future positive net income, the temporary deferred tax liabilities exceed the deferred tax assets, resulting in the ability to utilize all deferred tax assets to offset future taxable income resulting from the reversal of the deferred tax liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands):	2019	2018	2019	2018
Oil	$113,411	$123,540	$392,589	$354,601
Natural Gas and NGLs	20,683	37,438	93,562	100,697
	$134,094	$160,978	$486,151	$455,298

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

Costs associated with the Company’s operating leases are either expensed or capitalized depending on how the underlying asset is utilized. For example, costs associated with drilling rigs are capitalized as part of the development of the Company’s oil and gas properties. Refer to the Company’s 2018 Form 10-K for additional information on its accounting policies for oil and gas development and production activities. When calculating the Company’s ROU asset and liability, the Company considers all the necessary payments made or that are expected to be made upon commencement of the lease. Excluded from the initial measurement are certain variable lease payments.

The Company’s total lease costs were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of ROU assets	$66	$189
Interest on lease liabilities	8	23

Operating lease cost	1,215	2,992
Variable lease cost	420	420
Short-term lease cost [1]	22,997	92,843
Total Lease Cost	$24,706	$96,467
1 Costs associated with short-term lease agreements relate primarily to operational activities where underlying lease terms are less than or equal to one year. These costs primarily include drilling activities and field equipment rentals. It is expected that this amount will fluctuate primarily with the number of drilling rigs that the Company is operating under short-term agreements.

Other information related to the Company’s leases is as follows (in thousands, except lease terms and discount rates):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,215	$2,992
Financing cash flows from finance leases	51	156

ROU assets obtained in exchange for new finance lease liabilities	48	186
ROU assets obtained in exchange for new operating lease liabilities	—	8,538

As of September 30, 2019
Weighted-average remaining lease term - finance leases	2.8 years
Weighted-average remaining lease term - operating leases	1.8 years
Weighted-average discount rate - finance leases	4.75%
Weighted-average discount rate - operating leases	4.75%

As of September 30, 2019 and through the date of issuance of these financial statements, the Company has no material lease arrangements which are scheduled to commence in the future. Maturities for the Company’s operating and finance lease liabilities included in the accompanying condensed balance sheets as of September 30, 2019 were as follows (in thousands):

Year	Finance Leases	Operating Leases
2019	$49	$1,178
2020	197	4,450
2021	224	1,530
2022	194	500
2023	38	—
Thereafter	—	—
Total lease payments	$702	$7,658
Less imputed interest	(53)	(314)
Total lease liability	$649	$7,344

As of December 31, 2018, minimum future contractual payments were as follows (in thousands):

Year	Rig Contracts	Capital Leases	Operating Leases
2019	$11,102	$183	$896
2020	—	186	916
2021	—	204	913
2022	—	167	500
2023	—	—	—
Thereafter	—	—	—

Amounts recorded in the Company’s accompanying condensed balance sheets were as follows (in thousands):

As of September 30, 2019	Financing Leases	Operating Leases
Other property and equipment, net	$737	$—
Other assets	—	5,842

Accounts payable and accrued expenses	171	4,355
Other liabilities	478	2,989
	$649	$7,344

15.	Other Commitments and Contingencies

Oil Commitments

The Company has entered into firm sales agreements for its oil production with five counterparties. Deliveries under the sales agreements have commenced. Pursuant to these agreements, we must deliver specific amounts of oil either from our own production or from oil that we acquire from third parties. If we are unable to fulfill all of our contractual obligations, we may be required to pay penalties or damages pursuant to these agreements. Our commitments, excluding the contingent commitment described below, are as follows:

Year ending December 31, 2019	Oil
(MBbls)
Remainder of 2019	2,682
2020	9,493
2021	7,147
2022	5,475
2023	5,475
2024	5,490
Thereafter	9,120
Total	44,882

During the third quarter of 2019, we were able to meet all of our delivery obligations, and we anticipate that our current gross operated production will continue to meet our future delivery obligations. However, this cannot be guaranteed.

Natural Gas Commitments

In collaboration with several other producers and DCP Midstream, LP ("DCP Midstream"), we entered into two facilities expansion agreements with DCP Midstream to expand and improve its natural gas gathering pipelines and processing facilities. DCP Midstream completed and turned on line the first of the two 200 MMcf per day plants in August 2018. The second plant was placed into service during the third quarter of 2019. We are bound to the volume requirements in these agreements on the first day of the calendar month following the actual in-service date of the relevant plant. Both agreements require baseline volume commitments, consisting of our gross wellhead volume delivered in November 2016 to DCP Midstream, and incremental wellhead volume commitments of 46.4 MMcf per day and 43.8 MMcf per day for the first and second agreements, respectively, for 7 years.

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

Litigation

From time to time, the Company is a party to various commercial and regulatory claims, pending or threatened legal action, and other proceedings that arise in the ordinary course of business. Except as discussed below, it is the opinion of management that none of the current proceedings are reasonably likely to have a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

On October 4, 2019 and October 11, 2019, purported shareholders of SRC filed putative class action lawsuits against the members of the SRC board, SRC, and PDC in Colorado District Court in Arapahoe County and Denver County, captioned Robert Garfield v. Lynn A. Peterson, et al., Case No. 2019CV32360 and George Korol v. SRC Energy Inc., et al., Case No. 2019CV33933. The plaintiffs in these complaints generally claim that (i) SRC and the members of the SRC board breached their fiduciary duties to SRC shareholders by authorizing the PDC Merger for what the plaintiffs assert is inadequate consideration and pursuant to an unfair process and with inadequate disclosures and (ii) PDC aided and abetted the other defendants' alleged breach of duties. The plaintiffs seek, among other things, to rescind the transaction or obtain rescissory damages if the PDC Merger is consummated, to recover other unspecified damages, including recover attorneys' fees and costs, and to obtain injunctive relief.

On October 8, 2019 and October 11, 2019, purported shareholders of SRC filed putative class action lawsuits against SRC, the members of the SRC board, and PDC in the United States District Court, District of Delaware, captioned Patrick Plumley v. SRC Energy Inc., et al., Case No. 1:19-cv-01912 and Juan Aguirre v. SRC Energy Inc., et al., Case No. 1:19-mc-01934. The plaintiffs in these complaints generally claim that the defendants disseminated a false or misleading registration statement regarding the PDC Merger in violation of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a-9 promulgated under the Exchange Act. The plaintiffs seek, among other things, injunctive relief to prevent consummation of the PDC Merger until the alleged disclosure violations are cured, damages in the event the PDC Merger is consummated, and an award of attorney's fees.

Although the Company believes these actions are without merit, it is not possible at this time to predict the outcome of these matters nor can the amount of possible losses be reasonably estimated.

16.	Supplemental Schedule of Information to the Condensed Consolidated Statements of Cash Flows

The following table supplements the cash flow information presented in the condensed consolidated financial statements for the periods presented (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information:	2019	2018
Interest paid	$22,931	$17,701

Non-cash investing and financing activities:
Accrued well costs as of period end	$72,381	$143,015
Asset retirement obligations incurred with development activities	1,616	1,488
Asset retirement obligations assumed with acquisitions	—	26,150
Obligations discharged with asset retirements and divestitures	$(7,373)	$(8,944)

Net changes in operating assets and liabilities:
Accounts receivable	$54,934	$(31,170)
Accounts payable and accrued expenses	165	(842)
Revenue payable	(2,917)	15,858
Production taxes payable	(3,001)	20,504
Other	892	(520)
Changes in operating assets and liabilities	$50,073	$3,830

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying condensed consolidated financial statements and is intended to explain certain items regarding the Company's financial condition as of September 30, 2019 and its results of operations for the three and nine months ended September 30, 2019 and 2018.  It should be read in conjunction with the accompanying audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019. Unless the context otherwise requires, references to "SRC Energy," "we," "us," "our," or the "Company" in this report refer to the registrant, SRC Energy Inc., and its subsidiaries.

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

Merger

On August 25, 2019, the Company entered into an Agreement and Plan of Merger ("PDC Merger Agreement") with PDC Energy, Inc., a Delaware corporation ("PDC"), which provides that, among other things, and subject to the terms and conditions of the PDC Merger Agreement, SRC will be merged with and into PDC, with PDC continuing as the surviving corporation (the “PDC Merger”). Pursuant to the PDC Merger Agreement, at the effective time of the PDC Merger, the Company's shareholders will receive 0.158 of a share of PDC common stock for each outstanding share of the Company's common stock, plus cash in lieu of any fractional PDC shares that otherwise would have been issued (the "Merger Consideration"). The PDC Merger Agreement also addresses the treatment of SRC equity awards in the PDC Merger. PDC’s common stock is listed and traded on the NASDAQ Global Select Market under the symbol PDCE. The transaction was unanimously approved by the Boards of Directors of both companies. Completion of the PDC Merger is expected to occur early in the first quarter of 2020, subject to the approval of the Company's shareholders and PDC's stockholders and other customary closing conditions. For the three and nine months ended September 30, 2019, the Company has incurred $8.0 million of merger transaction costs recognized in general and administrative expense of the condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (NYMEX-WTI)
Average NYMEX Price	$56.37	$69.76	$56.99	$66.89
Realized Price *	49.39	63.48	50.05	60.13
Differential *	$(6.98)	$(6.28)	$(6.94)	$(6.76)

Natural Gas (NYMEX-Henry Hub)
Average NYMEX Price	$2.23	$2.90	$2.67	$2.90
Realized Price *	1.21	1.79	1.75	1.84
Differential *	$(1.02)	$(1.11)	$(0.92)	$(1.06)

NGL Realized Price	$4.65	$19.93	$8.84	$18.91
* Adjusted to include the effect of transportation and gathering expenses.

Market conditions in the Wattenberg Field can require us to sell oil at prices less than the prices posted by the NYMEX. The differential between the prices actually received by us and the published indices reflects deductions imposed upon us by the purchasers for location and quality adjustments. To the extent the Company's oil production exceeded its firm sales commitments during the nine months ended September 30, 2019, the surplus oil production was sold at a reduced differential as compared to our committed volumes.

Our natural gas sales tend to trend closely with Colorado Interstate Gas – Rocky Mountains as published in Inside FERC’s Gas Market Report, published by Platts ("CIG"). Average CIG prices for the third quarter of 2019 decreased to $1.67 from $1.95 in the second quarter of 2019, resulting in the basis differential for CIG to NYMEX-Henry Hub decreasing from $0.69 to $0.56.

A decline in oil and natural gas prices will adversely affect our financial condition and results of operations.  Furthermore, low oil and natural gas prices can result in an impairment of the value of our properties and impact the calculation of the “ceiling test” required under the accounting principles for companies following the “full cost” method of accounting.  At September 30, 2019, the calculated value of the ceiling limitation exceeded the carrying value of our oil and gas properties subject to the test, and no impairment was necessary.

Core Operations

The following table provides details about our ownership interests with respect to vertical and horizontal producing wells as of September 30, 2019:

Vertical Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
497	481	159	42	656	523

Horizontal Wells
Operated Wells		Non-Operated Wells		Totals
Gross	Net	Gross	Net	Gross	Net
445	421	338	59	783	480

In addition to the producing wells summarized in the preceding table, as of September 30, 2019, we were the operator of 78 gross (72 net) horizontal wells in progress. As of September 30, 2019, we are participating in 26 gross (4 net) non-operated horizontal wells in progress.

As we develop our acreage through horizontal drilling, we have an active program for the remediation and reclamation of the vast majority of the operated vertical wellbores. During the nine months ended September 30, 2019, we reclaimed 74 wells and returned the associated acreage to the property owners.

Drilling and Completion Operations

We are currently operating with one drilling rig and one completion crew, which is driven by the availability of processing capacity. As additional gas processing capacity becomes available, we may choose to accelerate drilling and completion activities, assuming commodity prices and operating conditions are favorable.

During the nine months ended September 30, 2019, we drilled 83 operated horizontal wells and turned 70 operated horizontal wells to sales. As of September 30, 2019, the Company had 18 gross (17 net) wells that were drilled and completed, but not producing. As of September 30, 2019, we are the operator of 78 gross (72 net) horizontal wells in progress. All of this activity was funded through cash flows from operations.

For the nine months ended September 30, 2019, we participated in the completion of 31 gross (2 net) non-operated horizontal wells. As of September 30, 2019, we are participating in 26 gross (4 net) non-operated horizontal wells in progress.

Production

For the three months ended September 30, 2019, our average daily production was 58,745 BOED as compared to 49,165 BOED for the three months ended September 30, 2018. During the first nine months of 2019, our average net daily production was 61,757 BOED. By comparison, during the nine months ended September 30, 2018, our average production rate was 47,416 BOED. As of September 30, 2019, approximately 98% of our daily production was from horizontal wells. See "‑Trends and Outlook" for further discussion regarding current midstream capacity constraints that continue to impact production.

Significant Developments

Operations

In light of current midstream constraints in the D-J basin and our focus on capital efficiency, we released one of our drilling rigs in August 2019. All of our year-to-date investing activities were funded through cash flows from operations.

Legislative Matters

New legislation governing oil and gas development in Colorado, referred to as SB19-181, and titled "Protect Public Welfare Oil and Gas Operations," became law in April 2019. Among other things, SB19-181 provides that local governments have land use authority to regulate the siting of oil and gas locations, states that it is in the public interest to regulate the development of oil and gas resources in a manner that protects public health, safety, and welfare, including protection of the environment and wildlife resources, and modifies requirements related to statutory pooling. There is ongoing rulemaking associated with this legislation that will affect the implementation and effects of the law. SB19-181 could have a variety of effects on our operations, but we believe that some of these impacts may be mitigated by the fact that the statute places a significant emphasis on local control of oil and gas regulatory matters, and all of our development activities are in Weld County. Weld County commissioners have created a Weld County Oil and Gas Energy Department with the intent to use the additional local authority granted to it in SB19-181 to ensure that oil and gas production continues.

Trends and Outlook

Multiple midstream companies that operate natural gas processing facilities and gathering pipelines in the Wattenberg Field continue to make significant capital investments to increase the capacity of their systems. Until such time as these facilities are operational, our production has been, and most likely will continue to be, adversely impacted by a lack of available processing capacity.

To address the growing volumes of natural gas production in the D-J Basin, DCP Midstream has been developing multiple projects including new processing plants, an expansion of its low- and high-pressure gathering systems, additional compression, and plant bypass infrastructure. Most notably, in collaboration with DCP Midstream, we and several other producers agreed to support the expansion of natural gas gathering and processing capacity through agreements that impose baseline and incremental volume commitments, which we are currently exceeding. DCP Midstream's second expansion under this arrangement is the O'Connor processing complex, which has been expanded by 200 MMcf per day of processing capacity along with the ability to bypass an incremental 100 MMcf per day. During the third quarter of 2019, DCP Midstream also announced an offload agreement with Western Midstream Partners, LP ("Western") for up to 225 MMcf per day of incremental processing capacity in 2020 at Western’s facility. Further, DCP Midstream has secured the land and permits for the development of another facility ("Bighorn"), where DCP Midstream could add processing capacity of up to 1 Bcf per day, including bypass.

Although the O'Connor processing complex expansion was placed in service during the third quarter of 2019, capacity constraints stemming from delays to residue gas and NGLs takeaway expansions, coupled with planned maintenance and downtime across the DCP Midstream system, reduced the overall impact of the expansion. As a result, the system-wide volume allocation limiting each producer’s throughput has not been increased materially. This limitation has required us to continue to shut-in and curtail our production longer than expected. The aggregate volumes shut-in as of September 30, 2019 were approximately 23,000 BOED with an approximate 33% oil cut. This estimate of volume and oil cut is based on what the wells were producing at the time they were shut in. While we expected an increase in our allocation in the fourth quarter of 2019, we now believe that a larger increase will likely not occur until after the residue gas and NGL takeaway expansions have been placed into service, allowing a full utilization of processing and bypass capacity. Further, as these events have impacted all operators, our share of production from non-operated properties has also declined.

Throughout 2019, oil and gas investor sentiment has increasingly stressed the importance of slower growth, capital discipline, and free cash flow. In this investment environment and due to the continuing midstream constraints discussed above, we have reduced our drilling and completion program versus our original budget by releasing one of our two drilling rigs and delaying completion activities. The result of this operational reduction is reflected in our third quarter 2019 capital expenditures, and we expect our fourth quarter 2019 expenditures to be a similar amount. Consequently, we estimate that our fourth quarter 2019 production will remain similar to our third quarter 2019 volumes with any growth dependent on incremental midstream capacity. Overall, we expect year-over-year production growth of approximately 20% with all drilling and completions activities during the year funded by cash flows from operations.

NYMEX-WTI oil traded at $45.15 per Bbl on December 28, 2018 and increased approximately 20% as of September 30, 2019 to $54.09. NYMEX-Henry Hub natural gas traded at $3.25 per Mcf on December 28, 2018 and declined approximately 27% as of September 30, 2019 to $2.37. Although NYMEX-WTI oil prices had increased by the end of the third quarter of 2019, they continue to be volatile and are out of our control. If oil prices decrease, this could (i) reduce our cash flow, which could, in turn, reduce the funds available for the exploration and replacement of oil and natural gas reserves, (ii) reduce our Revolver borrowing base capacity and increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) reduce the number of oil and gas prospects which have reasonable economic returns, (iv) cause us to allow leases to expire based upon the value of potential oil and natural gas reserves in relation to the costs of exploration, (v) result in marginally productive oil and natural gas wells being shut-in as non-commercial, and (vi) cause ceiling test impairments.

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

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

For the three months ended September 30, 2019, we reported net income of $29.8 million compared to net income of $62.6 million during the three months ended September 30, 2018. Net income per basic and diluted share was $0.12 for the three months ended September 30, 2019 compared to net income per basic and diluted share of $0.26 for the three months ended September 30, 2018.

Oil, Natural Gas, and NGL Production and Revenues - For the three months ended September 30, 2019, we recorded total oil, natural gas, and NGL revenues of $134.1 million compared to $161.0 million for the three months ended September 30, 2018, a decrease of $26.9 million or 17%. The following table summarizes key production and revenue statistics:

	Three Months Ended September 30,		Percentage
	2019	2018	Change
Production:
Oil (MBbls) [1]	2,224	1,915	16%
Natural Gas (MMcf) [2]	12,556	9,471	33%
NGLs (MBbls) [1]	1,088	1,030	6%
MBOE [3]	5,405	4,523	20%
BOED [4]	58,745	49,165	19%

Revenues (in thousands):
Oil	$113,411	$123,540	(8)%
Natural Gas	15,622	16,908	(8)%
NGLs	5,061	20,530	(75)%
	$134,094	$160,978	(17)%
Average sales price:
Oil [5]	$49.39	$63.48	(22)%
Natural Gas [5]	1.21	1.79	(32)%
NGLs	4.65	19.93	(77)%
BOE [5]	$24.07	$35.15	(32)%
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

Net oil, natural gas, and NGL production for the three months ended September 30, 2019 averaged 58,745 BOED, an increase of 19% over average production of 49,165 BOED in the three months ended September 30, 2018. From September 30, 2018 to September 30, 2019, our well count increased by 83 net horizontal wells, growing our reserves and daily production totals. The 20% increase in production was more than offset by the 32% decrease in average sales prices, resulting in a decrease in revenues.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Production costs	$12,877	$10,181
Workover	500	179
Total LOE	$13,377	$10,360

Per BOE:
Production costs	$2.38	$2.25
Workover	0.09	0.04
Total LOE	$2.47	$2.29

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the three months ended September 30, 2019, we experienced increased production expense per BOE compared to the three months ended September 30, 2018 due to an increase in net operated wells without a proportional increase in production volume due to current midstream capacity constraints.

Transportation and gathering - Transportation and gathering costs were $4.0 million, or $0.74 per BOE, for the three months ended September 30, 2019, compared to $2.0 million, or $0.44 per BOE, for the three months ended September 30, 2018. Coinciding with the increase in its production in 2019, the Company has increased the volume of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. Production taxes were $10.8 million, or $2.01 per BOE, for the three months ended September 30, 2019, compared to $12.8 million, or $2.83 per BOE, during the three months ended September 30, 2018. As a percentage of revenues, production taxes were 8.1% and 8.0% for the three months ended September 30, 2019 and 2018, respectively.

DD&A - The following table summarizes the components of DD&A:

	Three Months Ended September 30,
(in thousands)	2019	2018
Depletion of oil and gas properties	$55,984	$44,230
Depreciation and accretion	1,417	958
Total DD&A	$57,401	$45,188

DD&A expense per BOE	$10.62	$9.99

For the three months ended September 30, 2019, DD&A was $10.62 per BOE compared to $9.99 per BOE for the three months ended September 30, 2018. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

General and Administrative ("G&A") - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Three Months Ended September 30,
(in thousands)	2019	2018
Total Non-Cash G&A	$3,806	$4,030
Total Cash G&A	16,379	9,806
Capitalized G&A Costs	(3,514)	(3,151)
Total G&A Expense	$16,671	$10,685

Non-Cash G&A Expense	$3,089	$3,405
Cash G&A Expense	13,582	7,280
Total G&A Expense	$16,671	$10,685

Non-Cash G&A Expense per BOE	$0.57	$0.75
Cash G&A Expense per BOE	2.51	1.61
G&A Expense per BOE	$3.08	$2.36

G&A includes overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees, and regulatory costs, among others. Total G&A costs of $16.7 million for the third quarter of 2019 were 56% higher than G&A for the same period of 2018, primarily because the Company incurred $8.0 million of transaction costs in the third quarter of 2019 relating to the PDC Merger.

Our G&A expense for the three months ended September 30, 2019 includes stock-based compensation of $3.1 million compared to $3.4 million for the three months ended September 30, 2018.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool.

Commodity derivative gains (losses) - As more fully described in Item 1. Financial Statements – Note 7, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the three months ended September 30, 2019, we realized a settlement gain of $4.5 million. For the prior comparable period, we realized a settlement loss of $8.3 million.

In addition, for the three months ended September 30, 2019, we recorded an unrealized gain of $6.4 million to recognize the mark-to-market change in the fair value of our commodity contracts. By comparison, in the three months ended September 30, 2018, we reported an unrealized loss of $0.3 million. Unrealized gains and losses are non-cash items.

Income taxes - As more fully described in Item 1. Financial Statements – Note 12, Income Taxes, we reported income tax expense of $13.0 million for the three months ended September 30, 2019 as compared to $8.9 million for the comparable prior year period. The effective combined U.S. federal and state income tax rates for the three months ended September 30, 2019 and 2018 were 30% and 12%, respectively. The effective tax rates for the three months ended September 30, 2019 differed from the statutory rate primarily due to state income taxes, non-deductible expenses, and tax deficiencies recognized in connection with the vesting of stock awards. The effective tax rate for the three months ended September 30, 2018 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

For the nine months ended September 30, 2019, we reported net income of $134.0 million compared to net income of $178.0 million during the nine months ended September 30, 2018. Net income per basic and diluted share was $0.55 for the nine months ended September 30, 2019 compared to net income per basic and diluted share of $0.74 and $0.73, respectively, for the nine months ended September 30, 2018.

Oil, Natural Gas, and NGL Production and Revenues - For the nine months ended September 30, 2019, we recorded total oil, natural gas, and NGL revenues of $486.2 million compared to $455.3 million for the nine months ended September 30, 2018, an increase of $30.9 million or 7%. The following table summarizes key production and revenue statistics:

	Nine Months Ended September 30,		Percentage
	2019	2018	Change
Production:
Oil (MBbls)	7,632	5,802	32%
Natural Gas (MMcf)	35,852	26,177	37%
NGLs (MBbls)	3,253	2,780	17%
MBOE	16,860	12,945	30%
BOED	61,757	47,416	30%

Revenues (in thousands):
Oil	$392,589	$354,601	11%
Natural Gas	64,795	48,139	35%
NGLs	28,767	52,558	(45)%
	$486,151	$455,298	7%
Average sales price:
Oil	$50.05	$60.13	(17)%
Natural Gas	1.75	1.84	(5)%
NGLs	8.84	18.91	(53)%
BOE	$28.08	$34.73	(19)%

Net oil, natural gas, and NGL production for the nine months ended September 30, 2019 averaged 61,757 BOED, an increase of 30% over average production of 47,416 BOED in the nine months ended September 30, 2018. From September 30, 2018 to September 30, 2019, our well count increased by 83 net horizontal wells, growing our reserves and daily production totals. The effect of the 30% increase in production was partially offset by the 19% decrease in average sales prices.

LOE - Direct operating costs of producing oil and natural gas are reported as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Production costs	$43,121	$29,328
Workover	846	540
Total LOE	$43,967	$29,868

Per BOE:
Production costs	$2.56	$2.27
Workover	0.05	0.04
Total LOE	$2.61	$2.31

Lease operating and workover costs tend to increase or decrease primarily in relation to the number and type of wells and, to a lesser extent, on fluctuations in oil field service costs and changes in the production mix of oil and natural gas. During the nine months ended September 30, 2019, we experienced increased production expense per BOE compared to the nine months ended September 30, 2018 primarily due to an increase in net operated wells without a proportional increase in production volume due to current midstream capacity constraints.

Transportation and gathering - Transportation and gathering costs were $12.7 million, or $0.76 per BOE, for the nine months ended September 30, 2019, compared to $5.7 million, or $0.44 per BOE, for the nine months ended September 30, 2018. Coinciding with the increase in its production in 2019, the Company has increased the volume of its production that is sold and delivered at the downstream interconnect. This has the effect of increasing both the net price received for the production and transportation and gathering costs. While costs attributable to volumes sold at the interconnect of the pipeline are reported as an expense, the Company analyzes these charges on a net basis within revenue for comparability with wellhead sales.

Production taxes - Production taxes are comprised primarily of two elements: severance tax and ad valorem tax. During the three months ended March 31, 2019, the Company reduced its estimate for 2018 severance taxes. When preparing the 2018 severance tax return, we determined that the credit for ad valorem taxes would be greater than originally estimated, resulting in a reduction of 2018 severance taxes. Based on this analysis, the Company's prior year accrual was reduced, resulting in an approximate $7.9 million reduction to our production taxes. Production taxes were $31.1 million, or $1.85 per BOE, for the nine months ended September 30, 2019, compared to $41.3 million, or $3.19 per BOE, for the nine months ended September 30, 2018. Taxes tend to increase or decrease primarily based on the value of production sold. As a percentage of revenues, production taxes were 6.4% and 9.1% for the nine months ended September 30, 2019 and 2018, respectively, with the 2019 period reflecting the effect of the change in estimate.

DD&A - The following table summarizes the components of DD&A:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Depletion of oil and gas properties	$172,009	$121,259
Depreciation and accretion	4,337	2,887
Total DD&A	$176,346	$124,146

DD&A expense per BOE	$10.46	$9.59

For the nine months ended September 30, 2019, DD&A was $10.46 per BOE compared to $9.59 per BOE for the nine months ended September 30, 2018. The increase in the DD&A rate was the result of recent drilling and completion activities which increased the amortization base. Capitalized costs of proved oil and gas properties are depleted quarterly using the units-of-production method based on estimated reserves, whereby the ratio of production volumes for the quarter to the beginning of the quarter estimated total reserves determines the depletion rate.

G&A - The following table summarizes G&A expenses incurred and capitalized during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Total Non-Cash G&A	$12,038	$11,193
Total Cash G&A	34,061	28,105
Capitalized G&A Costs	(10,716)	(9,607)
Total G&A Expense	$35,383	$29,691

Non-Cash G&A Expense	$9,914	$9,347
Cash G&A Expense	25,469	20,344
Total G&A Expense	$35,383	$29,691

Non-Cash G&A Expense per BOE	$0.59	$0.72
Cash G&A Expense per BOE	1.51	1.57
G&A Expense per BOE	$2.10	$2.29

G&A includes all overhead costs associated with employee compensation and benefits, insurance, facilities, professional fees and regulatory costs, among others. Total G&A costs of $35.4 million for the nine months ended September 30, 2019 were 19% higher than G&A for the same period of 2018. Cash G&A for the nine months ended September 30, 2018 was elevated by expenses incurred in support of Colorado oil and gas legislative activities during the second and third quarters of 2018. In addition, the Company incurred $8.0 million of transaction costs relating to the PDC Merger in the nine months ended September 30, 2019.

Our G&A expense for the nine months ended September 30, 2019 includes stock-based compensation of $9.9 million compared to $9.3 million for the nine months ended September 30, 2018.

Pursuant to the requirements under the full cost accounting method for oil and gas properties, we identify all general and administrative costs that relate directly to the acquisition of undeveloped mineral leases and the exploration and development of properties. Those costs are reclassified from G&A expenses and capitalized into the full cost pool. The increase in capitalized costs from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 reflects our increased headcount of individuals performing activities to maintain and acquire leases and develop our properties.

Commodity derivatives - As more fully described in Item 1. Financial Statements – Note 7, Commodity Derivative Instruments, we use commodity contracts to help mitigate the risks inherent in the price volatility of oil and natural gas. For the nine months ended September 30, 2019, we realized a settlement gain of $12.7 million. For the prior comparable period, we realized a settlement loss of $16.2 million, net of previously incurred premiums attributable to the settled commodity contracts.

In addition, for the nine months ended September 30, 2019, we recorded an unrealized loss of $16.5 million to recognize the mark-to-market change in the fair value of our commodity contracts. In comparison, in the nine months ended September 30, 2018, we reported an unrealized loss of $12.4 million. Unrealized losses are non-cash items.

Income taxes - We reported income tax expense of $49.3 million for the nine months ended September 30, 2019 as compared to $18.1 million of income tax expense for the comparable prior year period. The effective combined U.S. federal and state income tax rates for the nine months ended September 30, 2019 and 2018 were 27% and 9%, respectively. The effective tax rates for the nine months ended September 30, 2019 differed from the statutory rate primarily due to state income taxes, non-deductible expenses, and tax deficiencies recognized in connection with the vesting of stock awards. The effective tax rate for the nine months ended September 30, 2018 differed from the statutory rates due primarily to the release of valuation allowances previously recorded against deferred tax assets.

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

We believe that our current capital resources, including cash flows from operating activities, cash on hand, and amounts available under our revolving credit facility, will be sufficient to fund our planned capital expenditures and operating expenses. During the nine months ended September 30, 2019, our cash provided by operating activities of $429.3 million exceeded the $377.7 million spent on investing activities. To the extent actual operating results differ from our anticipated results, available borrowings under our credit facility are reduced, or we experience other unfavorable events, our liquidity could be adversely impacted.  Our liquidity would also be affected if the PDC Merger is not completed or we increase our capital expenditures or complete one or more additional acquisitions. Terms of future financings may be unfavorable, and we cannot assure investors that funding will be available on acceptable terms.

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

At September 30, 2019, we had cash and cash equivalents of $69.5 million, $550.0 million outstanding on our 2025 Senior Notes, and a $165.0 million balance outstanding under our revolving credit facility. Our sources and (uses) of funds for the nine months ended September 30, 2019 and 2018 are summarized below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operations	$429,305	$343,554
Capital expenditures	(389,825)	(490,124)
Net cash provided by other investing activities	12,109	1,233
Net cash provided by (used in) equity financing activities	(1,167)	3,039
Net cash provided by (used in) debt financing activities	(30,535)	112,762
Net increase (decrease) in cash and cash equivalents	$19,887	$(29,536)

Net cash provided by operating activities was $429.3 million and $343.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash from operating activities reflects the growth in our production.

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

In April 2019, the borrowing base was increased from $650 million to $700 million, and our elected commitment amount was increased to $550 million from $500 million. As of September 30, 2019, there was a $165.0 million principal balance outstanding and $11.6 million letters of credit outstanding, leaving $373.4 million available to us for future borrowings. On September 18, 2019, the lenders consented to a postponement of the redetermination scheduled for November 2019 to the earlier of (i) the termination of the PDC Merger Agreement and (ii) January 1, 2020, which is expected to be extended. Completion of the PDC Merger would give rise to an event of default under the terms of the Restated Credit Agreement. To avoid an event of default, PDC will need to obtain waivers or consents from the lenders under the Restated Credit Agreement, or the Revolver will need to be repaid in full and terminated in connection with the PDC Merger. Interest on the Revolver accrues at a variable rate. The interest rate pricing grid provides for an escalation in applicable margin based on increased utilization of the Revolver. The Revolver requires the Company to maintain compliance with certain financial and liquidity ratio covenants. In particular, the Company must not (a) permit its ratio of total funded debt to EBITDAX, as defined in the agreement, to be greater than or equal to 4.0 to 1.0 as of the last day of any fiscal quarter or (b) permit its ratio of current assets to current liabilities, each as defined in the agreement, to be less than 1.0 to 1.0 as of the last day of any fiscal quarter.

2025 Senior Notes

In November 2017, the Company issued $550 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "2025 Senior Notes") in a private placement to qualified institutional buyers. The maturity for the payment of principal is December 1, 2025. Interest on the 2025 Senior Notes accrues at 6.25%. Interest is payable on June 1 and December 1 of each year.

The 2025 Senior Notes were issued pursuant to an indenture dated as of November 29, 2017 (the "Indenture") and will be guaranteed on a senior unsecured basis by the Company’s existing and future subsidiaries that incur or guarantee certain indebtedness, including indebtedness under the Revolver. The Indenture contains covenants that restrict the Company’s ability and the ability of certain of its subsidiaries to, among other restrictions and limitations: (i) incur additional indebtedness; (ii) incur liens; (iii) pay dividends; (iv) consolidate, merge, or transfer all or substantially all of its or their assets; (v) engage in transactions with affiliates; or (vi) engage in certain restricted business activities.  These covenants are subject to a number of exceptions and qualifications. If the PDC Merger is completed, PDC may be required to make a change of control offer to repurchase the 2025 Senior Notes from the holders at 101% of the principal amount of the 2025 Senior Notes, together with any accrued and unpaid interest to the date of purchase.

Capital Expenditures

Capital expenditures for drilling and completion activities totaled $290.1 million and $408.3 million for the nine months ended September 30, 2019 and 2018, respectively. The following table summarizes our capital expenditures for oil and gas properties (in thousands):

	Nine Months Ended September 30,
	2019	2018
Capital expenditures for drilling and completion activities	$290,136	$408,334
Acquisitions of oil and gas properties and leasehold[1]	4,805	162,081
Capitalized interest, capitalized G&A, and other	47,876	40,037
Accrual basis capital expenditures[2]	$342,817	$610,452
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

During the nine months ended September 30, 2019, we drilled 83 operated horizontal wells and turned 70 operated horizontal wells to sales. As of September 30, 2019, the Company had 18 gross (17 net) wells that were drilled and completed, but not producing. As of September 30, 2019, we are the operator of 78 gross (72 net) horizontal wells in progress. All of our drilling and completion activity was funded through cash flows from operations.

For the nine months ended September 30, 2019, we participated in 57 gross (6 net) non-operated horizontal wells.

Capital Requirements

Our level of exploration, development, and acreage expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows, development results, acquisitions and divestitures, and downstream infrastructure and commitments, among other factors. Our primary need for capital will be to fund our anticipated drilling and completion activities and any acquisitions that we may complete during 2019. For the near term, we believe that we have sufficient liquidity to fund our needs through cash on hand, cash flow from operations, and additional borrowings available under the Revolver.

Oil and Natural Gas Commodity Contracts

We use derivative contracts to help protect against the variability in cash flows created by short-term price fluctuations associated with the sale of future oil and natural gas production.  At September 30, 2019, we had open positions covering 4.4 million barrels of oil and 5.5 Bcf of natural gas. We do not use derivative instruments for speculative purposes.

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

During the nine months ended September 30, 2019, we reported an unrealized commodity activity loss of $16.5 million.  Unrealized losses are non-cash items.  We also reported a realized gain of $12.7 million, representing the settlement of commodity contracts during the period.

At September 30, 2019, we estimated that the fair value of our various commodity derivative contracts was a net asset of $18.5 million. See Item 1. Financial Statements – Note 8, Fair Value Measurements, for a description of the methods we use to estimate the fair values of commodity derivative instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income	$29,795	$62,628	$134,014	$178,048
Depreciation, depletion, and accretion	57,401	45,188	176,346	124,146
Stock-based compensation expense	3,089	3,405	9,914	9,347
Mark-to-market of commodity derivative contracts:
Total (gain) loss on commodity derivatives contracts	(10,924)	8,529	3,704	28,604
Cash settlements on commodity derivative contracts	5,390	(7,142)	13,105	(13,263)
Cash premiums paid for commodity derivative contracts	(497)	—	(1,474)	—
Interest income	(76)	(23)	(237)	(37)
Income tax expense	13,041	8,918	49,312	18,076
Adjusted EBITDA	$97,219	$121,503	$384,684	$344,921

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," or similar expressions indicate forward-looking statements. Forward-looking statements included in this report include statements relating to future capital expenditures and projects, the adequacy and nature of future sources of financing, midstream capacity issues and planned capacity expansion projects, future production (including production relative to volume commitments), covenant compliance, matters related to the pending merger transaction with PDC, and the implementation and effects of SB19-181 and our responses thereto.

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

•
the completion of the pending merger transaction with PDC, including the possibility that we may incur significant transaction and other costs in connection with the merger, risks related to disruption of ongoing business operations due to the merger, the outcome of litigation relating to the merger, and the risk the parties may not be able to satisfy the conditions to the completion of the merger in a timely matter or at all; and

•	the risks and uncertainties described and referenced in "Risk Factors" in this report and other filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Commodity Price Risk - Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. The volatility of oil prices affects our results to a greater degree than the volatility of natural gas prices, as approximately 85% and 81% of our revenue during the three and nine months ended September 30, 2019, respectively, was from the sale of oil. A $5 per barrel change in our realized oil price would have resulted in an $11.1 million and $38.2 million change in revenues during the three and nine months ended September 30, 2019, respectively; a $0.25 per Mcf change in our realized natural gas price would have resulted in a $3.1 million and $9.0 million change in our natural gas revenues for the three and nine months ended September 30, 2019, respectively; and a $5 per barrel change in our realized NGL price would have resulted in a $5.4 million and $16.3 million change in our NGL revenues for the three and nine months ended September 30, 2019, respectively.

During the three months ended September 30, 2019, the average prices for oil, natural gas and NGLs were lower than they were in the second quarter of 2019.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil, natural gas, and NGL prices include the levels of demand and supply for oil (in global or local markets), the establishment of and compliance with production quotas by oil exporting countries, weather conditions which influence the demand for natural gas, the price and availability of alternative fuels, the strength of the US dollar compared to other currencies, and overall economic conditions. It is impossible to predict future oil, natural gas, and NGLs prices with any degree of certainty. Sustained weakness in oil, natural gas, and NGL prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil, natural gas, and NGL reserves that we can produce economically. Any reduction in our oil, natural gas, and NGL reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil, natural gas, and NGL prices can have a favorable impact on our financial condition, results of operations, and capital resources.

We attempt to mitigate fluctuations in short-term cash flow resulting from changes in commodity prices by entering into derivative positions on a portion of our expected oil and natural gas production.  Under the Revolver, we can use derivative contracts to cover up to 85% of expected proved developed producing production as projected in our semi-annual reserve report, generally over a period of two years.  We do not enter into derivative contracts for speculative or trading purposes. As of September 30, 2019, we had open oil and natural gas derivatives in a net asset position with a fair value of $18.5 million.  A hypothetical upward shift of 10% in the NYMEX forward curve of oil and natural gas prices would decrease the fair value of our position by $19.6 million. A hypothetical downward shift of 10% in the NYMEX forward curve of oil and natural gas prices would increase the fair value of our position by $20.2 million.

Interest Rate Risk - At September 30, 2019, we had $165.0 million outstanding under our revolving credit facility.  Interest on amounts borrowed under our credit facility accrues at a variable rate, based upon either the Prime Rate or LIBOR plus an applicable margin.  During the three and nine months ended September 30, 2019, we incurred interest expense of $1.8 million and $6.1 million, respectively, on our revolving credit facility. When we have balances outstanding under the revolving credit facility, we are exposed to interest rate risk if the variable reference rates increase. If interest rates increase, our interest payments would increase, and our available cash flow would decrease.  We estimate that if market interest rates increased or decreased by 1%, our interest expense in the three and nine months ended September 30, 2019 would have changed by approximately $0.4 million and $1.4 million, respectively.

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

We believe that our exposure to counterparty risk increased slightly during the third quarter of 2019 as the amounts due to us from counterparties increased.

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

During the quarter ended September 30, 2019, there were no material developments regarding the legal matters, previously described under Item 3, Legal Proceedings, of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2019. This information should be considered carefully together with other information in this report and other reports and materials we file with the SEC. We are subject to various legal proceedings from time to time in the ordinary course of our business, but there are currently no pending legal proceedings to which we are subject that we believe to be material to the Company other than as described below. However, the valuation of pending claims and prediction of litigation results in inherently uncertain.

On October 4, 2019 and October 11, 2019, purported shareholders of SRC filed putative class action lawsuits against the members of the SRC board, SRC, and PDC in Colorado District Court in Arapahoe County and Denver County, captioned Robert Garfield v. Lynn A. Peterson, et al., Case No. 2019CV32360 and George Korol v. SRC Energy Inc., et al., Case No. 2019CV33933. The plaintiffs in these complaints generally claim that (i) SRC and the members of the SRC board breached their fiduciary duties to SRC shareholders by authorizing the PDC Merger for what the plaintiffs assert is inadequate consideration and pursuant to an unfair process and with inadequate disclosures and (ii) PDC aided and abetted the other defendants' alleged breach of duties. The plaintiffs seek, among other things, to rescind the transaction or obtain rescissory damages if the PDC Merger is consummated, to recover other unspecified damages, including recover attorneys' fees and costs, and to obtain injunctive relief.

On October 8, 2019 and October 11, 2019, purported shareholders of SRC filed putative class action lawsuits against SRC, the members of the SRC board, and PDC in the United States District Court, District of Delaware, captioned Patrick Plumley v. SRC Energy Inc., et al., Case No. 1:19-cv-01912 and Juan Aguirre v. SRC Energy Inc., et al., Case No. 1:19-mc-01934. The plaintiffs in these complaints generally claim that the defendants disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) and Section 20(a) of the Exchange Act and/or Rule 14a-9 promulgated under the Exchange Act. The plaintiffs seek, among other things, injunctive relief to prevent consummation of the PDC Merger until the alleged disclosure violations are cured, damages in the event the PDC Merger is consummated, and an award of attorney's fees.

Although the Company believes these actions are without merit, it is not possible at this time to predict the outcome of these matters.

Item 1A.	Risk Factors

We face many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under Item 1A, Risk Factors, of the Annual Report on Form 10-K filed with the SEC on February 20, 2019. Except as described in the preceding sentence, including the following additional risk factors, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K. This information should be considered carefully together with other information in this report and other reports and materials that we file with the SEC.

Because the exchange ratio is fixed and because the market price of PDC common stock will fluctuate, SRC shareholders cannot be certain of the precise value of the Merger Consideration they will receive in the PDC Merger.

If the PDC Merger is completed, at the effective time of the Merger, each issued and outstanding eligible share of SRC common stock will be converted into the right to receive the Merger Consideration. The exchange ratio for the Merger Consideration is fixed at 0.158 of a share of PDC common stock for each share of SRC common stock, and there will be no adjustment to the Merger Consideration for changes in the market price of PDC common stock or SRC common stock prior to the completion of the PDC Merger. The actual value of any Merger Consideration received by SRC shareholders at the completion of the PDC Merger will depend on the market value of the shares of PDC common stock at that time.

The PDC Merger may not be completed and the PDC Merger Agreement may be terminated in accordance with its terms. Failure to complete the PDC Merger could negatively impact the price of shares of SRC common stock as well as SRC’s future business and financial results.

The PDC Merger is subject to a number of conditions that must be satisfied, including the approval by PDC stockholders of the PDC Merger Agreement and the issuance of PDC shares in connection with the PDC Merger and approval by SRC shareholders of the PDC Merger Agreement, in each case prior to the completion of the PDC Merger. These conditions to the completion of the PDC Merger, some of which are beyond the control of PDC and SRC, may not be satisfied (or, where permitted, waived) in a timely manner or at all, and, accordingly, the PDC Merger may be delayed or may not be completed. The PDC Merger Agreement may also be terminated under certain circumstances. If the transactions contemplated by the PDC Merger Agreement are not completed for any reason, SRC’s ongoing business and financial results may be adversely affected. In addition, if the PDC Merger Agreement is terminated and SRC’s board of directors seeks another merger or business combination, SRC may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration PDC has agreed to provide in the PDC Merger.

Current SRC shareholders will have a reduced ownership and voting interest in PDC after the PDC Merger compared to their current ownership in SRC on a standalone basis and will exercise less influence over management.

Currently, SRC shareholders have the right to vote in the election of the SRC board of directors and on other matters requiring shareholder approval under Colorado law and the SRC certificate of incorporation and bylaws. As a result of the PDC Merger, current SRC shareholders will own a smaller percentage of the combined company than they currently own of SRC, and as a result will have less influence on the management and policies of the combined company after the merger than they now have on the management and policies of SRC.

SRC will be subject to business uncertainties while the PDC Merger is pending, which could adversely affect our business.

In connection with the pendency of the PDC Merger, it is possible that certain persons with whom SRC has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with SRC as a result of the PDC Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the PDC Merger is completed.

Under the terms of the PDC Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the PDC Merger, which may adversely affect our ability to execute certain of our business strategies. Restrictions on us include, among other things, the ability to issue capital stock, modify or enter into material contracts in certain cases, acquire or dispose of assets, hire or terminate certain key employees, incur indebtedness, incur encumbrances or incur capital expenditures.

The PDC Merger Agreement contains provisions that limit our ability to pursue alternatives to the PDC Merger, could discourage a potential competing acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to PDC.

The PDC Merger Agreement contains certain provisions that restrict our ability to initiate, solicit or knowingly encourage or knowingly facilitate any inquiries, proposals, or offers regarding, or the making of a competing proposal, engage in any discussions or negotiations with respect to a competing proposal or furnish any non-public information or access to our assets to any person in connection with a competing proposal, or enter into any letter of intent or agreement in principle concerning a competing proposal. In some circumstances, upon termination of the PDC Merger Agreement, we will be required to pay a termination fee of $35 million to PDC. These and other provisions of the PDC Merger Agreement could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of SRC or pursuing an alternative transaction with us from considering or proposing such a transaction. In particular, the provisions could discourage a potential third-party acquiror or merger partner that was prepared to pay consideration with a higher per share price than the per share price proposed to be received in the PDC Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee that is payable in certain circumstances.

Uncertainties associated with the PDC Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of SRC or the combined company.

Whether or not the PDC Merger is completed, the announcement and pendency of the PDC Merger could disrupt the businesses of SRC. We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our business plans. Current and prospective employees of SRC may experience uncertainty about their roles in the combined company following the PDC Merger, which may have an adverse effect on our current ability to attract or retain key management and other key personnel regardless of whether the PDC Merger is completed.

Investigations regarding the PDC Merger have resulted in lawsuits against the SRC board, SRC, and PDC and other lawsuits may be filed against SRC, PDC and/or their respective boards challenging the PDC Merger. An adverse ruling in any such lawsuit may prevent the PDC Merger from being completed.

Following the public announcement of the PDC Merger, investigations were launched by several law firms regarding whether (i) the SRC board failed to satisfy its duties to its shareholders, including whether the board adequately pursued alternatives to the acquisition and whether the board obtained the best price possible for SRC shares of common stock, (ii) PDC aided and abetted the alleged breach of fiduciary duties, and (iii) the disclosures by SRC, the SRC board, and PDC in the joint proxy statement/prospectus concerning the PDC Merger are adequate. In addition to the currently pending complaints, there is a possibility that one or more of these investigations could result in further lawsuits against the SRC board, SRC, and PDC seeking, among other things injunctive relief, including a request to enjoin the merger, and damages.

Lawsuits have been filed against SRC, the directors of SRC and PDC regarding the PDC Merger, which could result in substantial costs and may delay or prevent the PDC Merger from being completed.

As discussed in “Legal Proceedings” above, several lawsuits have been filed against SRC, its directors, and PDC regarding the PDC Merger. Even if the lawsuits are without merit, as the defendants believe these lawsuits to be, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on PDC's and SRC's respective liquidity and financial condition. The plaintiffs in the state law complaints seek, among other things, to rescind the transaction or obtain rescissory damages if the merger is consummated, to recover other unspecified damages, including recover attorneys' fees and costs, and to obtain injunctive relief. The plaintiffs in the federal law complaints seek, among other things, injunctive relief to prevent consummation of the merger until the alleged disclosure violations are cured, damages in the event the merger is consummated, and an award of attorney's fees. Any other lawsuit that may be filed in the future could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the merger agreement already implemented and to otherwise enjoin the parties from consummating the merger. If a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect PDC's and SRC's respective business, financial position and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2019 - July 31, 2019 (1)	—	$—
August 1, 2019 - August 31, 2019 (1)	6,597	4.15
September 1, 2019 - September 30, 2019 (1)	2,898	$5.02
Total	9,495

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
2.1
Agreement and Plan of Merger, dated as of August 25, 2019, by and between PDC Energy, Inc. and SRC Energy Inc. (the "Company") (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on August 26, 2019) †

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 2019.

SRC Energy Inc.

/s/ Lynn A. Peterson
Lynn A. Peterson, President and Chief Executive Officer (Principal Executive Officer)

/s/ James P. Henderson
James P. Henderson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jared C. Grenzenbach
Jared C. Grenzenbach, Vice President and Chief Accounting Officer (Principal Accounting Officer)